Form 10QSB
period 1997-03-31
TTR INC
filed 1997-05-15
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                       or

    [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        Commission file number 0-22055

                                    TTR INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                           11-3223672
    (State or other Jurisdiction of         I.R.S. Employer Number
    Incorporation or Organization)

                     515 Madison Avenue, New York, New York
                    (Address of Principal Executive Offices)

                                  212-688-9828
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer:  (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]                  No[ ]

        The number of shares outstanding of the registrant's Common Stock as of May 15, 1997 was 4,238,548.

         Transitional Small Business Disclosure Format:
    Yes [ ]                            No [X]

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

    PART I - FINANCIAL INFORMATION:

    Item 1.  Financial Statements *
        Consolidated Balance Sheet
               December 31, 1996 and March 31, 1997                        1

        Consolidated Statement of Operations
               For the Three Months ended March 31, 1996 and 1997          2

        Consolidated Statement of Cash Flows
               For the Three Months ended March 31, 1996 and 1997          3

        Notes to Consolidated Financial Statements                         4 - 6

    Item 2.  Plan of operations                                            7

    PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                              10

    Item 2. Changes in Securities                                          10

    Item 3. Defaults upon senior securities                                11

    Item 4. Submission of Matters to a Vote of Security Holders            11

    Item 5. Other Information                                              11

    Item 6. Exhibits and Reports on Form 8-K                               11

    Signatures                                                             12

    Exhibit 27 - Financial Data Schedule

    * The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                   December 31,           March 31,
                                                                      1996                  1997
                                                                      ----                  ----
                                                                                         (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                   $    63,656            $ 1,990,143
     Accounts receivable                                                 507                    455
     Other current assets                                            135,321                158,731
                                                                     -------              ---------
     Total current assets                                            199,484              2,149,329

Property and equipment - net                                         373,444                434,846

Deferred financing costs, net of accumulated amortization of
       $181,310 for 1996                                              62,101                  -
Deferred stock offering costs                                        475,664                  -
Due from officer                                                      26,000                 26,000
Other assets                                                          14,995                129,635
                                                                 -----------            -----------
     Total assets                                                $ 1,151,688            $ 2,739,810
                                                                 ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) LIABILITIES
Current liabilities
     Current portion of long-term debt                           $ 1,065,365            $    24,285
     Short-term borrowings                                           849,602                  -
     Accounts payable                                                170,323                 63,573
     Accrued expenses                                                403,594                494,127
     Interest payable                                                234,508                  -
                                                                 -----------            -----------
     Total current liabilities                                     2,723,392                581,985

Long-term debt, less current portion                                  22,153                 14,709
                                                                 -----------            -----------
     Total liabilities                                             2,745,545                596,694

COMMITMENTS AND CONTINGENCIES - See Notes

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value;
  20,000,000 shares authorized,
  3,050,000 and 4,204,548 issued and outstanding, respectively,
   including 1,000,000 shares placed in escrow                         3,050                  4,205
Additional paid-in capital                                           405,356              7,511,685
Cumulative translation adjustments                                    57,696                 54,269
Deficit accumulated during the development stage                  (2,059,959)            (3,324,444)
  Less: deferred compensation                                          -                 (2,103,599)
                                                                 -----------            -----------
     Total stockholders' equity (deficit)                         (1,593,857)             2,143,116
                                                                 -----------            -----------
     Total liabilities and stockholders' equity (deficit)        $ 1,151,688            $ 2,739,810
                                                                 ===========            ===========

                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                               From
                                                                                            Inception
                                                     Three Months     Three Months          (July 14,
                                                        Ended            Ended              1994) to
                                                      March 31,        March 31,            March 31,
                                                       1996              1997                 1997
                                                    (Unaudited)       (Unaudited)          (Unaudited)
Revenue                                            $     -             $     -             $     -

Expenses
     Research and development                           85,246             270,979             891,532
     Sales and marketing                                36,105             326,438             760,236
     General and admininstrative                        75,497             347,687             992,423
                                                       -------             -------           ---------
     Total expenses                                    196,848             945,104           2,644,191
                                                       -------             -------           ---------
Operating loss                                        (196,848)           (945,104)         (2,644,191)

Other (income) expense
     Legal settlement                                     -                232,500             232,500
     Loss on investment                                   -                   -                 17,000
     Interest income                                      -                (10,182)            (23,006)
     Interest expense                                   14,769              97,063             453,759
                                                   -----------         ------------        -----------
Total other (income) expenses                           14,769             319,381             680,253
                                                   -----------         ------------        -----------

Net loss                                           $  (211,617)        $(1,264,485)       $(3,324,444)
                                                   ===========         ============        ===========
Net loss per share                                 $     (0.08)        $     (0.43)        $     (1.13)
                                                   ===========         ============        ===========
Weighted average number of shares outstanding        2,595,200           2,929,992           2,929,992
                                                   ===========         ============        ===========



                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                     From
                                                                                                   Inception
                                                          Three Months        Three Months         (July 14,
                                                             Ended               Ended             1994) to
                                                            March 31,           March 31,           March 31,
                                                              1996                1997               1997
                                                           (Unaudited)        (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                             $  (211,617)        $(1,264,485)        $(3,324,444)
     Adjustments to reconcile net loss
      to net cash used by operating ectivites:
          Depreciation and amortization                        29,200             100,970             357,011
          Translation adjustment                                 (177)            (58,894)            (60,422)
          Amortization of deferred compensation                  -                249,712             249,712
          Stock and warrants issued for services                 -                 50,000              68,673
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                               (786)                 72                (243)
               Escrow                                            -                   -
               Other current assets                            10,094               2,090            (116,624)
               Other assets                                      -               (114,000)           (114,000)
               Accounts payable                               (18,084)           (101,881)             76,288
               Accrued expenses                                 9,735             276,165             395,916
               Interest payable                                26,026            (234,508)               -
                                                          -----------         -----------         -----------
        Net cash used by operating activities                (155,609)         (1,094,759)         (2,468,133)
                                                          -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                      (10,688)            (73,550)           (509,443)
     Increase in organization costs                              -                   -                 (7,680)
                                                          -----------         -----------         -----------
        Net cash used by investing activities                 (10,688)            (73,550)           (517,123)
                                                          -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                   100,000           5,220,837           5,610,570
     Loans to officer                                            -                   -                (26,000)
     Deferred stock offering costs                               -               (209,565)           (375,664)
     Deferred financing costs                                    -                (19,000)           (262,411)
     Proceeds from short-term borrowings                         -                200,000           1,049,602
     Proceeds from long-term debt                                -                   -              1,114,137
     Repayment of short-term borrowings                          -             (1,049,602)         (1,049,602)
     Repayments of long-term debt                              (3,282)         (1,046,434)         (1,082,450)
                                                          -----------         -----------         -----------
       Net cash provided by financing activities               96,718           3,096,236           4,978,182
                                                          -----------         -----------         -----------
Effect of exchange rates on cash                                  128              (1,440)             (2,783)
                                                          -----------         -----------         -----------
INCREASE (DECREASE) IN CASH                                   (69,451)          1,926,487           1,990,143

CASH AT BEGINNING OF PERIOD                                    87,866              63,656                -
                                                          -----------         -----------         -----------
CASH AT END OF PERIOD                                     $    18,415         $ 1,990,143         $ 1,990,143
                                                          ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                        $     2,742         $   316,116         $   337,314
                                                          ===========         ===========         ===========

                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements of TTR Inc. and its Subsidiary ( "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

    Note 2 -  Loss per share

        Net loss per share of common stock is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period. Pursuant to SEC rules, common stock and warrants issued for consideration below the public offering price within the twelve months prior to filing a registration statement have been included in the calculation of common stock equivalents, using the treasury stock method, as if they had been outstanding for all periods presented. Certain shares held in escrow are not treated as outstanding during any period.

    Note 3 - Initial Public Offering

        In February 1997, the Company completed an initial public offering of 860,000 shares of its Common Stock and realized net proceeds of approximately $4,700,000 after stock offering costs. In connection with this offering, the Company sold to the underwriter, for $80, warrants to purchase up to an additional 80,000 shares of the Company's Common Stock at an exercise price equal to $11.20 per share. The Company has also agreed to retain the Underwriter as management and financial consultants for a two-year period at an annual rate of $60,000 per annum, payable in advance. In connection with the IPO, certain securityholders have agreed not to sell their shares for up to two years from the offering date, without the prior written consent of the Underwriter.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 4 - Long-term Debt and Short-term Borrowings

        In  January  1997,  the  Company  issued  short-term   promissory  notes
        aggregating $200,000. Interest is calculated at the rate of 15% per annum. In February 1997, upon the completion of the IPO, the Company repaid these notes as well a total of $1,900,000 in other long-term debt and short-term borrowings, plus accrued interest thereon. All unamortized deferred financing costs have been charged off in the period.

    Note 5 - Stock warrants, options and grants

        (1) Pursuant to an employment agreement with the Chief Executive Officer of TTR Israel, the Company granted, on the date the IPO was declared effective, warrants to purchase up to 217,473 shares of the Company's Common Stock, at an exercise price of $.01 per share. The company has recorded deferred compensation expense of $1,522,300 and is amortizing this amount over the period that services are provided. The options will vest over a four year period commencing with the date of grant.

        (2) On March 11, 1997, the Company issued 5,000 shares of its Common Stock to a consultant. The Company has recorded compensation in the amount of $50,000 due to the issuance of these shares.

    Note 6 - Employment Agreement

        On March 11, 1997, the Company entered into a one-year employment agreement with its Chief Financial Officer. The agreement provides for monthly compensation of $5,000 and is automatically renewable for additional one-year terms. The agreement may be terminated by either party with 30 or 60 days' prior notice during the first and second anniversary, respectively, and with 90 days' notice thereafter. The Company has also issued to the employee 50,000 shares of its Common Stock which shares have been placed in escrow. Pursuant to the escrow agreement, 25,000 shares will be released from escrow on July 31, 1997 and 25,000 on January 31, 1998. The grant of these shares results in a charge to deferred compensation in the amount of $500,000 is being amortized over one year. The officer was also granted 40,000 qualified and 60,000 nonqualified options to purchase shares of the Company's Common Stock, at an exercise price of $10.00 and $5.00 per share, respectively. The options will vest over a four-year period commencing with the date of grant. The issuance of the nonqualified options resulted in a charge to deferred compensation in the amount of $300,000. This amount will be amortized over the vesting period.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 7 - Consulting Agreement

        On March 1, 1997, the Company entered into a one year consulting agreement which provided for a lump-sum payment of $100,000 to be paid upon signing.

    Note 8 - Legal Matter

        On March 31, 1997, the Company and TTR Israel were served with claims by and individual demanding, among other things, royalties at the rate of 5% of the proceeds from the sales of products in which the plaintiff claims to have provided consulting services towards its development.

        On May 6, 1997, the Company entered into a settlement agreement whereby the Company will issue the plaintiff 15,000 shares of its Common Stock, subject to the following: (a) If the Company registers any additional shares for sale it will include these shares in its registration statement; (b) Following the registration of these shares and continuing for a 180 day period, if the share price averages in excess $15.50 per share over two consecutive business days the Company's obligation to the consultant terminates. If the share price is not met, then during the three days commencing after 180 days the Company will remit to the consultant the difference between $15.50 per share and the actual consideration received. The Company has recorded a charge to income of $232,500 in the current quarter.

    Note 9 -  Subsequent  event

        On April 15, 1997, the Company granted 15,000 shares of its Common Stock to a consultant for consulting services rendered and 4,000 shares to a non-profit entity as a charitable contribution. The Company will record a charge to operations of $282,625 upon the issuance of these shares.

    ITEM 2.  PLAN OF OPERATIONS

    The following discussion and exposition should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-QSB.

        TTR Inc. ("TTR" or the "Company") is engaged in the design and development and marketing of proprietary software security products that are designed to prevent the unauthorized reproduction and use of computer software programs. TTR's core software protection technologies are designed to be used by software publishers for inclusion into their software products. The Company is in development stage and, to date, has not realized any operating revenues.

        The Company is actively engaged in completing the development and commencing the intensive marketing of DiscGuard, its proprietary technology designed to protect against the unauthorized reproduction of CD-ROM and DVD based software, and anticipates releasing the initial version by the third quarter of 1997. The Company and Doug Carson and Associates Ltd. ("DCA"), a leading supplier of mastering interface systems used by CD-ROM replicators to mass-produce CD-ROMs, have, on April 14, 1997, entered into a Memorandum of Understanding ("DCA MOU") providing for, inter-alia, the incorporation of the DiscGuard technology into DCA's mastering interface systems. DCA has undertaken under the DCA MOU to assist Nimbus CD International Inc. ("Nimbus"), a leading CD-ROM replicator, in integrating the DiscGuard enhanced mastering interface system into Nimbus' mastering machines to produce a first-run of 1,000 DiscGuard treated CD-ROMs (the "First Run"). On May 11, 1997 the Company, DCA and Nimbus entered into a memorandum of understanding (the "Nimbus MOU") relating to the principal terms of a proposed license agreement granting Nimbus the right to use the DiscGuard technology for the purpose of replicating DiscGuard protected CD-ROMs and DVDs (the "Protected Media"). Upon successful completion of the First Run, Nimbus shall be granted an exclusive six month license to produce Protected Media through mastering machines. During the term of the license agreement, Nimbus is to pay TTR 50% of the premium per Protected Media disc sold or distributed by or on behalf of Nimbus, which shall be a minimum of $0.15 per disc. Additionally with respect to each DiscGuard protected title sold or distributed by or on behalf of Nimbus, a mandatory $1,500 mastering charge will be collected by Nimbus, from which TTR shall be paid $1,000.

        Although no assurances can be given with respect to the successful development and marketing of the DiscGuard product, management believes that the integration of the DiscGuard technology into DCA's mastering interface system and Nimbus's mastering machines will expose the Company's DiscGuard product to CD-ROM replicators and publishers worldwide, thereby establishing the infrastructure necessary for software publishers to integrate the Company's technology into their software products.

        The Company has completed development of SoftGuard, its software protection solution for non-CD-ROM based software applications, for use on

    Windows 3.x and MS-DOS based systems, but does not intend on currently releasing SoftGuard to the public unless prevailing market conditions dictate otherwise and the Company develops a sales and other customer support infrastructure.

        The Company anticipates undertaking marketing efforts in North America, Israel, Europe and the Far East to increase awareness of the Company's products. In this respect the Company will be exploring the possibility of establishing strategic alliances with appropriate software distributors. In addition to the DCA and Nimbus relationship, the Company is exploring with CD recording equipment manufacturers the option of incorporating the DiscGuard technology into their CD recorders. No assurance can however be provided that any agreements will result.

        The Company's product development is centralized out of the facilities of its Israeli based subsidiary, TTR Technologies Ltd. ("TTR Israel"), at 2 Hanagar Street, Kfar Saba 44425 Israel. The Company does not have any commitments or plans to undertake significant capital expenditures other than computer workstations as it hires new employees which is not expected to be more than $150,000.

        The Company currently employs 18 employees, and depending on its level of business activity, expects to hire an additional 12 employees in the next 12 month period.

        To date, the Company has not generated any revenues from operations. In February 1997, the Company completed an initial public offering of its securities consisting of 860,000 shares of its common stock and realized proceeds of approximately $4,700,000 net of deferred stock offering costs. For the period from its inception to March 31, 1997, the Company has incurred total operating losses of $2,644,191. For the three months period ended March 31, 1997, the Company incurred operating losses of $945,104.

        The Company's operating expenses have increased relative to previous periods, reflecting the Company's growth and expansion since its initial public offering. The increase in operating expenses is also due to a great extent to certain non-cash charges associated with the compensation of senior Company personnel. In the first quarter of 1997, the Company recorded deferred compensation in the amount of $2,352,311 in connection with stock options and stock grants issued to its chief executive officer and to its newly hired chief financial officer. The amortization of this deferred compensation resulted in non-cash charges for the 1997 quarter of $249,712. Non-cash charges of $50,000 were also charged to research and development in connection with a stock grant to a consultant of the Company. The Company believes that these compensation charges were necessary to retain the services of competent individuals.

        Cash used by operations for the first quarter of 1997 was approximately $1,095,000. This amount included the repayment of accrued interest in the amount of $305,000, including current period interest of $71,000, in February 1997 when the Company repaid substantially all of its debt from the proceeds of the offering. In addition, the company prepaid $220,000 of fees under two consulting contracts with ten-month and two-year terms, respectively. (See notes to financial statement).

        The Company has also recorded a non-cash, non-recurring charge of $232,500 associated with the settlement of a law suit brought by a former consultant. See Part II, Item 1. Although the Company denies the allegations contained in the lawsuit, the Company believes that settlement of the lawsuit was desirable to avoid costly and protracted litigation.

        The Company believes that ongoing investment in research and development and marketing activities will be critical to the ability of the Company to generate revenues and operate profitably. Since its inception, the Company has expended approximately $891,532 on its research and development activities. Management anticipates that the Company will continue to expend funds the development activities of DiscGuard and in the effort to market its products effectively.

        In April 1997, the Company was approved by the Office of the Chief Scientist of the Government of Israel (OCS) for an additional grant of $112,500, which the Company anticipates receiving over the course of the next 12 months. These funds will partially offset research and development costs.

        The Company expects, but cannot give assurance, that existing cash balances and cash flows from activities will be sufficient to meet its financing needs for at least the next twelve months, including expected capital expenditures and working capital to fund operations.

    PART II

    Item 1. Legal Proceedings

        On March 31, 1997, the Company was served with notice of a law suit filed with the District Court in Tel Aviv-Jaffa, Israel, by Henry Israel, a former consultant to the Company, alleging that an oral agreement exists between the Company and Mr. Israel according to which he is entitled to 5% of "the rights" in DiscGuard and SoftGuard, including any further developments and enhancements therein, as well as any proceeds received therefrom. Management believes that the allegations are without merit. Notwithstanding, to avoid costly litigation, the Company entered into a n agreement with Mr. Israel on May 6, 1997 (the "Settlement Agreement") whereby Mr. Israel dismissed the law suit with prejudice in consideration of the Company's issuance to him of 15,000 shares of common stock. Pursuant to the Settlement Agreement, the Company has agreed to register such shares and has guaranteed, under certain circumstances, a gross sale price in an ordinary brokerage transaction in the over-the-counter market of $15.50 per share. The Company's obligation shall cease if at any time after registration of these shares the sale price at which the Company's publicly traded common stock trades averages in excess of $15.50 per share for a consecutive 2 day period.

    Item 2.  Change in Securities

        (C1) In March 1997, the Company issued 5,000 shares of Common Stock to Allon Guez, a former consultant to the Company.

               (i) There were no underwriters with respect to the above transaction.

               (ii)  The  shares  were  issued  in   consideration  of  services
               rendered.

               (iii) The Company believes that the shares of Common Stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

        (C2) In March 1997, the Company issued 50,000 shares of Common Stock to Robert Friedman, its Chief Financial Officer. The shares were deposited into escrow and are to be released to Mr. Friedman at the rate of 25,000 shares on each of July 31, 1997 and January 31, 1998.

               (i) There were no underwriters with respect to the above transaction.

               (ii) The shares were issued in consideration of services to be rendered.

               (iii) The Company believes that the shares of Common Stock were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

    Item 3.  Default Upon Senior Securities

               Not Applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

               Not Applicable

    Item 5.  Other Information

               Not Applicable

    Item 6.  Exhibits and Reports on 8-K

    Exhibits

    Exhibit 10. Friedman Employment Agreement

                Henry Israel Settlement

    Exhibit 27. Financial Data Schedule

    SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                 TTR INC.
                                 Registrant

    Date: May 15, 1997           By: /s/ Marc D. Tokayer
                                         ---------------------------------------
                                         Marc D. Tokayer,
                                         President (Principal Executive Officer)
                                         (and duly authorized to sign on
                                         behalf of the Registrant)