Form 10QSB
period 1997-06-30
TTR INC
filed 1997-08-14
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    /X / Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                            or

    / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        Commission file number 0-22055

                                    TTR INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                             11-3223672
    (State or other Jurisdiction of         I.R.S. Employer Number
    Incorporation or Organization)

                     1841 Broadway, New York, New York 10023
                    (Address of Principal Executive Offices)


                                  212-333-3355
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer: (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days.

    Yes [X]                  No[ ]

        The number of shares outstanding of the registrant's Common Stock as of August 12, 1997 was 4,238,548.

         Transitional Small Business Disclosure Format:
    Yes [ ]                            No [X]

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

    PART I - FINANCIAL INFORMATION:

    Item 1.  Financial Statements *
        Consolidated Balance Sheets -
               December 31, 1996 and June 30, 1997........................1

        Consolidated Statements of Operations -
               For the Six and Three Months ended
               June 30, 1996 and 1997.....................................2

        Consolidated Statements of Cash Flows
               For the Six Months ended June 30, 1996 and 1997............3

        Notes to Consolidated Financial Statements......................4 - 6

    Item 2.  Plan of operations.........................................7 - 9

    PART II. OTHER INFORMATION

    Item 1. Legal Proceedings............................................10

    Item 2. Changes in Securities........................................10

    Item 3. Defaults upon senior securities..............................11

    Item 4. Submission of Matters to a Vote of Security Holders..........11

    Item 5. Other Information............................................11

    Item 6. Exhibits and Reports on Form 8-k.............................11

    Exhibit 27 - Financial Data Schedule.................................12

    Signatures        ...................................................13

    * The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         December 31,          June 30,
                                                                             1996                1997
                                                                             ----                ----
ASSETS
Current assets
     Cash and cash equivalents                                           $    63,656         $ 1,303,222
     Other current assets                                                    135,828             187,560
                                                                         -----------         -----------
     Total current assets                                                    199,484           1,490,782

Property and equipment - net                                                 373,444             423,095

Deferred financing costs, net of accumulated amortization of
  $181,310 for 1996                                                           62,101               -
Deferred stock offering costs                                                515,664               -
Due from officer                                                              26,000              26,000
Other assets                                                                  14,995             117,448
                                                                         -----------         -----------
     Total assets                                                        $ 1,191,688         $ 2,057,325
                                                                         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
     Current portion of long-term debt                                   $ 1,065,365         $    20,656
     Short-term borrowings                                                   849,602               -
     Accounts payable                                                        170,323              17,102
     Accrued expenses                                                        443,594             300,293
     Interest payable                                                        234,508               -
                                                                         -----------         -----------
     Total current liabilities                                             2,763,392             338,051

Long-term debt, less current portion                                          22,153              10,665
                                                                         -----------         -----------
     Total liabilities                                                     2,785,545             348,716
Common stock issued with guaranteed selling price -
  $.001 par value 15,000 shares issued and outstanding                       -                   232,500
                                                                         -----------         -----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value;
  20,000,000 shares authorized,
  3,050,000 and 4,223,548 issued and outstanding, respectively,
   including 1,000,000 shares placed in escrow                                 3,050               4,224
Additional paid-in capital                                                   405,356           7,794,291
Cumulative translation adjustments                                            57,696              73,561
Deficit accumulated during the development stage                          (2,059,959)         (4,536,012)
  Less: deferred compensation                                                -                (1,859,955)
                                                                         -----------         -----------
     Total stockholders' equity (deficit)                                 (1,593,857)          1,476,109
                                                                         -----------         -----------
     Total liabilities and stockholders' equity (deficit)                $ 1,191,688         $ 2,057,325
                                                                         ===========         ===========

                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                From
                                                                              Inception
                                                      Six Months              (July 14,           Three Months
                                                         Ended                1994) to                Ended
                                                        June 30,              June 30,              June 30,
                                                    1996          1997          1997           1996           1997
                                                    ----          ----          ----           ----           ----
Revenue                                         $  -          $   -          $   -          $  -          $   -

Expenses
     Research and development                      176,320        435,129      1,055,682        91,074        164,150
     Sales and marketing                            61,099        978,651      1,412,449        24,994        652,213
     General and administrative                    195,709        739,714      1,384,450       120,212        392,027
                                                ----------    -----------    -----------    ----------    -----------
     Total expenses                                433,128      2,153,494      3,852,581       236,280      1,208,390
                                                ----------    -----------    -----------    ----------    -----------
Operating loss                                    (433,128)    (2,153,494)    (3,852,581)     (236,280)    (1,208,390)

Other (income) expense
     Legal settlement                                 -           232,500        232,500          -              -
     Loss on investment                               -              -            17,000          -              -
     Interest income                                  -           (17,069)       (29,893)         -            (6,887)
     Interest expense                               61,553        107,128        463,824        46,784         10,065
                                                ----------    -----------    -----------    ----------    -----------
Total other (income) expenses                       61,553        322,559        683,431        46,784          3,178
                                                ----------    -----------    -----------    ----------    -----------
Net loss                                        $ (494,681)   $(2,476,053)   $(4,536,012)   $ (283,064)   $(1,211,568)
                                                ==========    ===========    ===========    ==========    ===========
Net loss per share                              $    (0.19)   $     (0.78)   $     (1.42)   $    (0.11)   $     (0.35)
                                                ==========    ===========    ===========    ==========    ===========
Weighted average number of
  shares outstanding                             2,612,582      3,188,973      3,188,973     2,612,582      3,445,109
                                                ==========    ===========    ===========    ==========    ===========


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    From
                                                                                                                 Inception
                                                                                   Six Months                     (July 14,
                                                                                     Ended                        1994) to
                                                                                    June 30,                       June 30,
                                                                              1996               1997                1997
                                                                              ----               ----               -----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $(494,681)        $(2,476,053)         $(4,536,012)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                       59,470             127,737              383,778
          Amortization of discount on long-term debt                           1,960                -                    -
          Translation adjustment                                                 957              60,634               59,106
          Amortization of deferred compensation                                 -                492,356              492,356
          Stock and warrants issued for services and legal settlement           -                565,125              583,798
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                             1,243                  35                 (280)
               Escrow                                                           -                   -                    -
               Other current assets                                            1,546               5,573             (113,141)
               Other assets                                                     -               (102,700)            (102,700)
               Accounts payable                                              (21,869)           (146,166)              32,003
               Accrued expenses                                               33,598              99,649              219,400
               Interest payable                                               53,560            (234,508)                -
                                                                           ---------         -----------          ------------
        Net cash used by operating activities                               (364,216)         (1,608,318)          (2,981,692)
                                                                           ---------         -----------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                     (14,871)           (134,740)            (570,633)
     Increase in organization costs                                             -                   -                  (7,680)
                                                                           ---------         -----------          ------------
        Net cash used by investing activities                                (14,871)           (134,740)            (578,313)
                                                                           ---------         -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                  363,533           5,220,837            5,610,570
     Loans to officer                                                           -                   -                 (26,000)
     Deferred stock offering costs                                           (40,385)           (309,565)            (475,664)
     Deferred financing costs                                                (64,980)            (19,000)            (262,411)
     Proceeds from short-term borrowings                                     425,000             200,000            1,049,602
     Proceeds from long-term debt                                               -                   -               1,114,137
     Repayment of short-term borrowings                                         -             (1,049,602)          (1,049,602)
     Repayments of long-term debt                                             (6,380)         (1,052,545)          (1,008,561)
                                                                           ---------         -----------          -----------
       Net cash provided by financing activities                             676,788           2,990,125            4,872,071
                                                                           ---------         -----------          -----------
Effect of exchange rates on cash                                                (693)             (7,501)              (8,844)
                                                                           ---------         -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             297,008           1,239,566            1,303,222

CASH AT BEGINNING OF PERIOD                                                   87,866              63,656                 -
                                                                           ---------         -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 384,874         $ 1,303,222          $ 1,303,222
                                                                           =========         ===========          ===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                               $    -            $   316,262          $   334,718
                                                                           =========         ===========          ===========

                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Note 1 - Basis of Presentation

       The accompanying unaudited consolidated financial statements of TTR Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

    Note 2 -  Loss per share

       Net loss per share of common stock is computed based on the weighted average number of common stock and common stock equivalent shares outstanding during the period. Pursuant to SEC rules, common stock and warrants issued for consideration below the public offering price within the twelve months prior to filing a registration statement have been included in the calculation of common stock equivalents, using the treasury stock method, as if they had been outstanding for all periods presented. Certain shares held in escrow are not treated as outstanding during any period

    Note 3 - Initial Public Offering

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

       (2) On March 11, 1997, the Company issued 5,000 shares of its Common Stock to a consultant. The Company has recorded a charge to research and development expenses in the amount of $50,000 due to the issuance of these shares.

       (3) On April 15, 1997, the Company granted a total of 19,000 shares of its Common Stock for services rendered. The Company has record a charge to a charge to sales and marketing expenses of $282,625 from the issuance of these shares.

    Note 6 - Employment Agreement

       On March 11, 1997, the Company entered into a one-year employment agreement with its Chief Financial Officer. The agreement provides for monthly compensation of $5,000 and is automatically renewable for additional one-year terms. The Company has also issued to the employee 50,000 shares of its Common Stock which shares have been placed in escrow. Pursuant to the escrow agreement, 25,000 shares will be released from escrow on July 31, 1997 and 25,000 on January 31, 1998. The grant of these shares results in a charge to deferred compensation in the amount of $500,000 which is being amortized over one year. The officer was also granted 40,000 qualified and 60,000 nonqualified options to purchase shares of the Company's Common Stock, at an exercise price of $10.00 and $5.00 per share, respectively. The options will vest over a four-year period commencing with the date of grant.

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

    Note 8 - Common Stock Issued with Guaranteed Selling Price

       On March 31, 1997, the Company and TTR Israel were served with claims by and individual demanding, among other things, royalties at the rate of 5% of the proceeds from the sales of products in which the plaintiff claims to have provided consulting services towards its development.

       On May 6, 1997, the Company entered into a settlement agreement whereby the plaintiff, Mr. Israel, dismissed the law suit with prejudice in consideration of the Company's issuance to him of 15,000 shares of common stock. Pursuant to the Settlement Agreement, the Company has agreed to register such shares and has guaranteed, under certain circumstances, a gross sale price in an ordinary brokerage transaction in the over-the-counter market of $15.50 per share. The Company's obligation shall cease if at any time after registration of these shares, for a period of 180 days, the sale price at which the Company's publicly traded common stock trades averages in excess of $15.50 per share for a consecutive 2 day period. These shares have since been registered.

       The Company has established a temporary equity account to record its maximum liability with respect to the shares ($232,500). Payment of any shortfall will be charged to this account. Any balance remaining at the end of the holding period will be credited to permanent capital.

    ITEM 2.  PLAN OF OPERATIONS

    The following discussion and exposition should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-QSB.

       TTR Inc. ("TTR" or the "Company") is engaged in the design and development and marketing of proprietary software security products that are designed to prevent the unauthorized reproduction and use of computer software and electronic content. TTR's core software protection technologies are designed to be used by software publishers for inclusion into their software products. The Company is in development stage and, to date, has not realized any operating revenues.

       The Company is actively engaged in completing the development and commencing the intensive marketing of DiscGuard'tm', its proprietary technology designed to protect against the unauthorized reproduction of CD-ROM and DVD based content, and anticipates releasing the initial version by the fourth quarter of 1997. The Company and Doug Carson and Associates Ltd. ("DCA"), a leading supplier of mastering interface systems used by CD-DVD/ROM replicators to mass-produce CD-ROMs, have, on April 14, 1997, entered into a Memorandum of Understanding ("DCA MOU") providing for, inter-alia, the incorporation of the DiscGuard technology into DCA's mastering interface systems. DCA and TTR have undertaken under the DCA MOU to assist Nimbus CD International Inc. ("Nimbus"), a leading CD-ROM replicator, in integrating the DiscGuard enhanced mastering interface system into Nimbus' production lines (mastering machines) to produce a first-run of 1,000 DiscGuard treated CD-ROMs (the "First Run"). On May 11, 1997 the Company, DCA and Nimbus entered into a memorandum of understanding (the "Nimbus MOU") relating to the principal terms of a proposed license agreement granting Nimbus the right to use the DiscGuard technology for the purpose of replicating DiscGuard protected CD-ROMs and DVDs (the "Protected Media"). Upon successful completion of the First Run, Nimbus shall be granted an exclusive six month license to produce Protected Media through mastering machines.

       Although no assurances can be given with respect to the successful development and marketing of the DiscGuard product, management believes that the integration of the DiscGuard technology into DCA's mastering interface systems and Nimbus's production lines (mastering machines) will expose the Company's DiscGuard product to other CD-ROM and DVD-ROM replicators and publishers worldwide, thereby establishing the infrastructure necessary for software publishers to integrate the Company's technology into their software products.

       The Company has completed development of SoftGuard'tm', its software protection solution for non-CD-ROM based software applications, for use on Windows 3.x and MS-DOS based systems, but does not intend on currently releasing SoftGuard to the public unless prevailing market conditions dictate otherwise and the Company develops a sales and other customer support infrastructure and distribute same using a non-reproducible protected media.

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

       The Company currently has 20 employees, and depending on its level of business activity, expects to hire an additional 7-10 in the next 12 month period.

       To date, the Company has not generated any revenues from operations. In February 1997, the Company completed an initial public offering of its securities consisting of 860,000 shares of its common stock and realized proceeds of approximately $4,700,000 net of deferred stock offering costs. For the period from its inception to June 30, 1997, the Company has incurred total operating losses of $3,852,581, including the non-cash charges associated with the stock option grants and stock grants referred to in Notes 5 and 6 of Item 1 and the paragraph below. For the three months period ended June 30, 1997, the Company incurred operating losses of $1,208,390.

       The Company's operating expenses have increased relative to previous periods, reflecting the Company's growth and expansion since its initial public offering. The increase in operating expenses is also due to a great extent to certain non-cash charges associated with the compensation of senior Company personnel. In 1997, the Company recorded deferred compensation in the amount of $2,352,311 in connection with stock options and stock grants issued to its chief executive officer and to its newly hired chief financial officer. The amortization of this deferred compensation resulted in non-cash charges for the first half of 1997 of $492,356. Non-cash charges of $282,625 and $50,000 were also charged to sales and marketing and research and development, respectively, in connection with stock grants to consultants of the Company. The Company believes that these compensation charges were necessary to retain the services of competent individuals.

       Cash used by operations for the six months ended June 30, 1997 was approximately $1,608,318. This amount included the repayment of accrued interest in the amount of $305,000, including current period interest of $71,000, in February 1997 when the Company repaid substantially all of its debt from the proceeds of the offering. In addition, the company prepaid $220,000 of fees under two consulting contracts with ten-month and two-year terms, respectively. (See notes to financial statement).

       The Company believes that ongoing investment in research and development and marketing activities will be critical to the ability of the Company to generate revenues and operate profitably. Since its inception, the Company has expended approximately $1,055,682 on its research and development activities. Management anticipates that the Company will continue to expend funds the development activities of DiscGuard and in the effort to market its products effectively.

       In April 1997, the Company was approved by the Office of the Chief Scientist of the Government of Israel (OCS) for an additional grant of $112,500, which amount was subsequently increased to $203,000. To date, the Company has received $100,000 and the Company anticipates receiving the remaining balance over the course of the next 12 months. These funds will partially offset research and development costs.

       The Company expects, but cannot give assurance, that existing cash balances and cash flows from activities will be sufficient to meet its financing needs for at least the next nine months, including expected capital expenditures and working capital to fund operations.

    PART II

    Item 1. Legal Proceedings

       On March 31, 1997, the Company was served with notice of a law suit filed with the District Court in Tel Aviv-Jaffa, Israel, by Henry Israel, a former consultant to the Company, alleging that an oral agreement exists between the Company and Mr. Israel according to which he is entitled to 5% of "the rights" in DiscGuard and SoftGuard, including any further developments and enhancements therein, as well as any proceeds received therefrom. Management believes that the allegations are without merit. Notwithstanding, to avoid costly litigation, the Company entered into an agreement with Mr. Israel on May 6, 1997 (the "Settlement Agreement") whereby Mr. Israel dismissed the law suit with prejudice in consideration of the Company's issuance to him of 15,000 shares of common stock. Pursuant to the Settlement Agreement, the Company has agreed to register such shares and has guaranteed, under certain circumstances, a gross sale price in an ordinary brokerage transaction in the over-the-counter market of $15.50 per share. The Company's obligation shall cease if at any time after registration of these shares, for a period of 180 days, the sale price at which the Company's publicly traded common stock trades averages in excess of $15.50 per share for a consecutive 2 day period. These shares have since been registered.

    Item 2.  Change in Securities

       (C1) In April 1997, the Company issued 15,000 shares of Common Stock to Holborn Systems Ltd., a consultant of the Company, and 4,000 shares to Ascent Inner Dimensions of Jewish Life Inc.

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

       (C2) In May 1997, the Company issued 15,000 shares of Common Stock to Henry Israel, a former consultant to the Company.

             (i) There were no underwriters with respect to the above
                 transaction.

             (ii) The shares were issued in consideration of a settlement agreement resolving outstanding litigation. See Item 1.

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


    Item 3.  Default Upon Senior Securities

               Not Applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

               Not Applicable

    Item 5.  Other Information

               Not Applicable

    Item 6.  Exhibits and Reports on 8-K

    SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TTR INC.
                                     Registrant

    Date: August 14, 1997            By:    /s/ Marc D. Tokayer
                                            -------------------
                                            Marc D. Tokayer
                                            President (Principal
                                            Executive Officer)
                                            (and duly authorized to sign on
                                            behalf of the Registrant)



                                      -13-



                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................'tm'