Form 10QSB
period 1997-09-30
TTR INC
filed 1997-11-14
CIK 933955

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

                                                    or

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

Yes [X]                             No[ ]

         The number of shares outstanding of the registrant's Common Stock as of November 12, 1997 was 4,238,548.

     Transitional Small Business Disclosure Format:
Yes [ ]                            No [X]

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index



PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements *

    Consolidated Balance Sheets -
    December 31, 1996 and September 30, 1997 ...................    1

    Consolidated Statements of Operations
    For the Nine and Three Months ended
    September 30, 1996 and 1997 ................................    2

    Consolidated Statements of Cash Flows
    For the Nine Months ended September 30, 1996 and 1997 ......    3

    Notes to Consolidated Financial Statements .................  4-6

Item 2. Plan of operations......................................  7-9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................   10

Item 2. Changes in Securities...................................   10

Item 3. Defaults upon senior securities ........................   11

Item 4. Submission of Matters to a Vote of Security Holders.....   11

Item 5. Other Information.......................................   11

Item 6. Exhibits and Reports on Form 8-k .......................   11

Signatures .....................................................   12

Exhibit 27 - Financial Data Schedule



     * The Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                December 31,  September 30,
                                                    1996         1997
                                                    ----         ----
ASSETS
Current assets
     Cash and cash equivalents                  $    63,656  $  748,082
     Other current assets                           135,828      93,701
                                                -----------   ---------
     Total current assets                           199,484     841,783
Property and equipment - net                        373,444     445,650

Deferred financing costs, net of accumulated
 amortization of
 $181,310 for 1996                                   62,101       -
Deferred stock offering costs                       515,664       -
Due from officer                                     26,000      26,000
Other assets                                         14,995      90,388
                                                -----------   ---------
     Total assets                               $ 1,191,688  $1,403,821
                                                ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
     Current portion of long-term debt          $ 1,065,365 $    18,668
     Short-term borrowings                          849,602       -
     Accounts payable                               170,323      60,024
     Accrued expenses                               443,594     110,465
     Interest payable                               234,508       -
                                                -----------   ---------
     Total current liabilities                    2,763,392     189,157

Long-term debt, less current portion                 22,153       7,837
                                                -----------   ---------
     Total liabilities                            2,785,545     196,994

Common stock issued with guaranteed selling
  price-$.001 par value 15,000 shares issued
  and outstanding                                     -         232,500

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.001 par value;
  20,000,000 shares authorized,
  3,050,000 and 4,223,548 issued and
  outstanding, respectively,
  including 1,000,000 shares placed in escrow         3,050       4,224
Additional paid-in capital                          405,356   7,794,291
Cumulative translation adjustments                   57,696     113,367
Deficit accumulated during the development
  stage                                          (2,059,959) (5,320,244)
  Less: deferred compensation                         -      (1,617,311)
                                                -----------   ---------

     Total stockholders' equity (deficit)        (1,593,857)    974,327
                                                -----------   ---------
     Total liabilities and stockholders'
       equity (deficit)                         $ 1,191,688  $1,403,821
                                                ===========  ==========


                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 From
                                                              Inception
                                         Nine Months           (July 14,      Three Months
                                            Ended              1994) to           Ended
                                        September 30,        September 30,     September 30,
                                     1996            1997        1997         1996      1997
                                     ----            ----        ----         ----      ----

Revenue                              $     -     $   -      $   -       $   -      $   -
Expenses

     Research and development           339,769     539,019   1,159,572    163,449   103,890
     Sales and marketing                101,121   1,264,640   1,698,438     40,022   285,989
     General and administrative         319,982   1,145,243   1,789,979    124,273   405,529
                                      ---------  ----------  ----------   --------  --------
     Total expenses                     760,872   2,948,902   4,647,989    327,744   795,408
                                      ---------  ----------  ----------   --------  --------

Operating loss                         (760,872) (2,948,902) (4,647,989)  (327,744) (795,408)

Other (income) expense
     Legal settlement                      -        232,500     232,500       -         -
     Loss on investment                    -          -          17,000       -         -
     Interest income                       -        (29,094)    (41,918)      -      (12,025)
     Interest expense                   136,167     107,977     464,673     74,614       849
                                      ---------  ----------  ----------   --------  --------
Total other (income) expenses           136,167     311,383     672,255     74,614   (11,176)
                                      ---------  ----------  ----------   --------  --------
Net loss                             $ (897,039)$(3,260,285)$(5,320,244) $(402,358)$(784,232)
                                     ========== =========== ===========  ========= =========
Net loss per share                   $    (0.34)$     (0.99)$     (1.62) $   (0.15)$   (0.23)
                                     ========== =========== ===========  ========= =========
Weighted average number of
   shares outstanding                 2,641,034   3,278,845   3,278,845  2,641,034 3,455,659
                                     ========== =========== ===========  ========= =========

                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               From
                                                                             Inception
                                                        Nine Months          (July 14,
                                                           Ended              1994) to
                                                        September 30,       September 30,
                                                       1996        1997         1997
                                                       ----        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                     $  (897,039) $ (3,260,285) $(5,320,244)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization               110,965       148,301      404,342
          Amortization of discount on long-term
            debt                                       23,854          -            -
          Translation adjustment                        3,408        33,346       31,818
          Amortization of deferred compensation         -           735,000      735,000
          Stock and warrants issued for services
            and legal settlement                        -           565,125      583,798
          Increase (decrease) in cash attributable
            to changes in assets and liabilities

               Accounts receivable                      1,181         (382)         (697)
               Other current assets                     1,600       34,215       (84,499)
               Other assets                             -          (87,700)      (87,700)
               Accounts payable                        54,577      (11,500)      166,669
               Accrued expenses                       101,356      (66,223)       53,528
               Interest payable                        92,190     (234,508)         -
                                                  -----------  ------------  -----------
        Net cash used by operating activities        (507,908)  (2,144,611)   (3,517,985)
                                                  -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment             (201,232)    (165,947)     (601,840)
     Increase in organization costs                     -           -             (7,680)
                                                  -----------  -----------   -----------
        Net cash used by investing activities        (201,232)    (165,947)     (609,520)
                                                  -----------  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock           363,533    5,220,837     5,610,570
     Loans to officer                                   -            -           (26,000)
     Deferred stock offering costs                   (143,544)    (309,565)     (475,664)
     Deferred financing costs                         (64,980)     (19,000)     (262,411)
     Proceeds from short-term borrowings              502,705      200,000     1,049,602
     Proceeds from long-term debt                       -            -         1,114,137
     Repayment of short-term borrowings                 -       (1,049,602)   (1,049,602)
     Repayments of long-term debt                     (16,612)  (1,044,935)   (1,080,951)
                                                  -----------   ----------   -----------
       Net cash provided by financing activities      641,102    2,997,735     4,879,681
                                                  -----------   ----------   -----------
Effect of exchange rates on cash                         (492)      (2,751)       (4,094)
                                                  -----------   ----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (68,530)     684,426       748,082

CASH AT BEGINNING OF PERIOD                            87,866       63,656           -
                                                  -----------  -----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $    19,336  $   748,082     $ 748,082
                                                  ===========  ===========     =========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:

          Interest                                $     -      $   315,972     $ 334,428
                                                  ===========  ===========     =========


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements of TTR Inc. and its Subsidiary ( "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

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

     Note 3 - Initial Public Offering

        In February 1997, the Company completed an initial public offering of 860,000 shares of its Common Stock and realized net proceeds of approximately $4,700,000 after stock offering costs. In connection with this offering, the Company sold to the underwriter, for $80, warrants to purchase up to an additional 80,000 shares of the Company's Common Stock at an exercise price equal to $11.20 per share. The Company has also agreed to retain the Underwriter as management and financial consultants for a two-year period at an annual rate of $60,000 per annum, payable in advance. In connection with the IPO, certain security holders have agreed not to sell their shares for up to two years from the offering date, without the prior written consent of the Underwriter.

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

        (3) On April 15, 1997, the Company granted a total of 19,000 shares of its Common Stock for services rendered. The Company has recorded a charge to operations of $282,625 from the issuance of these shares.

     Note 6 - Employment Agreement

        On March 11, 1997, the Company entered into a one-year employment agreement with its Chief Financial Officer. The agreement provides for monthly compensation of $5,000 and is automatically renewable for additional one-year terms. The Company has also issued to the employee 50,000 shares of its Common Stock which shares have been placed in escrow. Pursuant to the escrow agreement, 25,000 shares were released from escrow on July 31, 1997 and 25,000 will be released on January 31, 1998. The grant of these shares results in a charge to deferred compensation in the amount of $500,000 which is being amortized over one year. The officer was also granted 40,000 qualified and 60,000 non-qualified options to purchase shares of the Company's Common Stock, at an exercise price

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        of $10.00 and $5.00 per share, respectively. The options will vest over a four-year period commencing with the date of grant. The issuance of the non-qualified options resulted in a charge to deferred compensation in the amount of $300,000. This amount will be amortized over the vesting period.

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

        On May 6, 1997, the Company entered into a settlement agreement whereby the Company issued to the plaintiff 15,000 shares of its Common Stock, subject to the following: (a) If the Company registers any additional shares for sale it will include these shares in its registration statement; (b) Following the registration of these shares and continuing for a 180 day period, if the share price averages in excess $15.50 per share over two consecutive business days the Company's obligation to the consultant terminates. If the share price is not met, then during the three days commencing after 180 days the Company will remit to the consultant the difference between $15.50 per share and the actual consideration received.

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

        TTR Inc. (the Company) is engaged in the design and development and marketing of proprietary software security products that are designed to prevent the unauthorized reproduction and use of computer software programs and electronic content. TTR's core software protection technologies are designed to be used by software publishers for inclusion into their software products. The Company is in development stage and, to date, has not realized any operating revenues.

        The Company is actively engaged in completing the development and commencing the intensive marketing of DiscGuard, its proprietary technology designed to protect against the unauthorized reproduction of electronic media, specifically CD-ROM and DVD, and anticipates releasing the initial version by the fourth quarter of 1997. The Company and Doug Carson and Associates Ltd. (DCA), a leading supplier of mastering interface systems used by CD-DVD/ROM replicators to mass-produce CD-ROMs, have, effective November 3, 1997 entered into a Development and OEM Licensing Agreement (the "License") providing for, inter-alia, the incorporation of the Company's DiscGuard technology into DCA's mastering interface system. Under the terms of the License, DCA has been accorded an exclusive, non-transferable license to merge the DiscGuard technology into DCA's mastering interface system or its signal processing systems to create pre-recorded master discs to be used to mass-produce DiscGuard treated CD-ROM and DVD discs (hereinafter, the "DCA Enhanced MIS"). Upon the development of the DCA Enhanced MIS to TTR's satisfaction, TTR and DCA will install the DCA Enhanced MIS into one of the mastering machines of Nimbus CD International Inc., a Delaware corporation, and leading CD ROM replicator ("Nimbus"), to produce a first-run of sample DiscGuard treated CD ROMs (hereinafter, the "First-Run"). The installation of the DCA Enhanced MIS and the production of the First Run are to be performed in accordance with a written license agreement to be entered into by TTR, DCA and Nimbus, which license agreement is in the process of being completed.

        Previously, on May 11, 1997 the Company, DCA and Nimbus entered into a memorandum of understanding relating to the principal terms of such a proposed license agreement granting Nimbus the right to use the DiscGuard technology for the purpose of replicating DiscGuard protected CD-ROMs and DVDs (the Protected Media). Upon successful completion of the First Run, Nimbus shall be granted an exclusive six month license to produce Protected Media through mastering machines.

        Subject to the Completion of the First-Run to TTR's satisfaction, DCA has been granted an exclusive, non-transferable, royalty-free world-wide license to merge the DiscGuard Technology into DCA's products to produce DCA Enhanced MIS, and to market and distribute, directly and indirectly, the DCA Enhanced MIS (hereinafter, the "Exclusive License"). The Exclusive License continues through December 31, 1998, provided, that, if by such date DCA shall have sold or upgraded 100 units of its mastering interface units into which DiscGuard can be integrated to become a DCA Enhanced MIS, then the Exclusive License shall be extended through December 31, 1999. Otherwise, the exclusivity provision terminates. If the above minimum sales or upgrade criteria are met, then by September 31, 1999, DCA and TTR are to confer for purpose of establishing mutually acceptable minimum unit sales or upgrade requirements for purposes of renewing the exclusivity provisions.

        Although no assurances can be given with respect to the successful development and marketing of the DiscGuard product or the DCA Enhanced MIS, management believes that the integration of the DiscGuard technology into DCA mastering interface system and Nimbus mastering machines will expose the Company's DiscGuard product to CD-ROM and DVD-ROM replicators and publishers worldwide, thereby establishing the infrastructure necessary for software publishers to integrate the Company's technology into their software products.

        The Company has completed development of SoftGuard, its software protection solution for non-CD-ROM based software applications, for use on Windows 3.x and MS- DOS based systems, but does not intend on currently releasing SoftGuard to the public unless prevailing market conditions dictate otherwise and the Company develops a sales and other customer support infrastructure and distribute same using a non-reproducible protected media.

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

        The Company's product development is centralized out of the facilities of its Israeli based subsidiary, TTR Technologies Ltd. (TTR Israel), at 2 Hanagar Street, Kfar Saba 44425 Israel. The Company does not have any commitments or plans to undertake significant capital expenditures other than computer workstations as it hires new employees which is not expected to be more than $150,000.

        The Company currently has 21 employees and other service providers and depending on its level of business activity, expects to hire an additional 7-10 in the next 12 month period.

        To date, the Company has not generated any revenues from operations. In February 1997, the Company completed an initial public offering of its securities consisting of 860,000 shares of its common stock and realized proceeds of approximately $4,700,000 net of deferred stock offering costs. For the period from its inception to September 30, 1997, the Company has incurred total operating losses of $4,647,989. For the three months period ended September 30, 1997, the Company incurred operating losses of $795,408.

        The Company's operating expenses have increased relative to previous periods, reflecting the Company's growth and expansion since its initial public offering. The increase in operating expenses is also due to a great extent to certain non-cash charges associated with the compensation of senior Company personnel. In the first quarter of 1997, the Company recorded deferred compensation in the amount of $2,352,311 in connection with stock options and stock grants issued to its chief executive officer and to its newly hired chief financial officer. The amortization of this deferred compensation resulted in non-cash charges for the nine months ended September 30, 1997 of $735,000. Non-cash charges of $282,625 and $50,000 were also charged to sales and marketing and research and development, respectively, in connection with stock grants to consultants of the Company. The Company believes that these compensation charges were necessary to retain the services of competent individuals.

        Cash used by operations for the nine months ended September 30, 1997 was approximately $2,144,600. This amount included the repayment of accrued interest in the amount of $305,000, including current period interest of $71,000, in February 1997 when the Company repaid substantially all of its debt from the proceeds of the offering. In addition, the company prepaid $220,000 of fees under two consulting contracts with ten-month and two-year terms, respectively. (See notes to financial statement).

        The Company believes that ongoing investment in research and development and marketing activities will be critical to the ability of the Company to generate revenues and operate profitably. Since its inception, the Company has expended approximately $1,159,572 on its research and development activities. Management anticipates that the Company will continue to expend funds the development activities of DiscGuard and in the effort to market its products effectively.

        In April 1997, the Company was approved by the Office of the Chief Scientist of the Government of Israel (OCS) for an additional grant of $112,500, which amount was subsequently increased to $203,000. To date, the Company has received approximately

     $160,000 and the Company anticipates receiving the remaining balance over the course of the next 12 months. These funds will partially offset research and development costs.

        The Company expects, but cannot give assurance, that existing cash balances and cash flows from activities will be sufficient to meet its financing needs for at least the next five months, including expected capital expenditures and working capital to fund operations. During the next twelve months the Company expects to raise additional funds, though no assurances can be given that such funds will be available on terms that are attractive to the Company.

     PART II

     Item 1. Legal Proceedings

        On March 31, 1997, the Company was served with notice of a law suit filed with the District Court in Tel Aviv-Jaffa, Israel, by Henry Israel, a former consultant to the Company, alleging that an oral agreement exists between the Company and Mr. Israel according to which he is entitled to 5% of the rights in DiscGuard and SoftGuard, including any further developments and enhancements therein, as well as any proceeds received therefrom. Management believes that the allegations are without merit. Notwithstanding, to avoid costly litigation, the Company entered into an agreement with Mr. Israel on May 6, 1997 (the Settlement Agreement) whereby Mr. Israel dismissed the law suit with prejudice in consideration of the Company's issuance to him of 15,000 shares of common stock. Pursuant to the Settlement Agreement, the Company has agreed to register such shares and has guaranteed, under certain circumstances, a gross sale price in an ordinary brokerage transaction in the over-the-counter market of $15.50 per share. The Company's obligation shall cease if at any time after registration of these shares, for a period of 180 days, the sale price at which the Company's publicly traded common stock trades averages in excess of $15.50 per share for a consecutive 2 day period. The shares were registered as part of a Registration.

     Item 2.   Change in Securities

               Not Applicable

     Item 3.  Default Upon Senior Securities

               Not Applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

               Not Applicable

     Item 5.  Other Information

               Not Applicable

     Item 6.  Exhibits and Reports on 8-K

                 Exhibit 27 - Financial Data Schedule

     SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TTR INC.
                                         Registrant

     Date: November 14, 1997             By  /s/ N. Robert Friedman
                                             ----------------------
                                             N. Robert Friedman

                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)