Form 10QSB/A
period 1997-09-30
TTR INC
filed 1997-12-31
CIK 933955

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A


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



PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements *

    Consolidated Balance Sheets -
         December 31, 1996 and September 30, 1997 ... ..........    1

    Consolidated Statements of Operations -
         For the Nine and Three Months ended
         September 30, 1996 and 1997 ...........................    2

    Consolidated Statements of Cash Flows
         For the Nine Months ended September 30, 1996 and 1997 .    3

    Notes to Consolidated Financial Statements .................  4-6

Item 2. Plan of operations......................................  7-9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................   10

Item 2. Changes in Securities and Use of Proceeds...............   10

Item 3. Defaults upon senior securities ........................   11

Item 4. Submission of Matters to a Vote of Security Holders.....   11

Item 5. Other Information.......................................   11

Item 6. Exhibits and Reports on Form 8-k .......................   11

Exhibit 27 - Financial Data Schedule............................   12

Signatures .....................................................   13





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

     Item 2.   Change in Securities and Use of Proceeds


        On February 10, 1997, the Company's Registration Statement covering the offering of 920,000 shares of the Company's Common Stock, commission file number 333-11829, was declared effective. The offering commenced on February 12, 1997 and was managed by First Metropolitan Securities Inc., as the underwriter named in the Registration Statement (the "Underwriter").
     Of the 920,000 shares sold pursuant to the offering, 860,000 shares were sold by the Company and 60,000 were sold by certain selling stockholders (the "Selling Stockholders"). In connection with the Offering, the Company issued to the Underwriter, at a purchase price of $0.001 per warrant, warrants to purchase up to an aggregate of 80,000 shares of Common Stock at an exercise price equal to $11.20 per share.

        The shares were sold at $7.00 per share, for aggregate proceeds of $6,020,000 and $420,000 to the Company and the Selling Stockholders, respectively. The amount of expenses incurred for the Company's account in connection with the Offering is as follows:

        Underwriting Discounts and Commissions                    $  602,000
        Non Accountable Expense Allowance                            180,600
        Expense paid to or for the Underwriters                       99,948
        Other expense:                                               436,104
                                                                    --------

        Total Expenses                                            $1,318,652
                                                                  ==========

        All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates, (ii) persons owning ten percent (10%) or more of the Company's Common Stock or
     (iii) affiliates of the Company.

        The net proceeds of the Offering to the Company after deducting the above noted expense) were $4,701,348. From the effective date of the Registration Statement through September 30, 1997, a reasonable estimate of the utilization of the net proceeds of the offering is a follows:

        Purchase and installation of machinery & equipment        $  138,130
        Repayment of indebtedness                                  2,329,045(1)
        Additional facilities and working capital                    579,382
        Research and development                                     399,019
        Marketing                                                    519,722
        Temporary investments, including cash and cash
          equivalents                                                736,000
                                                                 -----------

                                                                  $4,701,328
                                                                  ==========


     Item 3.  Default Upon Senior Securities

               Not Applicable

     Item 4.  Submission of Matters to a Vote of Security Holders

               Not Applicable

     Item 5.  Other Information

               Not Applicable

     Item 6.  Exhibits and Reports on 8-K

                 Exhibit 27 - Financial Data Schedule

----------------
(1) Of this amount, approximately $533,000, representing repayment of principal and accrued interest on a loan made to the Company, was paid to persons owning ten percent (10%) of the Company's shares of Common Stock.

     SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TTR INC.
                                         Registrant

     Date: December 16, 1997             By: /s/ N. Robert Friedman
                                             ----------------------
                                             N. Robert Friedman
                                         Chief Financial Officer (Principal
                                             Financial and Accounting Officer)