Form 10KSB40
period 1997-12-31
TTR INC
filed 1998-04-15
CIK 933955

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

           ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                            ------------------------

                                    TTR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

              DELAWARE                              0-22055                              11-3223672
  (STATE OR OTHER JURISDICTION OF           (COMMISSION FILE NUMBER)         (IRS EMPLOYER IDENTIFICATION NO.)
           INCORPORATION)

                                       1841 BROADWAY, NEW YORK, NY 10023
                                    (Address of Principal Executive Offices)

                                                  212-333-3355
                              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

[MARK ONE]

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997



[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934



         Securities registered under Section 12(b) of the Exchange Act:

                  TITLE OF EACH CLASS:                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
                          None                                                      None

      SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: None

                         Common Stock, par value $0.001
                                (Title of Class)
                            ------------------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No
[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for the Fiscal year ended December 31, 1997: None

     The aggregate market value of the Registrant's Common Stock at March 30, 1998 held by persons deemed to be non-affiliates was approximately $13,620,255.

     As of March 30, 1998, the Registrant had outstanding 4,052,548 shares of $0.001 par value Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the Registrant's definitive proxy material for the 1998 annual meeting of shareholders are incorporated by reference into Part III of the Form 10-KSB.

________________________________________________________________________________

ITEM 1. BUSINESS

INTRODUCTION

     TTR Inc. ('TTR' or the 'Company') is engaged in the design, development and commercialization of proprietary software security products designed to combat the unauthorized reproduction and use of computer software programs and other electronic content. TTR's core anti-copying technologies are designed to be used by software or other electronic content publishers for purposes of protecting software applications or other electronic content from unauthorized reproduction. DiscGuard'tm', the Company's proprietary technology designed to combat unauthorized reproduction of CD-ROM and DVD based software and other electronic content, first became commercially available in February 1998.

     DiscGuard is designed to provide a comprehensive anti-copying solution for optical media (e.g., CD-ROM, CD-R, DVD-ROM, DVD-R) based software and other electronic content. The underlying technology utilizes an indelible identification code or 'signature' which is integrated into the CD-ROM and DVD mastering and replication process and through which DiscGuard enhanced CD-ROM and DVD discs are mass produced using standard replication procedures. The software or other electronic content to be protected is imprinted on DiscGuard enhanced CD-ROM and DVD discs containing the indelible 'signature', without which the software or other electronic content cannot be used as intended. The 'signature' is designed to be non-reproducible. Thus, any software pirate who is attempting to reproduce illicit copies of the software or other content contained on the DiscGuard protected optical media would be able to reproduce the content but not the embedded signature. The content resides on the disc in encrypted form. The 'signature' is necessary for decrypting the content so that it can be used as intended. As an unauthorized copy does not contain the signature, it cannot run as intended.

     The Company and Doug Carson & Associates ('DCA'), one of the world's leading suppliers of mastering interface or other signal processing systems which are used to create compact discs (CD) and digital versatile discs (DVD) recording (or glass) masters ('Signal Processors'), entered into an agreement to integrate the DiscGuard technology into DCA's Signal Processor. DCA's Signal Processor has, to the Company's best knowledge, an installed base in over 75% of the world's mastering machines used to mass produce CD-ROMs and DVDs. The DiscGuard enhanced Signal Processor was installed into the mastering machines of Nimbus CD International Inc. ('Nimbus'), a leading independent manufacturer of CDs distributed throughout North America, the United Kingdom and continental Europe and one of the world's first authorized manufacturers of the DVD format, to produce sample runs of DiscGuard enhanced optical media. Pending the Company's license of DiscGuard to other optical media replicators, DiscGuard protected media will initially be available to software and other content publishers through Nimbus. Additional DiscGuard components which are designed to be integrated into the software program or other application to be protected are obtained directly from the Company.

     DiscGuard is completely transparent to the end-user and, unlike standard commercially available anti-copying solutions, does not necessitate the use of any hardware component such as a key or 'dongle'. With the advent of the DVD market, the Company believes that DiscGuard will be particularly attractive to the music and recording, video and motion picture industries. While the development of DVD as a medium of distribution has been delayed for reasons including technical problems relating to playback systems, the Company believes that the availability of the anti-copying protection afforded by DiscGuard may in fact advance the adoption of the DVD format by the entertainment industry. The Company has also developed DiscAudit, a unique product for audio CDs that permits the identification of illegal counterfeit copies.

     The Company has completed development of SoftGuard'tm', its non-optical media based software protection for use on Windows 3.x and MS-DOS based systems. The company has leveraged a substantial part of SoftGuard's encryption and protection technology into DiscGuard. DiscGuard can now protect software and content running either from the CD-ROM or from the hard disk. The Company has not released SoftGuard since, in management view, the software distribution market is increasingly characterized by the use of optical media, such as CD-ROMs and, in the foreseeable future,

DVDs. Accordingly, management determined that it was in the Company's best interests to devote its research and development efforts on completing the design and development of DiscGuard and to bring to market as soon as practicable effective optical media anti-copying protection. The Company does not intend on currently releasing SoftGuard to the public unless prevailing market conditions dictate otherwise.

BUSINESS STRATEGY

     The company's primary objective is to make DiscGuard the `market standard' in optical media authenticity verification and software piracy prevention. Toward that end, the Company is pursuing a business strategy that targets these principal markets:

          Mastering Machines Market: The Company's core business strategy has been to introduce DiscGuard to providers of mastering interface or other signal processing systems. Thus, in October 1997, the Company licensed DiscGuard to DCA to integrate the DiscGuard technology with DCA's widely distributed signal processing system.

          Replication Services Market: In November 1997, TTR licensed DiscGuard to Nimbus (NASDAQ: NMBS), Charlottesville, Va., for use in the replication of CD-ROMs, DVDs and audio discs. Nimbus is a leading independent manufacturer of CD-ROMs and DVDs. TTR is working to sign on additional large replicators.

          Software and Content Providers Market: A third strategic area is the software publisher and content provider community. TTR plans to reach this audience through replicators who have an economic incentive to sell DiscGuard. There are a few things replicators can do to gain market share; DiscGuard provides replicators with important added value to differentiate the services they offer in the marketplace.

     TTR is also directly approaching publishers regionally in the following ways:

           United States: The Company expects to market directly and anticipates forging strategic relationships with companies well-established in the software and content publishing and video entertainment markets.

           Europe, Middle East and Africa: TTR expects to market directly from Israel.

           Far East: TTR expects market through locally based distributors.

     No assurance can however be given that the Company will succeed in finalizing such or other types of collaborative arrangements or that such collaborative or other arrangements, if entered into, will be successful.

     CD-ROM replicators will be authorized by the Company to replicate DiscGuard enhanced CD-ROMs for publishers who have obtained directly from the Company or an authorized distributor the right to use DiscGuard. Only a replicator who has purchased the DiscGuard option from DCA for its mastering machines can offer DiscGuard protection to its customers. As is the case with Nimbus, the Company anticipates that all DiscGuard enhanced replicators will be required to report sales volumes of DiscGuard enhanced CD-ROMs to the Company. The DiscGuard enhanced mastering machine is designed to contain a journalling feature enabling the Company to audit the replicator's production of DiscGuard protected discs. The Company anticipates that it will charge publishers on a per-disc basis for the right to use the DiscGuard technology. Publishers will also be required to report sales volumes to the Company, to enable verification.

     To stay competitive in the tide of rapid technological advancements, the Company's research staff includes 10 personnel (including two PhDs) who are conducting research on optical media and enhancing the Company's technology. The Company has developed, in management's belief, the world's only optical media simulator and is researching the application of DiscGuard technology to DVDs. The Company is a member of various industry standard groups and is seeking ways to leverage its expanding expertise and technology into other products.

     The Company is also focusing its research and development activities toward the design and development of new and complementary products and the enhancement of existing products. In addition to growing internally, the Company does not rule out the possibility of growing through strategic acquisitions. Although the Company may seek to acquire new products or complementary product lines for integration into the Company's product offerings and its business, the Company at the present time has no plans, agreements, understandings or arrangements for any acquisition.

PRODUCTS

DiscGuard

     TTR's unique and proprietary technology underlying DiscGuard places an indelible digital identification code or 'signature', at the manufacturing stage, on the glass masters used to mass produce CD-ROMs and DVDs. The DiscGuard technology is integrated into the signal processing system which is used to create compact discs (CD) and digital versatile discs (DVD) recording (or glass) masters. DiscGuard enhanced CDs are mass-produced from DiscGuard enhanced glass masters using standard replication procedures. The software or other electronic content to be protected can then be imprinted onto the DiscGuard enhanced optical media. The 'signature' is designed to be non-reproducible. Thus, any software pirate who attempts to reproduce illicit copies of the software or other content contained on the DiscGuard protected optical media will be able to reproduce the content but not the embedded signature. An illicit pirated copy not containing the DiscGuard signature cannot run as intended.

     In order to disable the counterfeit disc from running as intended, the optical media content is encrypted in the pre-mastering process. DiscGuard utilizes published encryption algorithms and its own unique technology to develop encryption keys. The encryption process is performed on a proprietary DiscGuard workstation unit (hereinafter, the 'Workstation Software'). The key used to decrypt the content is derived directly from the DiscGuard enhanced disc. If the disc does not contain the DiscGuard 'signature', the content cannot be decrypted, as there is then no way to derive the decryption key. The content cannot be viewed or run in an encrypted form. DiscGuard detecting software is placed on the disc to enable the optical disc retrieval (playback) system to ascertain the presence of the 'signature' (and thus run as intended) (the 'Detection Software'). The Detection Software, whose purpose is to detect the presence (or absence of the digital signature) on the optical media disc, enables the identification of counterfeit disc copies, thus assisting in efforts aimed at the removal from the general market of counterfeit products and identifying purported counterfeiters.

     The Detection Software is leased directly to the software or other content publisher. Currently, the Company has at its premises in Israel one workstation unit which operates in conjunction with the Workstation Software. An additional unit is currently installed at Nimbus' premises.

     The Company believes that DiscGuard will be particularly attractive to the music and recording, video and motion picture industries. The DVD format is widely hailed by industry experts to be superior to CD-ROM, as the DVD format is believed to provide a very accurate representation of the original digital format recording. Additionally, one DVD can contain the same amount of data as 7-8 CDs currently contain. Experts believe that in the future one DVD disc will be able to hold the same amount of data currently contained on 30-40 CDs. Accordingly, the DVD format is especially attractive to the motion picture and video publishers. Nonetheless, the adoption of the DVD format has been delayed for a number of reasons, including the absence of a wide selection of appropriate DVD playback units. An additional reason for the delay in the adoption of the DVD format is the increasing fear by software and other publishers, especially music and video publishers, that without appropriate anti-copying protection, the anticipated losses due to software piracy would be great. It is the Company's view that DiscGuard may be instrumental in contributing to the further adoption of the DVD format.

     A DiscGuard version to be used in conjunction with CD-R recorders is currently in the design and development stage. CD-Recorders may be used to copy onto recordable CDs (CD-Rs) the desired software or other content. CD-R recorders are typically used to produce small runs. The Company expects to complete a DiscGuard version to be used with CD-R recorders by the third quarter of 1998.

DiscAudit

     The technology underlying DiscGuard was utilized to develop DiscAudit, a unique proprietary product intended for audio CD content. As with DiscGuard, an indelible digital signature is applied to the audio CD. The signature cannot be copied and can therefore be used to differentiate between an authentic CD and an unauthorized copy. DiscAudit enables the traceability and detection of unauthorized copies of audio CDs. Audio CDs are verified using the Company's DiscAudit portable work station, which provides immediate verification of the authenticity of the audio CDs. The system is user friendly and can be used at any location and at any time. Results are stored for subsequent comparisons to aid in identifying counterfeiters. DiscAudit provides a highly effective means of assisting the safeguarding of music publishers' intellectual property at minimal cost.

     DiscAudit became commercially available to the recording industry in October, 1997. DiscAudit portable workstations can be bought directly from TTR. DiscAudit enhanced audio CDs will be replicated initially by Nimbus.

PRODUCT DISTRIBUTION & MARKETING

     As part of the collaborative arrangement with DCA to produce the DiscGuard enhanced Signal Processor, the Company and DCA entered into a Development and OEM Licensing Agreement as of October 31, 1997, whereby DCA has been accorded an exclusive, non-transferable, royalty free world-wide license to merge the DiscGuard technology into its Signal Processor to produce and market the DiscGuard Enhanced DCA Signal Processor for CD-ROMs and DVDs (the 'DCA License') through December 31, 1998, provided, that, if by such date DCA shall have sold or upgraded at least 100 units of its mastering interface or other signal processing systems into which DiscGuard can be integrated, then the Exclusive License is to be extended through December 31, 1999. Otherwise, the exclusivity provision in the DCA License as per CD-ROMs and DVDs terminates and the such license is to become a non-exclusive license. Should these minimum sales/upgrade criteria be met, TTR and DCA have undertaken to confer, by September 31, 1999, for purposes of establishing mutually acceptable minimum unit sales or upgrade requirements to retain the exclusivity provisions beyond their scheduled expiration. The replicator is to lease DiscGuard enabling software directly from the Company.

     The Company and Nimbus have, as of November 24, 1997, entered into a Development and OEM Licensing Agreement whereby Nimbus was accorded the right to use DiscGuard for the purpose of replicating DiscGuard enhanced optical media. Nimbus has been accorded a six month exclusive license to produce protected media, which six month period has commenced on March 16, 1998. Under the license with Nimbus, the Company is to receive a percentage of the proceeds of the premium charged by Nimbus on any DiscGuard protected media. Nimbus is required to provide sales reports to enable the Company to verify compliance. The Company is undertaking efforts to sign on additional large replicators.

     The Company has entered into agreements with certain software publishers to use DiscGuard. In March 1998, the Company and Mach-Shevet, an Israeli distributor of multimedia software, entered into an agreement whereby Mach-Shevet will employ DiscGuard technology to protect the multi-media CD-ROM program 'Barbie' by Mattel, from illegal replication. Nimbus will provide mastering services for this project and a local Israeli replicator will handle the disk pressing. In March 1998 the Company entered into an agreement with EHQ Inc. ('EHQ'), a Delaware company which publishes educational software, whereby the Company licensed to EHQ DiscGuard technology to protect EHQ's software applications from illegal replication. Under the license agreement the Company will integrate DiscGuard with EHQ's software and deliver the integrated EHQ DisGuard protected software to a DiscGuard authorized replicator. The license agreement provides for payment to the Company of a percentage of revenue received by EHQ from sales of its DiscGuard protected software.

     The Company's main office in New York City acts as the Company's sales coordinator for North America. The Company is considering opening future locations throughout the continental United States, the United Kingdom and Europe. The Company intends to center its marketing efforts around advertising and promotional campaigns designed to enhance brand name recognition. Toward this end, the Company is in the process of interviewing appropriate candidates to staff its marketing and sales forces. The Company views the rapid penetration and consolidation of the North American and European business as a key strategic element in the success of its business, and intends to devote significant marketing efforts in these areas.

     Furthermore the Company will be exploring the possibility of establishing strategic alliances with appropriate software distributors efforts in North America, Israel, Europe and the Far East. In addition to the DCA and Nimbus relationship, the Company is exploring with CD recording equipment manufacturers the option of incorporating the DiscGuard technology into their CD recorders. No assurance can however be provided that any such agreements will result.

     The Company has a web site where it promotes DiscGuard and other products electronically (http:/www.ttrtech.com).

CUSTOMER SUPPORT

     The Company is of the view that highly efficient, responsive and prompt customer service is essential to the Company's success in building and retaining customer confidence.

     The Company anticipates assembling and maintaining an appropriately sized staff of customer service personnel, which will offer direct technical support. The Company anticipates that it will geographically disperse its support staff as needed. On a routine basis, the support staff will be expected to provide feed-back to the Company's research and development and marketing staffs.

COMPETITION

     The software protection industry is extremely competitive. The Company faces tough competition from companies that are more established, benefit from greater market recognition and have greater resources, financial and otherwise, than the Company. The Company's primary competitors include Rainbow Technologies Inc. and Aladdin Knowledge Systems Ltd., whom the Company believes to have the largest installed product base in the limited market that exists for hard-drive based software security products. Additionally, there are several commercially available products, such as CDCOPS and LaserLock, which claim to provide comprehensive optical media based anti-copying protection. Further, there can be no assurance that existing software companies will not enter the market in the future. Except for CDCOPS and Laserlock, from which the Company believes that DiscGuard is favorably distinguishable, most of the software and other content protection products distributed by each of the Company's competitors are not oriented to optical media authentication, and many typically utilize a hardware device such as a dongle or a key. None, to the Company's best knowledge, can assist in 'tracing' and removing from the market counterfeit media and identifying purported counterfeiters. Although the Company believes that its product line is favorably distinguishable from those of its competitors, there can be no assurance that the Company will be able to penetrate any of its competitor's portion of the market.

     The Company believes that its principal competitive advantages are its ability to offer a comprehensive and sophisticated optical media based anti-copying solution for use by software and other electronic content publishers. DiscGuard is not based, as is the case with, in the Company's view, most of the commercially available protection schemes, on the presence of 'bad sectors' on the original disc. The Company believes that its products provide an additional competitive advantage in that they are transparent to the end-user and do not interfere with the operation of the computer or the protected application. There can, however, be no assurance that the Company will be able to continue developing products with innovative features and functions, or that competitive pressures will not result in price reductions that could materially adversely affect the Company.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company currently relies on a combination of trade secret, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to establish and protect the technologies used in its products and other proprietary information. In addition, the Company has filed patent applications in the United States, Israel, Germany, France, Great Britain, the Netherlands and

Japan with respect to the technology underlying the DiscGuard optical media based protection and the technology underlying the imprinting of the protection diskettes used in SoftGuard. There can be no assurance that any patent will be granted or that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company.

     The Company is of the view that its software products are proprietary and are protected by copyright law, non-disclosure and secrecy agreements. The Company also relies on proprietary know-how and employs various methods, such as proper labeling of confidential documents and non-disclosure agreements, to protect its processes, concepts, ideas and documents associated with proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.

     The Company believes that product recognition is an important competitive factor. Accordingly, the Company intends to promote 'DiscGuard', 'DiscAudit', 'NetGuard', 'SoftGuard' trademarks in connection with its marketing activities. The Company pursues the registration of its trademarks in the United States and internationally. The Company has been granted the trademark SoftGuard in Israel and the United Kingdom. There can be no assurance that prior registrations and/or uses of one or more of such marks (or a confusingly similar mark) does not exist in one or more of these jurisdictions, in which case the Company might thereby be precluded from registering and/or using such mark in such jurisdiction. The Company's use and registration rights with respect to any trademark does not ensure that the Company has superior rights to others that may register or use identical or similar marks on related goods or services.

     It is the Company's policy to require its employees, consultants, outside collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commitment of employment or consulting or advisory relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and certain consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

HUMAN RESOURCES

     As of February, 1998, the Company had 18 full time employees, all of whom are located in Israel except for the Company's Chief Financial Officer who works out of the Company's New York Office. Ten of the Company's employees are engaged in research and development. All of the Company's product and design development are undertaken out of the Company's premises in Israel.

     The Company's employees are not covered by a collective bargaining agreement. The Company has never experienced employment-related work stoppages and considers its employee relations to be excellent.

RESEARCH & DEVELOPMENT

     The software industry in general is characterized by rapid product changes resulting from new technological developments, performance improvements and lower production costs. The Company's research & development activities to date have focused on developing products responsive to perceived immediate market demands. The Company believes that its future growth in the software protection filed, of which no assurance can be given, depends in large part on its ability to be an innovator in the development and application of its proprietary technology and know-how.

     The Company has a staff of 10 research and development personnel working on improvements and enhancements to current and anticipated product as developing new products for the software security industry. The Company has a policy of recruiting highly qualified technical personnel. The Company intends to capitalize on the highly-skilled pool of computer and engineering professionals in Israel pursuing its product research and development efforts.

     TTR-Israel, has been approved for funding from the Chief Scientist of the Israel Ministry of Industry and Trade (the 'Chief Scientist') in the aggregate approximate amount of $210,000. The Company has received approximately $173,000 under such agreements through December 31, 1997. Funding is repayable on the basis of royalties from the sale of products developed as a result of the research activities conducted with such funds. The obligation to pay royalties is limited to the amount of such funding received, linked to the exchange rate of the U.S. dollar and the New Israeli Shekel. Additionally, funding by the Chief Scientist places certain legal restrictions on the transfer of know-how and the manufacture of resulting products outside of Israel. The Company believes that these restrictions and obligations will not have a material adverse effect on the operations of the Company since the Company does not presently anticipate manufacturing its products outside of Israel or transferring technology developed by it to third parties. Such restrictions do not apply to exports from Israel of products developed with such technologies.

CONDITIONS IN ISRAEL

     The Company conducts significant operations in Israel through its subsidiary, TTR Ltd., and therefore is affected by the political, economic and military conditions to which that country is subject.

CORPORATE HISTORY

     TTR was organized as a holding company in Delaware on July 14, 1994. The Company currently also conducts business through its wholly owned subsidiary, TTR Technologies Ltd. ('TTR-Israel'), an Israeli company formed on December 5, 1994. The Company's current product design, research and development operations are conducted at TTR- Israel's premises in Kfar Saba, Israel. The Company's US marketing efforts are coordinated from the United States. European and Far Eastern marketing efforts are coordinated from Israel. The Company is an emergent software company and has not generated any revenues to date. As used herein, the term 'Company' includes the operations of TTR and TTR Israel, unless the context otherwise requires.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company leases facilities used in the operation of its research and development and administrative activities in Kfar Saba, Israel, which facilities are comprised of 4,860 square feet leased at a monthly rental of approximately $4,045 pursuant to lease with a scheduled expiration date of December 31, 1999, subject to two optional annual renewals through May 2001. These facilities have been improved to meet the special requirements necessary for the operation of the Company's research and development activities. The Company also leases office space in New York City for its executive offices, comprised of 650 square feet leased at a monthly rental of $1,660 with a scheduled expiration date of June 30, 2002. In the opinion of management, these facilities are sufficient to meet the current and anticipated future requirements of the Company. Management believes that it has sufficient ability to renew its present leases related to these facilities or obtain suitable replacement facilities.

ITEM 3. LEGAL PROCEDINGS

     On May 6, 1997, the Company settled a suit filed with the District Court in Tel Aviv-Jaffa, Israel, by Henry Israel, a former consultant to the Company, alleging that an oral agreement exists between the Company and Mr. Israel according to which he is entitled to 5% of 'the rights' in DiscGuard and SoftGuard, including any further developments and enhancements therein, as well as any proceeds received therefrom. Management believes that the allegations are without merit. Under the terms of the settlement reached, Mr. Israel dismissed the law suit with prejudice in consideration of the Company's issuance to him of 15,000 shares of common stock and guaranteeing, under certain circumstances, a gross sale price in an ordinary brokerage transaction in the over-the-counter market of $15.50 per share.

     In January 1998, Mr. Israel sold the shares issued to him in an over-the-counter transaction. Under the terms of the settlement, the Company owed Mr. Israel approximately $155,000 in connection with such sale, plus an additional $7,000 in related costs. Pursuant to an understanding between the Company and Mr. Israel, the Company paid to Mr. Israel approximately a third of such amount, with the balance payable by June 15, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the OTC Electronic Bulletin Board under the symbol 'TTRE'. The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc., Automated Quotations System for the periods indicated.

                       YEAR ENDED DECEMBER 31, 1997                           HIGH       LOW
--------------------------------------------------------------------------   ------      ---

1st Quarter...............................................................   $16.23      $9 1/4
2nd Quarter...............................................................   $   157/8   $11
3rd Quarter...............................................................   $   133/4   $11
4th Quarter...............................................................   $   1115/16 $5 5/8

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     On March 30, 1998, there were 71 record holders of the Common Stock of the Company.

     The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

CHANGE IN SECURITIES & USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     On December 24, 1997, the Company issued to Biscount Overseas Ltd. ('Biscount') 48,000 shares of Common Stock, par value $0.001 (the 'Common Stock') and, in connection therewith, the Company issued in January, 1998, four
(4) year warrants to purchase up to an additional 25,000 shares of Common Stock, at an exercise price of $7.80 per share; provided, that, in lieu of cash payments for exercising the shares, Biscount is entitled to accept a smaller number of shares of Common Stock based on the spread between the per share exercise price and the then public market price of a share of Common Stock.

     (a) There were no underwriters with respect to the above transaction.

     (b) The Common Stock and the Warrants were issued in consideration of the payment of $300,000 and $250, respectively.

     (c) The Company believes that the shares of Common Stock and the Warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     In connection with the transaction with Biscount, the Company issued in February 1998 an additional 16,000 shares of Common Stock and four (4) year warrants to purchase up to an additional 8,000 shares of Common Stock, on the terms noted above, upon Biscount's payment of an additional $100,000. Additionally, Biscount was accorded an option to purchase an additional 10,000 shares of the Common Stock ('Option Shares') upon the payment of $62,500, provided, that Biscount is required to notify the Company by April 30, 1998, whether it will elect to exercise its option. The Company undertook to register the shares of Common Stock and Warrants issued to Biscount, as well as any Option Shares on FORM S-3 by April 30, 1998.

USE OF PROCEEDS

     On February 10, 1997, the Company's Registration Statement covering the offering of 920,000 shares of the Company's common Stock, commission file number 333-11829, was declared effective. The offering commenced on February 12, 1997 and was managed by First Metropolitan Securities Inc., as the underwriter named in the Registration Statement (the 'underwriter'). Of the 920,000 shares sold pursuant to the offering, 860,000 shares were sold by the company and 60,000 were sold by certain selling stockholders (the 'Selling Stockholders'). In connection with the offering, the company issued to the underwriter, at a purchase price of $0.001 per warrant, warrants to purchase up to an aggregate of 80,000 shares of common stock at an exercise price equal to $11.20 per share.

     The shares were sold at $7.00 per share, for aggregate proceeds of $6,020,000 and $420,000 to the company and the Selling Stockholders, respectively. The amount of expenses incurred for the company's account in connection with the offering is as follows:

Underwriting Discounts and Commissions................................   $  602,000
Non Accountable Expense Allowance.....................................      180,600
Expense paid to or for the Underwriters...............................       99,948
Other expense:........................................................      436,104
                                                                         ----------
     Total Expenses...................................................   $1,318,652
                                                                         ----------
                                                                         ----------

     All of the foregoing expenses were direct or indirect payment to persons other than (i) directors, officers or their associates, (ii) persons owning ten percent (10%) or more of the company's Common stock or (iii) affiliates of the Company.

     The net proceeds of the offering to the Company after deducting the above noted expense were $4,701,348. From the effective date of the registration statement through December 31, 1997, a reasonable estimate of the utilization of the net proceeds of the offering is as follows:

Purchase and installation of machinery & equipment....................   $  175,507
Repayment of indebtedness.............................................    2,329,045
Additional facilities and working capital.............................      645,252
Research & Development................................................      820,110
Marketing.............................................................      581,434
Temporary investments, including cash and cash equivalents............      150,000
                                                                         ----------
                                                                         $4,701,348
                                                                         ----------
                                                                         ----------

ITEM 6. PLAN OF OPERATIONS

     The Company is an emergent company in the software anti-copying protection business and, to date, the Company has not generated any revenues from operations. The Company premier optical media anti-copying protection product, DiscGuard, has been commercially released in February 1998. Since its inception, the Company's activities have been principally involved in capitalization activities, recruitment of executive personnel, designing and developing the technology underlying DiscGuard and related software protection product lines, entering into collaborative relationships with third parties for purposes of commercializing. DiscGuard to software and other electronic content designers/publishers and establishing a sales and customer support infrastructure.

     The Company believes that its collaborative relationships with Doug Carson & Associates ('DCA'), one of the world leading suppliers of mastering interface and other signal processing systems for compact discs (CDs) and digital versatile discs (DVDs) and with Nimbus CD International Inc. ('Nimbus'), one of the world's leading optical media manufacturers, to produce DiscGuard enhanced optical media for ruse by software and other electronic content publishers, should be instrumental in establishing and consolidating DiscGuard's name recognition. The Company anticipates broadening its marketing activities in North America, Israel and Europe to increase product awareness. The Company anticipates that it will be undertaking efforts to establish an adequate sales and customer support infrastructure.

     The Company also anticipates that it will be undertaking efforts to enter into collaborative relationships with participants in the recording and music, video and related entertainment industries. With the advent of the DVD market, the Company believes that DiscGuard will be particularly attractive to the music and recording, video and motion picture industries. While the development of DVD as a medium of distribution has been delayed for reasons including technical problems relating to playback systems, the Company believes that the availability of the anti-copying protection afforded by DiscGuard may in fact advance the adoption of the DVD format by the entertainment industry. The Company has also developed DiscAudit, a unique product for audio CDs that permits the identification of illegal counterfeit copies.

     On April 1, 1998, the Company entered into a letter of an intent with an underwriter respecting a firm commitment public offering of 2,500,000 shares of the Company's Common Stock (the 'Public Offering'). The Company anticipates that the Common Stock offering price at the Public Offering will be at or about the market price of the Company's Common Stock immediately prior to the effective date of the registration statement. Additionally, on April 6, 1998 the Company commenced a private offering of a maximum of 20 units of its securities, each unit consisting of a 10% promissory notes in a principal amount of $50,000 and warrants to purchase 10,000 shares of Common Stock (the 'Private Placement'). The notes bear interest at a rate of 10% per annum and are repayable at the earlier to occur of (i) one year from closing or (ii) the 30th day following the closing by the Company of any public or private financing in an amount exceeding $1,000,000. The warrants are exercisable for a 4-year period at an exercise price equal to the lower of (i) the price of the Common Stock to be sold in the Public Offering or (ii) $8.00. The closing of the Private Placement is subject to the sale of a minimum of 10 units. No assurance can be given that the Company will be successful in obtaining such financing or that such financing will be available on terms favorable to the Company. The Company believes that existing cash balances and cash flows from activities will be sufficient to meet its financing needs through the first half of the second quarter of 1998.

     For the year ended on December 31, 1997, the Company has incurred total operating losses of $3,865,736 reflecting principally research and development expenses, marketing and general and administrative expenses and activities.

     The Company's operating expenses reflect the Company's growth and expansion in all operating areas since its initial public offering. The Company believes that continued expansion of operations is essential to achieving and maintaining a strong competitive position. The Company's relatively high operating expenses is due to a great extent to non-cash charges associated with the compensation of senior Company personnel through the issuance of incentive equity stock options and non-recurring charges incurred in settling a lawsuit against the Company. In the first quarter of 1997, the Company recorded deferred compensation of $2,352,311 in connection with stock options and stock grants issued to its chief executive officer and to its chief financial officer. The amortization of this deferred compensation resulted in non-cash charges for the year ended December 31, 1997 of $972,567. Non-cash charges of $282,625 and $50,000 were also charged to sales and marketing and research and development, respectively, in connection with stock grants to consultants of the Company. The Company believes that these compensation levels were necessary to retain the services of competent individuals.

     Cash used by operations for the year ended on December 31, 1997, was approximately $2,735,400. This amount included the repayment of accrued interest in the amount of $305,000, including current period interest of $71,000 in February, 1997, when the Company repaid substantially all of its debt from the proceeds of the public offering. In addition, the Company pre-paid $120,000 of fees under a consulting agreement with a two year term.

     The Company believes that ongoing investment in research and development and marketing activities will be critical to the ability of the Company to generate revenues and operate profitably. For the year ended 1997, the Company expended approximately $967,155 on its research and development activities. Management anticipates that the Company will continue to expend funds in product development and marketing activities.

     In April, 1997, the Company was approved by the Office of the Chief Scientist of the State of Israel for an additional grant of $112,500, which amount was subsequently increased to $210,000. To date, the Company has received approximately $173,000. These funds will partially offset research & development costs.

     In October 1997, TTR Israel entered into a two-year management agreement with Ultimus Ltd., an Israeli company ('Ultimus'). Under the agreement, the Company is to provide certain management and administrative services relating to Ultimus' day-to-day operations. The fees for such services will be fixed by the parties from time to time but not exceed $100,000 per annum. Through December 31, 1997, the Company has earned fees totaling $50,000.

ITEM 7. FINANCIAL STATEMENTS

     The information called for by this Item 7 is included following the 'Index to Financial Statements' contained in this Annual Report on Form 10KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
       SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1998 annual meeting of shareholders, except for the information regarding executive officers of the Company which is presented below. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

     As of March 30, 1998, the executive officers of the Company are as follows:

                      NAME                         AGE                       POSITION
------------------------------------------------   ---   ------------------------------------------------

                                                   41    Chairman of the Board, Chief Executive Officer,
                                                         President and Treasurer; and President and
                                                         Director of TTR Israel
Mark D. Tokayer.................................
                                                   48    Director and Vice President; Chief Executive
                                                         Officer and Director of TTR Israel
Arik Shavit ....................................
                                                   51    Director, Vice President -- Product Research and
                                                         Development and Secretary; Director of Product
                                                         Research and Development and Director of TTR
                                                         Israel
Baruch Sollish..................................
                                                   35    Chief Financial Officer
Robert Friedman ................................

     All officers serve until the next annual meeting of directors and until their successors are elected and qualified.

     Marc. D. Tokayer is the founder of the Company and has been chairman of the Board of Directors, President and Treasurer of the Company since its inception in July, 1994 and Chairman of the Board of Directors, President and Chief Executive Officer of TTR Israel since its inception in December, 1994. From 1992 until he joined TTR, Mr. Tokayer worked as an independent consultant primarily in the areas of business applications. From October 1990 through August, 1992, Mr. Tokayer was employed by Yael Ltd., an Israeli company, where he managed the development of the Central Inventory Control System.

     Arik Shavit, has been a Director and Vice President of the Company and Chief Executive Officer of TTR Israel since September, 1996. Prior thereto, Mr. Shavit was a Manager of Business Development at IBM (Israel) Ltd., where he had this position since August 1994. Mr. Shavit founded and managed Silvaco (Israel) Ltd., an Israeli subsidiary of SILVACO International, Inc., a California based software company which develops state-of-the-art computer assisted engineering
(CAE) Software Applications
and provided marketing and support services. Mr. Shavit also served as Corporate Vice-President and Director of the US company.

     Baruch Sollish, Ph.D, has been a Director of the Company and Manager of Product Research and Development for TTR Israel since December, 1994. He was elected the Vice President-Product Research and Development and Secretary of the Company in September 1996. Dr. Sollish created the core technology that makes up the DiscGuard protection process. Prior to joining the Company, from June, 1987 through December, 1994, Dr. Sollish founded and managed Peletronics Ltd., an Israel software company, engaged primarily in the field of smart cards and software design for personnel administration, municipal tax authorities and billing procedures at bank clearance centers. Dr. Sollish hold six United States patents in the fields of electro optics, ultrasound and electronics and has published and lectured extensively.

     Robert Friedman has been chief financial officer since he joined the Company in March, 1997. Previous to joining the Company, from 1993 through 1996 he was a Vice President of Oppenheimer & Co., Inc., where he managed the Israel Desk and was responsible for sales of equity and fixed income products primarily to leading Israeli financial institutions. From 1989 to 1993, he was Vice President of The Castle Group Ltd. in New York, a venture capital firm, where he performed financial and strategic marketing analysis for seed capital investments and equity private placements for hi-tech companies. From 1989 to 1990 he also served as CEO of The Metropolitan Media Group, a Los Angeles-based start-up company. He has a Master's Degree from Yale University's School of Management and a B.A. in Economics, with Honors, from Yeshiva University.

     There are no family relationships, as defined, between any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal. The Board of Directors elects the officers in conjunction with each annual meeting of the stockholders.

SECTION 16 FILINGS

     No person who, during the fiscal year ended December 31, 1997, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock [which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the 'Act') ], a 'Reporting Person' failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1998 annual meeting of shareholders, which information is incorporated herein by reference.

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

     (i) Exhibits

           -- Articles of Incorporation of the Company (Filed as an Exhibit to the Registration Statement of
             the Company on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by
 3.1         reference)
           -- Bylaws of the Company (Filed as an Exhibit to the Registration Statement on of the Company Form
             SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference)
 3.2
           -- Specimen of Common Stock Certificate (Filed as an Exhibit to the Registration Statement of the
             Company on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference)
 4.1
           -- Employee Incentive and Non-Qualified Stock Option Plan Stock Option Plan (Filed as an Exhibit to
             the Registration Statement of the Company on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference).
10.1
           -- Employment Agreement between TTR Israel and Marc D. Tokayer (Filed as an Exhibit to the
             Registration Statement of the Company on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference).
10.2
           -- Employment Agreement between TTR Israel and Baruch D. Sollish (Filed as an Exhibit to the
             Registration Statement of the Company on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference).
10.3
           -- Employment Agreement between TTR Israel and Arik Shavit, as amended (Filed as an Exhibit to the
             Registration Statement of the Company on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference).
10.4
           -- Employment Agreement between TTR Israel and Robert Friedman (filed herewith)
10.5
           -- Consulting Agreement dated November 1, 1994 between the Company and Shane Alexander Unterburgher
             Securities Inc. (Filed as an Exhibit to the Registration Statement of the Company on Form SB-2,
             dated February 10, 1997, No. 333-11829, and incorporated herein by reference).
10.6
           -- Consulting Agreement dated October 1, 1995 between the Company and Holborn System Ltd. (Filed as an Exhibit to the Registration Statement of the Company on Form SB-2, No. 333-11829, and
             incorporated herein by reference).
10.7
           -- Financial Consulting Agreement between the Company and First Metropolitan Securities Inc. (Filed
             as an Exhibit to the Registration Statement of the Company on Form SB-2, dated February 10, 1997,
             No. 333-11829, and incorporated herein by reference).
10.8
           -- Consulting Agreement between the Company and Pioneer Management Corporation (Filed as an Exhibit
             to the Registration Statement of the Company on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference).
10.9
           -- Loan and Security Agreement dated September 30, 1996 between the Company and 732498 Ontario Ltd.
             (Filed as an Exhibit to the Registration Statement of the Company on Form SB-2, dated February 10,
             1997, No. 333-11829, and incorporated herein by reference).
10.10
           -- Form of Note Extension Agreement (Filed as an Exhibit to the Registration Statement of the
             Company on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference).
10.11
           -- Settlement Agreement dated May 6, 1997 between the Company and Henry Israel settling certain outstanding claims. (filed herewith)
10.12
           -- Agreement dated January 19, 1998 between the Company and Henry Israel.
10.12(a)
           -- Development and OEM Licensing Agreement dated October 31, 1997 between the Company and Doug
             Carson & Associates Inc. (filed herewith) (1)
10.13
           -- Development and OEM Licensing Agreement dated November 24, 1997 among the Company, Doug Carson &
             Associates Inc. and Nimbus CD International, Inc. (filed herewith) (1)
10.14
           -- Management Agreement dated October 1, 1997 between the Company and Ultimus Ltd. (filed herewith)
10.15
           -- Stock Purchase Agreement dated December 24, 1997 between the Company and Biscount Overseas Ltd.
             (filed herewith)
10.16
           -- Financial Data Schedule (filed herewith)
27.1

                                                        (footnotes on next page)

(footnotes from previous page)

------------

(1) Confidential information contained therein is omitted and identified by a * and filed separately with the SEC.

          (b) Reports on Form 8-K.

     The Company filed the following Reports on From 8-K during the fourth quarter of 1997:

          (i) Report filed on November 5, 1997 relating to the execution of a Development and OEM Licensing Agreement between the Company and Doug Carson & Associates, Inc.

          (ii) Report filed on December 1, 1997 relating to the execution of a Development and OEM Licensing Agreement among the Company, Doug Carson & Associates Inc. and Nimbus CD International, Inc.

          (c) Financial Statements

          Report of Independent Accountants

          Consolidated Balance Sheets at December 31, 1997 and 1996

          Consolidated Statement of Operations for the years ended December 31, 1997 and 1996

          Consolidated Statement of changes in Shareholders' Equity for the years ended December 31, 1997 and 1996

          Consolidated Statement of Cash Flows for the years ended December 31, 1997 and 1996

          Notes to Consolidated Financial Statements

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TTR INC.
                                          Registrant

                                          By: /s/     MARC D. TOKAYER
                                             ...................................
                                                      MARC D. TOKAYER,
                                             CHAIRMAN OF THE BOARD, PRESIDENT,
                                            CHIEF EXECUTIVE OFFICER, TREASURER

Date: April 15, 1998

     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated

                SIGNATURE                               CAPACITY                             DATE
------------------------------------------  ---------------------------------  ---------------------------------



        /s/    ARIK SHAVIT
 .........................................  Vice-President and Director         April 15, 1998
              (ARIK SHAVIT)

       /s/  DR. BARACH SOLLISH              Secretary and Director              April 15, 1998
 .........................................
           (DR. BARUCH SOLLISH)

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                                                              PAGE
                                                                                                         --------------

Independent Auditors' Report..........................................................................              F-2

Report of Independent Public Accountants..............................................................              F-3

Consolidated Balance Sheet............................................................................              F-4

Consolidated Statement of Operations..................................................................              F-5

Consolidated Statement of Stockholders' Deficit.......................................................              F-6

Consolidated Statement of Cash Flows..................................................................              F-7

Notes to Consolidated Financial Statements............................................................       F-8 - F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of TTR Inc.
Kfar Saba, Israel

     We have audited the accompanying consolidated balance sheet of TTR Inc. and its Subsidiary (A Development Stage Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows, and stockholders' deficit for the years then ended and for the period from July 14, 1994 (date of inception) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of TTR Technologies, Ltd., a wholly owned subsidiary, which statements reflect total assets of $555,342 and $692,102 as of December 31, 1997 and 1996, respectively, and net losses of $2,927,080 and $790,536 for the years then ended, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for TTR Technologies Ltd. is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTR Inc. and its Subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended and for the period from July 14, 1994 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred recurring losses since its inception in 1994, and has an accumulated deficit at December 31, 1997 of $6,179,571. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          SCHNEIDER EHRLICH & WENGROVER LLP

Woodbury, New York
March 16, 1998, except for Note 17, as to which the date is April 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
T.T.R. TECHNOLOGIES LTD.
(A Development Stage Company)

     We have audited the accompanying balance sheet of T.T.R Technologies Ltd.(a development stage company) ('the Company') as of December 31, 1997 and 1996 and the related statements of operations, changes in shareholders' deficiency and cash flows for each of the two years in the period ended December 31, 1997, and for the period December 5, 1994 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditor's Regulations (Auditor's Mode of Performance), 1973. Such auditing standards are substantially identical to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the abovementioned financial statements present fairly in all material respects, the financial position of the Company (a development stage company) as of December 31, 1997 and 1996 and the results of its operations, changes in shareholders' deficiency, and cash flows for each of the two years in the period ended December 31, 1997, and for the period December 5, 1994 (date of inception) to December 31, 1997, in comformity with accounting principles generally accepted in Israel and in the United States. As applicable to these financial statements, such accounting principles are substantially identical.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency and shareholders' deficiency that raise substantial doubt about its ability to continue as a going concern. The Company's plans are also referred to in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The financial statements have been translated into dollars for the purpose of their inclusion in the financial statements of T.T.R Inc.

BDO Almagor & Co.
Certified Public Accountants
Ramat-Gan, Israel,
March 16, 1998

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1996          1997
                                                                                         ----------    ----------

                                        ASSETS
Current assets
     Cash and cash equivalents........................................................   $   63,656    $  450,040
     Stock subscription receivable....................................................       --           100,000
     Other current assets.............................................................      135,828       131,538
                                                                                         ----------    ----------
          Total current assets........................................................      199,484       681,578
Property and equipment -- net.........................................................      373,444       416,045
Deferred financing costs, net of accumulated amortization of $181,310 for 1996........       62,101        --
Deferred stock offering costs.........................................................      515,664
Due from officer......................................................................       26,000        16,000
Other assets..........................................................................       14,995        75,004
                                                                                         ----------    ----------
          Total assets................................................................   $1,191,688    $1,188,627
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities
     Current portion of long-term debt................................................   $1,065,365    $    5,564
     Short-term borrowings............................................................      849,602        --
     Accounts payable.................................................................      170,323       118,558
     Accrued expenses.................................................................      443,594       139,972
     Interest payable.................................................................      234,508        --
                                                                                         ----------    ----------
          Total current liabilities...................................................    2,763,392       264,094
Long-term debt, less current portion..................................................       22,153        14,804
                                                                                         ----------    ----------
          Total liabilities...........................................................    2,785,545       278,898
Common stock issued with guaranteed selling price -- $.001 par value 15,000 shares
  issued and out......................................................................       --           232,500
                                                                                         ----------    ----------
                            COMMITMENTS AND CONTINGENCIES
Stockholders' Equity (Deficit)
Common stock, $.001 par value; 20,000,000 shares authorized, 3,050,000 and 4,271,548
  issued and outstanding, respectively, including 1,000,000 shares placed in escrow...        3,050         4,272
Common stock subscribed, $.001 par value; 16,000 shares at December 31, 1997..........       --           100,000
Additional paid-in capital............................................................      405,356     8,117,275
Cumulative translation adjustments....................................................       57,696        38,029
Deficit accumulated during the development stage......................................   (2,059,959)   (6,179,571)
Less: deferred compensation...........................................................       --        (1,402,776)
                                                                                         ----------    ----------
          Total stockholders' equity (deficit)........................................   (1,593,857)      677,229
                                                                                         ----------    ----------
          Total liabilities and stockholders' equity (deficit)........................   $1,191,688    $1,188,627
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         FROM
                                                                                                      INCEPTION
                                                                               YEAR ENDED             (JULY 14,
                                                                              DECEMBER 31,             1994) TO
                                                                       --------------------------    DECEMBER 31,
                                                                          1996           1997            1997
                                                                       -----------    -----------    ------------

Revenue.............................................................   $   --         $   --         $    --
Expenses
     Research and development.......................................       344,305        967,155       1,587,708
     Sales and marketing............................................       169,840      1,421,496       1,855,294
     General and administrative.....................................       382,634      1,477,085       2,121,821
                                                                       -----------    -----------    ------------
          Total expenses............................................       896,779      3,865,736       5,564,823
                                                                       -----------    -----------    ------------
Operating loss......................................................      (896,779)    (3,865,736)     (5,564,823)
Other (income) expense
     Legal settlement...............................................       --             232,500         232,500
     Loss on investment.............................................       --             --               17,000
     Other income...................................................       --             (50,000)        (50,000)
     Interest income................................................       --             (42,069)        (54,893)
     Interest expense...............................................       224,432        113,445         470,141
                                                                       -----------    -----------    ------------
          Total other (income) expenses.............................       224,432        253,876         614,748
                                                                       -----------    -----------    ------------
Net loss............................................................   $(1,121,211)   $(4,119,612)   $ (6,179,571)
                                                                       -----------    -----------    ------------
                                                                       -----------    -----------    ------------
Per share data:
     Basic and diluted..............................................   $     (0.62)   $     (1.35)
                                                                       -----------    -----------
                                                                       -----------    -----------
Number of common shares used in basic and diluted loss per share....     1,801,366      3,054,519
                                                                       -----------    -----------
                                                                       -----------    -----------

                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                DEFICIT
                                                                  COMMON STOCK                    FOREIGN     ACCUMULATED
                                              COMMON STOCK         SUBSCRIBED       ADDITIONAL    CURRENCY      DURING
                                           ------------------   -----------------    PAID-IN     TRANSLATION  DEVELOPMENT
                                            SHARES     AMOUNT   SHARES    AMOUNT     CAPITAL     ADJUSTMENT      STAGE
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at July 14, 1994 (date of
  inception)..............................    --       $--        --     $  --      $   --        $ --        $   --
Issuances of common stock, par value $.001
    Services rendered at $.001 per
      share............................... 1,200,000   1,200
    Cash at $.0208 per share.............. 1,200,000   1,200                            23,800
Net loss..................................                                                                       (42,085)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at December 31, 1994............. 2,400,000   2,400      --        --          23,800                   (42,085)
Common stock contributed..................  (561,453)   (561)                              561
Issuances of common stock, par value $.001
Services rendered at $.05 per share.......   361,453     361                            17,712
Issuance of common stock purchase warrants
  Services rendered at $.04 per warrant...                                                 600
Foreign currency translation adjustment...                                                          22,652
Net loss..................................                                                                      (896,663)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at December 31, 1995............. 2,200,000   2,200      --        --          42,673      22,652      (938,748)
Issuances of common stock, par value $.001
    Cash at $.307 per share...............   650,000     650                           199,350
    Cash at $.50 per share (net of stock
      offering costs of $11,467)..........   150,000     150                            63,383
    Cash at $2.00 per share...............    50,000      50                            99,950
Foreign currency translation adjustment...                                                          35,044
Net loss..................................                                                                    (1,121,211)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at December 31, 1996............. 3,050,000  $3,050     --     $  --       $  405,356    $ 57,696   $(2,059,959)
Common stock contributed..................  (135,000)   (135)                              135
Issuances of common stock, par value $.001
    Cash at $7.00 per share (net of stock
      offering costs of $1,318,652........   860,000     860                         4,700,488
    Cash at $6.25 per share...............    48,000      48                           299,952
    Services rendered at $10.00 per
      share...............................    55,000      55                           549,945
    Exercise of options at $.01 per
      share...............................   374,548     375                             3,370
    Services rendered at $14.875 per
      share...............................    19,000      19                           282,606
Common stock subscriptions................                      16,000    100,000
Sale of Underwriters warrants                                                               80
Stock options and warrants granted........                                           1,875,343
Amortization of deferred compensation.....
Foreign currency translation adjustment...                                                         (19,667)
Net loss..................................                                                                    (4,119,612)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at December 31, 1997............. 4,271,548  $4,272   16,000   $100,000    $8,117,275    $ 38,029   $(6,179,571)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
                                           ---------   ------   ------   --------   ----------   ----------   -----------
                                               DEFERRED
                                            COMPENSATION     TOTAL
                                            ------------   ----------
                                           <
Balances at July 14, 1994 (date of
  inception)..............................  $   --         $   --
Issuances of common stock, par value $.001
    Services rendered at $.001 per
      share...............................                      1,200
    Cash at $.0208 per share..............                     25,000
Net loss..................................                    (42,085)
                                            ------------   ----------
Balances at December 31, 1994.............      --            (15,885)
Common stock contributed..................
Issuances of common stock, par value $.001
Services rendered at $.05 per share.......                     18,073
Issuance of common stock purchase warrants
  Services rendered at $.04 per warrant...                        600
Foreign currency translation adjustment...                     22,652
Net loss..................................                   (896,663)
                                            ------------   ----------
Balances at December 31, 1995.............      --           (871,223)
Issuances of common stock, par value $.001
    Cash at $.307 per share...............                    200,000
    Cash at $.50 per share (net of stock
      offering costs of $11,467)..........                     63,533
    Cash at $2.00 per share...............                    100,000
Foreign currency translation adjustment...                     35,044
Net loss..................................                 (1,121,211)
                                            ------------   ----------
Balances at December 31, 1996.............  $   --         (1,593,857)
Common stock contributed..................
Issuances of common stock, par value $.001
    Cash at $7.00 per share (net of stock
      offering costs of $1,318,652........                  4,701,348
    Cash at $6.25 per share...............                    300,000
    Services rendered at $10.00 per
      share...............................      (500,000)      50,000
    Exercise of options at $.01 per
      share...............................                      3,745
    Services rendered at $14.875 per
      share...............................                    282,625
Common stock subscriptions................                    100,000
Sale of Underwriters warrants                                      80
Stock options and warrants granted........    (1,875,343)
Amortization of deferred compensation.....       972,567      972,567
Foreign currency translation adjustment...                    (19,667)
Net loss..................................                 (4,119,612)
                                            ------------   ----------
Balances at December 31, 1997.............   $(1,402,776)  $  677,229
                                            ------------   ----------
                                            ------------   ----------

                        See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         FROM
                                                                                                      INCEPTION
                                                                               YEAR ENDED             (JULY 14,
                                                                              DECEMBER 31,             1994) TO
                                                                       --------------------------    DECEMBER 31,
                                                                          1996           1997            1997
                                                                       -----------    -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
     Net loss.......................................................   $(1,121,211)   $(4,119,612)   $ (6,197,571)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization.............................       155,273        184,290         440,331
          Translation adjustment....................................          (967)       --               (1,528)
          Amortization of deferred compensation.....................       --             972,567         972,567
          Stock and warrants issued for services and legal
            settlement..............................................       --             565,125         583,798
          Increase (decrease) in cash attributable to changes in
            assets and liabilities
               Accounts receivable..................................         1,310            478             163
               Other current assets.................................      (105,222)        (7,204)       (125,918)
               Other assets.........................................       --             (72,700)        (72,700)
               Accounts payable.....................................       137,825        (72,401)        105,768
               Accrued expenses.....................................        44,043         48,596         168,347
               Interest payable.....................................       138,485       (234,508)        --
                                                                       -----------    -----------    ------------
          Net cash used by operating activities.....................      (750,464)    (2,735,369)     (4,108,743)
                                                                       -----------    -----------    ------------
Cash flows from investing activities
     Purchases of property and equipment............................      (240,836)      (175,507)       (611,400)
     Increase in organization costs.................................       --             --               (7,680)
                                                                       -----------    -----------    ------------
          Net cash used by investing activities.....................      (240,836)      (175,507)       (619,080)
                                                                       -----------    -----------    ------------
Cash flows from financing activities
     Proceeds from issuance of common stock.........................       363,533      5,520,837       5,910,570
     Loans to officer...............................................       --              10,000         (16,000)
     Deferred stock offering costs..................................      (166,099)      (309,565)       (475,664)
     Deferred financing costs.......................................       (89,980)       (19,000)       (262,241)
     Proceeds from short-term borrowings............................       849,602        200,000       1,049,602
     Proceeds from long-term debt...................................        25,096        --            1,114,137
     Repayment of short-term borrowings.............................       --          (1,049,602)     (1,049,602)
     Repayments of long-term debt...................................       (14,403)    (1,053,455)     (1,089,471)
                                                                       -----------    -----------    ------------
          Net cash provided by financing activities.................       967,749      3,299,215       5,181,161
                                                                       -----------    -----------    ------------
Effect of exchange rates on cash....................................          (659)        (1,955)         (3,298)
                                                                       -----------    -----------    ------------
Increase (decrease) in cash and cash equivalent.....................       (24,210)       386,384         450,040
Cash at beginning of period.........................................        87,866         63,656         --
                                                                       -----------    -----------    ------------
Cash and cash equivalents at end of period..........................   $    63,656    $   450,040    $    450,040
                                                                       -----------    -----------    ------------
                                                                       -----------    -----------    ------------
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest..................................................   $    15,788    $   345,258    $    379,502
                                                                       -----------    -----------    ------------
                                                                       -----------    -----------    ------------

                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS

     TTR Inc. (the 'Company') was incorporated on July 14, 1994 under the laws of the State of Delaware. TTR Technologies Ltd., ('TTR Israel') was formed under the laws of the State of Israel on December 5, 1994 as a wholly owned research and development subsidiary of the Company.

     The Company is engaged in the design, development and commercialization of proprietary software security products.

     The Company is considered to be in the development stage and has earned no revenues to date. Business activities to date have focused on product and marketing research, product development, and raising capital. The Company's primary product, DiscGuard'tm', based on its proprietary technology, became commercially available in the first quarter of 1998.

     The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and increased marketing efforts and is subject to other risks affecting the business of the Company. (See Note 3).

     In February 1997 the Company closed on an initial public offering (IPO) in which it sold 860,000 shares of its Common Stock at a price of $7.00 per share and realized net proceeds of approximately $4.7 million after stock offering costs (See Note 12).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, TTR Technologies Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

REVENUE RECOGNITION

     The Company anticipates that revenues from software will be recognized upon delivery to the customer, provided that the Company's obligations, if any, are insignificant and collectability is probable. Revenues from maintenance and engineering services will be recognized over the term of the respective contracts.

STOCK BASED COMPENSATION

     Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price of the underlying Common Stock as of the grant date, is recognized over the vesting periods of the related grants. Such stock-based compensation resulted in an aggregate charge to operations of approximately $1,305,000 for the year ended December 31, 1997.

FOREIGN CURRENCY TRANSLATIONS

     The financial statements of the Company's Israeli subsidiary have been translated into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board (FASB). Assets and liabilities have been translated at year-end (period-end) exchange rates and statement of operations have been translated at average rates prevailing during the year. The translation adjustments have been recorded as a separate component of stockholders' deficit (cumulative translation adjustment).

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), 'Earnings per Share,' which supersedes APB Opinion No. 15 (APB No.
15), 'Earnings per Share,' and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. None of the stock options and warrants issued in 1997 and 1996 has been included in the net loss per share computation for the years presented, because their inclusion would be anti-dilutive. Shares held in escrow are not treated as outstanding during any period (See Note 12). Earnings per share data for 1996 has been restated to conform with the provisions of SFAS No. 128.

STATEMENT OF CASH FLOWS

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

DEPRECIATION AND AMORTIZATION

     Equipment and leasehold improvements are stated at cost. Equipment is depreciated over the estimated useful lives of the related assets, which range from five to seven years. Leasehold improvements are amortized over the related lease term. Depreciation is computed on the straight-line method.

RESEARCH AND DEVELOPMENT COSTS

     Research and development expenditures are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

INCOME TAXES

     The Company accounts for its income taxes using the Financial ccounting Standards Board Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' (SFAS No. 109), which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary, to reduce deferred tax assets to amounts expected to be realized.

DEFERRED STOCK OFFERING COSTS

     Costs incurred in connection with the Company's public offering of common stock were charged to capital upon the completion of the offering in February 1997.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of', the Company records impairment losses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK OPTIONS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, 'Accounting for Stock-based Compensation'. SFAS No. 123 requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, using the fair value method, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, as allowed under SFAS No. 123, to account for its employee stock-based compensation plans, and to include the required pro forma disclosures based on fair value accounting. The adoption of SFAS No. 123 has not had a material effect on the Company's financial position or results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, SFAS 130, 'Reporting Comprehensive Income,' and SFAS 131, 'Disclosures About Segments of an Enterprise and Related Information,' were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components, and SFAS 131 requires disclosure of reportable operating segments. In February 1998, SFAS 132, 'Employers' Disclosures About Pensions and Other Post-retirement Plans' was issued. SFAS 132 standardizes pensions disclosures. These statements are effective in 1998. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

NOTE 3 -- GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, has sustained losses since its inception and has an accumulated deficit at December 31, 1997 of $6,179,571. The Company faces a number of risks, including uncertainties regarding demand and market acceptance of its products, dependence on a single product line, the effects of technological change, competition, and the development of new products. Additionally, there are other risk factors, that may affect the future results of the Company, such as the nature of its distribution channels, ability to manage growth, loss of key personnel and the effects of planned expansion of operations.

     The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and increased marketing efforts and is subject to other risks affecting its business, as discussed above. The Company is not yet generating sufficient revenues from its operations to fund its activities and is therefore dependent on continued financing from external sources.

     In November 1997, the Company entered into licensing agreements with a leading supplier of mastering interface systems (MIS) for compact discs (CDs) and digital versatile discs (DVDs), and a leading optical media manufacturer, to produce DiscGuard'tm' enhanced CD's and DVD's for use by software and other electronic content publishers (see Note 16). The Company believes these relationships should be instrumental in establishing and consolidating DiscGuard's'tm' name recognition. DiscGuard'tm' was in the product testing stage in the fourth quarter of 1997 and has recently become commercially available. Presently, the Company is broadening its marketing activities in North America, Israel and Europe to increase product awareness and is undertaking efforts to establish an adequate sales and customer support infrastructure. The Company is also pursuing various alternatives for additional financing, including a private placement and a secondary offering (see Note 17).

     The ability of the Company to continue as a going concern is dependent upon the success of the Company's products and its access to sufficient funding to enable it to continue operations. There is no assurance that sufficient revenues will be generated nor that adequate financing will be available to the

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company. Insufficient funds from operations or the inability to obtain such financing would have a material adverse effect on the Company.

NOTE 4 -- OTHER CURRENT ASSETS

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 1996            1997
                                                                             ------------    ------------

Chief Scientist(1)........................................................     $ 98,432        $ 39,678
Management income receivable(2)...........................................       --              50,000
Other.....................................................................       37,396          41,860
                                                                             ------------    ------------
                                                                               $135,828        $131,538
                                                                             ------------    ------------
                                                                             ------------    ------------

------------

(1) In November 1996, TTR Israel received an approval from the Office of the Chief Scientist of the Government of Israel (OCS) according to which the OCS will fund certain research and development of the Company by way of grants. The amount of the approved budget is $195,000 and the amount of the approved grant is 50% of the budget. On April 8, 1997, the OCS agreed to increase the approved budget to $420,000.

    The Company will be required to pay royalties to the OCS on proceeds from the sale of products derived from the research and development in which the OCS has participated by way of its grant. The royalties are computed at the rate of 3% of the proceeds from such sales, up to a maximum of 150% of the grant.

(2) In October 1997, TTR Israel entered into a two-year management agreement with Ultimas LTD, (Ultimas) an Israeli company. Under the agreement, the Company will provide management and administrative services relating to Ultimas' day-to-day operations. The fee for such services will be agreed upon from time to time but will never exceed $100,000 per annum. The agreement is automatically renewable for additional one year terms unless terminated by either party with sixty days notice.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       1996            1997
                                                                   ------------    ------------

Leasehold improvements..........................................     $ 80,085        $126,906
Office equipment................................................       98,938         144,501
Computer equipment..............................................      168,103         219,895
Vehicles........................................................       94,358          86,732
                                                                   ------------    ------------
                                                                      441,484         578,034
Less: Accumulated depreciation..................................       68,040         161,989
                                                                   ------------    ------------
                                                                     $373,444        $416,045
                                                                   ------------    ------------
                                                                   ------------    ------------

     Depreciation expense was $38,669 and $88,311 for the years ended December 31, 1996 and 1997, respectively.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- DUE FROM OFFICER

     This amount represents non-interest bearing advances to an officer of the Company.

NOTE 7 -- ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       1996            1997
                                                                   ------------    ------------

Accrued payroll and payroll taxes...............................     $ 14,513        $ 49,750
Deferred stock offering costs...................................      349,565          --
Other...........................................................       79,516          90,222
                                                                   ------------    ------------
                                                                     $443,594        $139,972
                                                                   ------------    ------------
                                                                   ------------    ------------

NOTE 8 -- SHORT-TERM BORROWINGS

     (a) TTR Israel borrowed a total of $50,000 from a bank. Interest on the loan was calculated at the rate of 8% per annum and was repaid in full in December 1996.

     (b) In June 1996, the Company realized net proceeds of $423,552 from a private placement of 10 units of its securities at a purchase price of $50,000 per unit. Each unit consisted of $50,000 principal amount 10% promissory notes and 15,000 shares of its Common Stock. The Company has allocated $7,500 per unit to the Common Stock sold in the private placement, and the balance to promissory note principal. The difference between the face value of the notes ($50,000) and the amount allocated to note principal represents a discount which is being amortized over the term of the note based upon the interest method. In January 1997, certain of these investors returned a total of 135,000 shares of the Company's Common Stock to treasury. The principal and accrued interest on these notes became due upon the completion of the Company's IPO and was paid in February 1997.

     In connection with this offering a placement agent received a commission of 10% of the gross proceeds and an additional 3% of such proceeds as a non-accountable expense allowance. Certain of the investors in the private placement have an ownership interest in the placement agent.

     (c) In 1996, the Company borrowed a total of $133,400 in unsecured funds from a private lender. Interest is calculated at the rate of 22% per annum on outstanding financings. The principal and accrued interest became due upon the completion of the Company's IPO and was paid in full in February 1997.

     (d) In December 1996 and January 1997, the Company issued short-term promissory notes aggregating $450,000. Interest is calculated at the rate of 15% per annum.

     The notes and accrued interest thereon became due upon the completion of the Company's IPO and was paid in full in February 1997.

     Fees totaling $45,000 which were incurred in connection with this financing were amortized over the life of the loan using the straight-line method.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 1996            1997
                                                                             ------------    ------------

Bank loans(1).............................................................    $   46,438       $ 20,368
Promissory notes(2).......................................................     1,041,080         --
                                                                             ------------    ------------
                                                                               1,087,518         20,368
Current portion...........................................................     1,065,365          5,564
                                                                             ------------    ------------
Non-current portion.......................................................    $   22,153       $ 14,804
                                                                             ------------    ------------
                                                                             ------------    ------------

------------

(1) These loans are denominated in 'New Israeli Shekel' (NIS), bear interest at the rate of prime plus 2.4% - 3% per annum and are secured by substantially all the assets of TTR Israel. Principal payments are due in various installments through 2000.

(2) The Company issued two-year promissory notes aggregating $1,041,080 in a private placement. The notes bear interest at the rate of 10% per annum payable at the maturity date. In connection with this offering the Company issued warrants to the noteholders to purchase up to a total of 174,548 shares of the Company's Common Stock for $.01 per share. The warrants were exercisable during the period between the effective date and the closing date of the Company's IPO. The Company paid the placement agent, Shane, Alexander, Unterburgher Securities, Inc. (SAU) a commission of 10% of the gross proceeds and an additional 4% of such proceeds as a non-accountable expense. These fees, totaling approximately $145,000, have been capitalized as deferred financing costs were amortized over the term of the loan using the straight-line method. Amortization was $68,337 and $8,919 for the years ended December 31, 1996 and 1997. In February 1997, the entire principal balance plus accrued interest on these notes was repaid.

                            ------------------------

     The aggregate maturities of long-term debt for the next three years ending December 31, are as follows: 1998 -- $5,564; 1999 -- $8,753 and 2000 -- $6,051.

NOTE 10 -- INCOME TAXES

     At December 31, 1997, the Company had available $2,016,849 of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2018, and $2,912,000 of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under section 382 of the Internal Revenue code pertaining to changes in stock ownership.

     Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 1996            1997
                                                                             ------------    ------------

Net operating loss carryforwards..........................................    $  548,000     $ 1,839,669
Research and developments costs...........................................        89,000         --
Stock based compensation..................................................       --               17,813
Accrued vacation and severance............................................        25,000          20,000
                                                                             ------------    ------------
     Total deferred tax assets............................................       662,000       1,877,481
     Valuation allowance..................................................      (662,000)     (1,877,481)
                                                                             ------------    ------------
     Net deferred tax assets..............................................    $  --          $   --
                                                                             ------------    ------------
                                                                             ------------    ------------

     Pre-tax losses from foreign (Israeli) operations were $790,536 and $2,927,080 for the years ended December 31, 1996 and 1997, respectively.

NOTE 11 -- STOCK OPTION PLAN

     In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the 'Plan') and has reserved up to 450,000 shares of Common Stock for issuance thereunder . The Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise of incentive stock options ('ISOs') issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 100% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Thereafter, options may be exercised as determined by the Board of Directors, with maximum terms of ten and five years, respectively, for ISOs issued to employees who are less than 10% stockholders and employees who are 10% stockholders. In addition, under the plan, no individual will be given the opportunity to exercise ISO's valued in excess of $100,000, in any calendar year, unless and to the extent the options have first become exercisable in the preceding year. The Plan will terminate in 2006.

     A summary of the status of the Plan as of December 31, 1997 and changes during the year ending on that date is presented below:

                                                                                               RANGE OF
                                                                                               EXERCISE
                                                                                 SHARES         PRICES
                                                                                --------    ---------------

Options outstanding, January 1, 1996.........................................      --       $     --
     Granted.................................................................      5,000               6.00
     Canceled................................................................      --             --
     Exercised...............................................................      --             --
                                                                                --------    ---------------
Options outstanding, December 31, 1996.......................................      5,000               6.00
     Granted.................................................................    175,600       5.00 - 13.94
     Canceled................................................................    (19,500)      7.00 - 13.94
     Exercised...............................................................      --             --
                                                                                --------    ---------------
Options outstanding, December 31, 1997.......................................    161,100    $  5.00 - 13.88
                                                                                --------    ---------------
                                                                                --------    ---------------
Shares of common available for future grant..................................    288,900
                                                                                --------
                                                                                --------

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options under the plan outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                     ----------------------------------------     ------------------------
                                         WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                     ------------------------     ------------------------
                                      REMAINING
                       NUMBER        CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
 RANGE OF PRICE      OUTSTANDING        LIFE          PRICE       EXERCISABLE      PRICE
-----------------    -----------     -----------     --------     -----------     --------

$5.00                   50,000           9.25         $ 5.00         --             --
5.81                    12,500          10.00           5.81         --             --
6.00                     5,000           8.50           6.00         1,250         $ 6.00
7.00                    27,000           9.00           7.00         --             --
10.00                   50,000           9.25          10.00         --             --
10.25                    1,600           9.75          10.25         --             --
13.88                   15,000           9.50          13.88         --             --
                     -----------     -----------     --------     -----------     --------
$5.00 - $13.88         161,100           9.27         $ 7.86         1,250         $ 6.00
                     -----------     -----------     --------     -----------     --------
                     -----------     -----------     --------     -----------     --------

     In the first quarter of 1998, the Company granted an additional 4,000 incentive stock options under the plan which are exercisable at $5.875 per share.

     The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees where the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Weighted-average grant date fair value of options granted during year under the Black-Scholes option pricing model was $3.17 per option.

     The Company has adopted the pro forma disclosure provisions of SFAS No.
123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                                     1996            1997
                                                                  -----------     -----------

Net loss
     As reported...............................................   $(1,121,211)    $(4,119,612)
     Proforma..................................................   $(1,122,249)    $(4,342,194)
Loss per share
     As reported...............................................   $      (.62)    $     (1.35)
     Proforma..................................................   $      (.62)    $     (1.42)

     The fair value of each option granted in 1996 is estimated on the date of grant using the minimum value method with the following weighted average assumptions: No dividends, an expected life of 4 years, and a risk-free interest rate of 6.05%. The fair value of each option granted in 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: No dividends, an expected life of 2.5 years, risk-free interest rate of 6.23% and expected volatility of 46.5%.

NOTE 12 -- CAPITAL TRANSACTIONS

PRIVATE PLACEMENTS

     In April 1996, the Company completed a private placement of 650,000 shares of its Common Stock and warrants for an additional 1,000,000 shares, for an aggregate purchase price of $200,000. The warrants are exercisable for a period of three years commencing after the IPO at an exercise price equal to $7.00 per share.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INITIAL PUBLIC OFFERING

     In February 1997, the Company completed an initial public offering of 860,000 shares of its Common Stock and realized net proceeds of approximately $4,700,000 after stock offering costs. In connection with this offering, the Company sold to the underwriter, for $80, warrants to purchase up to an additional 80,000 shares of the Company's Common Stock at an excersice price equal to $11.20 per share. The Company has also agreed to retain the Underwriter as management and financial consultants for a two-year period at an annual rate of $60,000 per annum, payable in advance. In connection with the IPO, certain securityholders have agreed not to sell their shares for up to two years from the offering date, without the prior written consent of the Underwriter.

STOCK GRANTS

     In 1997 the Company issued 24,000 shares of its Common Stock for services rendered. The Company has recorded a charge to operations in the amount of $332,625 due to the issuance of these shares.

STOCK SUBSCRIPTION

     On December 24, 1997, the Company entered into a stock subscription agreement for the sale of 64,000 shares of its Common Stock for an aggregate purchase price of $400,000. Pursuant to the agreement, 48,000 shares were paid for and issued on that date and the remaining 16,000 shares were paid for and issued on February 20, 1998. In connection therewith, the Company also issued four (4) year warrants to purchase up to an additional 33,000 shares of Common Stock, at an exercise price of $7.80 per share; provided, that, in lieu of cash payments for exercising the shares, the warrant holder is entitled to accept a smaller number of shares of Common Stock based on the spread between the per share exercise price and the then public market price of a share of the Company's Common Stock. Under the agreement, the Company is required to register these shares no later than April 30, 1998.

     An option was also granted, to purchase, on or before June 30, 1998, an additional 10,000 shares of Common Stock at an aggregate purchase price of $62,500. In connection therewith, the Company will also issue four (4) year warrants to purchase up to an additional 5,000 shares of Common Stock, under the same terms as the previous warrants.

ESCROW SHARES

     An aggregate of 1,000,000 shares of the Company's Common Stock, owned beneficially by its President, have been designated as escrow shares. The escrow shares are not assignable nor transferable until certain earnings or market price criteria have been met. If the conditions have not been met, such shares will be cancelled and contributed to the Company's capital.

     The escrow shares will be released from escrow on a pro-rata basis, if and only if, one or more of the following conditions are met:

          1. 250,000 shares will be released if the Company's pre-tax income, exclusive of extraordinary items amounts to at least $1,800,000 for the year ended December 31, 1997 or the average bid price of the Common Stock averages in excess of $15 per share for 30 consecutive days during the 12 month period commencing on the date of a proposed public offering.

          2. 300,000 shares will be released if the Company's pre-tax income, exclusive of extraordinary items amounts to at least $4,000,000 for the year ended December 31, 1998 or the average bid price of the Common Stock averages in excess of $20 per share for 30 consecutive days during the 12 month period commencing 12 months from the date of a proposed public offering.

          3. 450,000 shares will be released if the Company's pre-tax income, exclusive of extraordinary items amounts to at least $6,000,000 for the year ended December 31, 1999 or the average bid price

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     of the Common Stock averages in excess of $25 per share for 30 consecutive days during the 12 month period commencing 24 months from the date of a proposed public offering.

     The shares will also be released under certain circumstances of the Company is acquired or merged.

     As shares are released from escrow, they will be accounted for as reissued for services rendered and the fair value of such shares will be charged to operations as compensation expense with an offset to permanent capital. These charges will not be deductible for income tax purposes.

     In February 1998, pursuant to the terms of the escrow agreement 250,000 shares were forfeited and returned to the Company.

NOTE 13 -- COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

     On March 31, 1997, the Company and TTR Israel were served with claims by an individual demanding, among other things, royalties at the rate of 5% of the proceeds from the sales of products in which the plaintiff claims to have provided consulting services towards its development.

     On May 6, 1997, the Company entered into a settlement agreement whereby the Company issued the plaintiff 15,000 shares of its Common Stock, subject to the following: (a) If the Company registers any additional shares for sale it will include these shares in its registration statement; (b) Following the registration of these shares and continuing for a 180 day period, if the share price averages in excess of $15.50 per share over two consecutive days the Company's obligation to the consultant terminates. If the share price is not met, then during the three days commencing after 180 days the Company will remit to the consultant the difference between $15.50 per share and the actual consideration received. The Company has established a temporary equity account to record its maximum liability from the guarantee. Payment of any shortfall will be charged to this account. Any balance remaining at the end of the holding period will be credited to permanent capital. The Company recorded an expense of $232,500 due to the issuance of these shares.

     In January 1998, the Plaintiff sold the shares at an aggregate price of $77,156. Under the terms of the settlement agreement, the Company was required to remit to him approximately $155,344. On January 19, 1998, the Company remitted to the plaintiff $57,344 and agreed to remit the balance of $100,000 by June 15, 1998, together with an additional $5,000 in consideration of deferring the payment. The deferred amount has been secured by a guarantee issued by an Israeli Bank.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, which requires that all entities disclose the fair value of financial instruments, as defined, for both assets and liabilities recognized and not recognized in the statement of financial condition. Substantially all of the Company's financial instruments, consisting primarily of short-term borrowings and promissory notes payable, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

CONSULTING AND EMPLOYMENT AGREEMENTS

     a) In August 1994, TTR Israel entered into an employment agreement with one of its officers. The agreement has a three-year term which provides for annual compensation of $60,000, subject to adjustment. The agreement may terminate with 60 days prior notice. In the event the termination is without cause then the officer will be entitled to continue to receive his salary for an additional twelve

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

month period. At the end of the initial three-year term, the agreement automatically renews for one-year periods.

     b) In October 1995, the Company entered into a three-year marketing consulting agreement, pursuant to which the consultant receives a monthly fee of $4,800 per month. On April 15, 1997, the Board of Directors approved the grant of 15,000 shares of its Common Stock to the consultant for consulting services rendered. The Company recorded a charge to operations of $223,125 upon the issuance of these shares.

     c) In December 1995, TTR Israel entered into an employment agreement with its director of product research and development. The agreement has a one-year term, renewable for additional one-year terms. In consideration of eliminating the provision for royalty payments, the agreement was amended to increase the annual base compensation to $96,000 plus fringe benefits. The Company has also agreed to pay a one time bonus of $50,000, subject to completion of the IPO.

     d) In September 1996, TTR Israel entered into a three-year employment agreement with its Chief Executive Officer. The agreement provides for annual compensation of approximately $100,000, subject to adjustment and is renewable for additional one-year periods at the end of the initial term. Within the initial term the employee may terminate the agreement with 60 days prior notice and with 90 days notice thereafter.

     The Company has also agreed to grant, on the date on which the Company's IPO is declared effective, warrants to purchase up to 217,473 shares of Common Stock, at an exercise price of $.01 per share. The company recorded deferred compensation expense of $1,522,300 and is amortizing this amount over the vesting period. The warrants will vest over a four-year period.

     e) In December 1996, TTR Israel entered into a two-year consulting agreement. The agreement provides for monthly fees of $6,100 and is renewable for one additional year. The agreement may be terminated by either party with 30 days' prior notice. Subsequently, the consultant was also granted options to purchase 15,000 shares of the Company's Common Stock at $7.00. The options will vest over a four-year period commencing with the date of grant.

     f) In February 1997, TTR Israel entered into an agreement with the University of Arizona ('the University'), to become a sponsor of the Optical Data Storage Center ('ODSC') at the University. Funding for the ODSC is provided by industrial organizations, including TTR Israel. TTR Israel has undertaken to contribute $50,000 to the ODSC each year for a period of three years, payable quarterly. In consideration of this sponsorship, TTR Israel will receive voting power in the decision-making body of the ODSC, proportional to its contribution. In August 1997, TTR Israel decided to terminate the agreement.

     g) On March 11, 1997, the Company entered into a one-year employment agreement with an officer of the Company. The agreement provides for monthly compensation of $5,000 and is automatically renewable for additional one-year terms. The agreement may be terminated by either party with 30 or 60 days' prior notice during the first and second anniversary, respectively, and with 90 day's notice thereafter. The Company has also agreed, subject to underwriters approval, to issue to the employee 50,000 shares of its Common Stock. Pursuant to an escrow agreement, 25,000 shares will be released from escrow on July 31, 1997 and 25,000 on January 31, 1998. The grant of these shares will result in a charge to deferred compensation in the amount of $500,000 which is being amortized over one year. The officer was also granted 40,000 qualified and 60,000 nonqualified options to purchase shares of the Company's Common Stock, at an exercise price of $10.00 and $5.00 per share, respectively. The options will vest over a four-year period commencing with the date of grant. The issuance of the nonqualified options resulted in a charge to deferred compensation in the amount of $300,000. This amount is being amortized over the vesting period.

     h) On March 1, 1997, the Company entered into a one year consulting agreement which provided for a lump-sum payment of $100,000 to be paid upon signing.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OPERATING LEASES

     The Company and TTR Israel have each entered into a lease agreements for office space. Future minimum rentals on this lease as of December 31, 1997 are as follows:

DECEMBER 31,
--------------------------------------------------------------

1998..........................................................   $ 68,549
1999..........................................................     68,549
2000..........................................................     68,549
2001..........................................................     40,785
2002..........................................................     10,263
                                                                 --------
                                                                 $256,695
                                                                 --------
                                                                 --------

NOTE 16 -- LICENSING AGREEMENTS

     In October 1997, the Company entered into a five-year Development and OEM Licensing Agreement with Doug Carson & Associates (DCA), a supplier of mastering interface systems (MIS) that produce CD-Roms and DVD optical media. The Company granted DCA an exclusive, nontransferable, royalty free, world-wide license to produce and market DiscGuard'tm' enhanced MIS for CD's and DVD's through December 31, 1998. In the event that DCA sells or upgrades at least 100 units of its enhanced MIS systems, then the exclusivity provision will be extended through December 31, 1999. After December 31, 1999, the Company and DCA will negotiate mutually acceptable minimum sales and upgrade levels to retain the exclusivity provision.

     In November 1997, the Company entered into a five-year Development and OEM License Agreement with Nimbus CD International Inc. (Nimbus), an optical media manufacturer, whereby Nimbus was granted an exclusive license to produce DiscGuard'tm' enhanced media. The exclusivity provision of the agreement is due to terminate in September 1998. Under the licensing agreement, the Company will be entitled to a percentage of the proceeds of the premium charged by Nimbus for DiscGuard'tm' enhanced media.

NOTE 17 -- SUBSEQUENT EVENTS

PROPOSED PUBLIC OFFERING

     On April 1, 1998, the Company entered into a letter of intent with an underwriter for a firm commitment public offering of 2,500,000 shares of the Company's Common Stock. The offering price will be at or about the market price of the Common Stock of the Company immediately prior to the effective date of a Registration Statement. In connection therewith, the Company also entered into a consulting agreement with the underwriter. The agreement provides for an advance payment of $50,000, four-year warrants to purchase up to 25,000 shares of the Company Stock at an exercise price of $5 5/8, and a fee of 5% of the exercise price of certain outstanding warrants that are converted to Common Stock.

CONSULTING AGREEMENT

     On April 1, 1998, the Company retained the services of a consultant under a one-year consulting agreement. The agreement provides for a $10,000 non-refundable retainer and upon the consummation of the Company's proposed public offering, the Company has agreed to pay $250,000 to the consultant and issue 50,000 unregistered shares of its Common Stock. In the event the Company does not consummate the offering with its current Underwriter the agreement becomes null and void.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PRIVATE PLACEMENT

     On April 6, 1998, the Company commenced a private offering of up to 20 Units, each unit consisting of $50,000 principal amount of 10% Promissory Notes and Warrants to purchase 10,000 shares of Common Stock. The notes bear interest at the rate of 10% per annum and become due and payable together with accrued interest at the earlier of one year or 30 days following the consummation by the Company of any public or private equity or debt financing exceeding $1,000,000. The warrants are exercisable for a four-year period at an exercise price equal to the lower of the offering price of Common Stock to be sold in a subsequent firm commitment underwriting of at least $1,000,000, or $8.00. The closing of the private placement is subject to the sale of a minimum of 10 units.

                              STATEMENT OF DIFFERENCES
                              ------------------------

The trademark symbol shall be expressed as......................... 'tm'