Form 10KSB40/A
period 1997-12-31
TTR INC
filed 1998-04-30
CIK 933955

               FORM 10-KSB/A FOR TTR INC. FILED ON APRIL 30, 1998
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-KSB/A

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB

           ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                            ------------------------

                                    TTR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

     This Amendment No.1 on Form 10-KSB/A amends and restates the cover page,
Item 9, Item 10, Item 11 and Item 12 of the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission in respect of the Year ended December 31, 1997 by TTR Inc. for the purpose of deleting all references therein to incorporation by reference to the registrant's definitive proxy material to be filed in connection with registrant's 1998 annual meeting of its shareholders and to furnish the information required by the afore-referenced items, as set forth on the pages attached hereto.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 1998                                      TTR INC.

                                                                  /s/ MARC D. TOKAYER
                                                          .......................................
                                                                       Registrant

                                                          By: Marc D. Tokayer
                                                          Chairman of the Board, President, Chief
                                                          Executive Officer and Treasurer

________________________________________________________________________________

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

           ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                            ------------------------

                                    TTR INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

               DELAWARE                                0-22055                               11-3223672
     (STATE OR OTHER JURISDICTION                  COMMISSION FILE                          IRS EMPLOYER
          OF INCORPORATION)                            NUMBER)                           IDENTIFICATION NO.)

                       1841 BROADWAY, NEW YORK, NY, 10023
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

       TITLE OF EACH CLASS:     NAME OF EACH EXCHANGE ON WHICH REGISTERED
              None                                None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                                      None

                         Common Stock, par value $0.001
                                (Title of Class)

     Check whether the issuer (1) has field all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes
[ ] No

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

     As of March 30, 1998, the Registrant had outstanding 4,052,548 shares of $0.001 par value Common Stock.

________________________________________________________________________________

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors, officers and key employees of the Company are as follows:

            NAME                AGE                                     POSITION
-----------------------------   ----  ----------------------------------------------------------------------------
Mark D. Tokayer..............    41   Chairman of the Board, Chief Executive Officer, President and Treasurer; and
                                        President and Director of TTR Israel
Arik Shavit..................    48   Director and Vice President; Chief Executive Officer and Director of TTR
                                        Israel
Baruch Sollish...............    51   Director, Vice President -- Product Research and Development and Secretary;
                                        Director of Product Research and Development and Director of TTR Israel
Robert Friedman..............    35   Chief Financial Officer

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

     Arik Shavit, has been a Director and Vice President of the Company and Chief Executive Officer of TTR Israel since September, 1996. Prior thereto, Mr. Shavit was a Manager of Business Development at IBM (Israel) Ltd., where he had this position since August 1994. From August 1990 through July 1994, Mr. Shavit founded and managed Silvaco (Israel) Ltd., an Israeli subsidiary of SILVACO International, Inc., a California based software company which develops state-of-the-art computer assisted engineering (CAE) Software Applications and provided marketing and support services. Mr. Shavit also served as Corporate Vice-President and Director of the US company.

     Baruch Sollish, Ph.D, has been a Director of the Company and Manager of Product Research and Development for TTR Israel since December, 1994. He was elected the Vice President-Product Research and Development and Secretary of the Company in September 1996. Dr. Sollish created the core technology that makes up the DiscGuard protection process. Prior to joining the Company, from June, 1987 through December, 1994, Dr. Sollish founded and managed Peletronics Ltd., an Israel software company, engaged primarily in the field of smart cards and software design for personnel administration, municipal tax authorities and billing procedures at bank clearance centers. Dr. Sollish holds six United States patents in the fields of electro optics, ultrasound and electronics and has published and lectured extensively.

     Robert Friedman has been chief financial officer since he joined the Company in March, 1997. Previous to joining the Company, from 1993 to 1996 he was a Vice President of Oppenheimer & Co., Inc., where he managed the Israel Desk and was responsible for sales of equity and fixed income products primarily to leading Israeli financial institutions. From 1989 to 1993, he was Vice President of The Castle Group Ltd., in New York, a venture capital firm, where he performed financial and strategic marketing analysis for seed capital investments and equity private placements for hi-tech companies. From 1989 to 1990 he also served as CEO of The Metropolitan Media Group, a Los Angeles-based investment firm. He has a Master's Degree from Yale University's School of Management and a B.A. in Economics, with Honors, from Yeshiva University.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes the total compensation of the Chief Executive Officer of the Company for 1997 and for the previous two years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 1997.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                                    -------------------------------------    ---------------------------------------------------
                                                                                      AWARDS                     PAYOUTS
                                                                             ------------------------    -----------------------
                                                                             RESTRICTED    SECURITIES     LTIP       ALL OTHER
                                                                               STOCK       UNDERLYING    PAYOUTS    COMPENSATION
NANE AND PRINCIPAL POSITION         YEAR     SALARY     BONUS      OTHER       AWARDS      OPTION(#)       ($)          ($)
---------------------------------   ----    --------    ------    -------    ----------    ----------    -------    ------------
                                    1997    $ 81,500      0       $26,389(1)     0             0
                                    1996    $ 60,000      0         (2)          0             0
                                    1995    $ 60,000      0         (2)          0             0
Marc D. Tokayer .................
  Chairman, President & CEO
                                    1997    $100,008      0       $31,177(1)     0           217,473(4)
                                    1996      N/A        N/A        N/A          0            N/A
                                    1995      N/A        N/A        N/A          0            N/A
Arik Shavit .....................
  Vice-President
                                    1997    $ 94,931    50,000(3) $24,948(1)     0             0
                                    1996    $ 65,000      0        $(2)          0             0
                                    1995    $ 60,000      0        $(2)          0             0
Baruch Sollish ..................
  Vice-President -- Research &
  Development
                                    1997    $ 60,000      0          0        $500,000(6)    100,000(7)
                                    1996      N/A
                                    1995      N/A
Robert Friedman .................
  Chief Financial Officer(5)

------------

(1) Consists of contributions to insurance premiums, car allowance and car expenses.

(2) Does not include the cost to the Company of the use of automobiles leased by the Company, the cost to the Company of benefits, including premiums for life and health insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business, all of which in the aggregate does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus.

(3) In consideration of Dr. Sollish's waiver of incentive bonus payments based due to him under his employment agreement based on Company revenues of certain products, Dr. Sollish received in, 1997, a one-time bonus payment of $50,000.

(4) Pursuant to the employment agreement, Mr. Shavit has been issued on February 10, 1997 warrants to purchase an aggregate of 217,473 shares of Common Stock. The warrants are exercisable at $.01 per share until September 2002, subject to a four-year vesting schedule, whereby the first 72,491 warrants have vested as of September, 1997 and 48,328 are not exercisable until September 1998, 48,327 in September 1999 and 48,327 in September 2000.

(5) Mr. Friedman commenced employment with the Company in March, 1997.

(6) In connection with his employment, Mr. Friedman was granted 50,000 shares of the Company's Common Stock. Pursuant to an escrow arrangement, 25,000 shares were released to him in July 1997 and the remaining 25,000 were released in January 1998.

(7) In connection with his employment Mr. Friedman received under the Company's 1996 Incentive and Non-Qualified Stock Option Plan (i) incentive stock options to purchase 40,000 shares of Common

                                              (footnotes continued on next page)

(footnotes continued from previous page)

    Stock at an exercise price per share of $10 and (ii) non-qualified stock options to purchase 60,000 shares of Common Stock at an exercise price per share of $5. All options vest over a four year period, commencing on the date of Mr. Friedman's employment, in equal annual installments.

OPTIONS GRANTED DURING YEAR ENDED DECEMBER 31, 1997

                                            NUMBER OF
                                            SECURITIES    PERCENT OF TOTAL                      MARKET
                                            UNDERLYING    OPTIONS GRANTED     EXERCISE OR        PRICE
                                             OPTIONS      TO EMPLOYEES IN     BASE PRICE       ON GRANT       EXPIRATION
NAME                                        GRANTED(#)          1997            ($/SH)           DATE            DATE
-----------------------------------------   ----------    ----------------    -----------    -------------    ----------
Mark Tokayer.............................           0
Arik Shavit..............................     217,473            55.3%          $   .01         $  7.00        8/8/2006
Baruch Sollish...........................           0
Robert Friedman..........................     100,000           25.44%          $ 10.00         $ 10.00       3/11/2007
                                                                                $  5.00         $ 10.00       3/11/2007

AGGREGATED OPTION AND WARRANT EXERCISES IN THE YEAR ENDED DECEMBER 31, 1997 AND OPTION VALUES AS OF DECEMBER 31, 1997

                                       NUMBER OF                                                  VALUE OF UNEXCERCISED
                                        SHARES                     NUMBER OF UNEXERICSED          IN-THE-MONEY OPTIONS
                                       ACQUIRED                   OPTIONS AT DEC. 31, 1997         AT DEC. 31, 1997(1)
                                          ON         VALUE      ----------------------------    -------------------------
                NAME                   EXERCISE     REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
------------------------------------   ---------    --------    -----------    -------------    -------------------------
Arik Shavit.........................       0            0          72,491         144,982           $420,629/$841,258
Robert Friedman.....................       0            0          25,000          75,000           $  12,188/$36,563

------------

(1) Based upon the closing price ($5.8125) on December 31, 1997, as reported on the OTC Electronic Bulletin Board.

                               STOCK OPTION PLAN

     It is currently the Company's policy that all full time key employees be considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution to the Company and level of performance shown during the year. Stock options are intended to improve loyalty to the Company and help make each employee aware of the importance of the business success of the Company.

     As of December 31, 1997, the Company has 161,100 options to purchase shares of the Company's Common Stock outstanding under the 1996 Plan (as defined below). During 1997, the Company also granted to its Vice President, Mr. Arik Shavit, warrants to purchase up to 217,473 shares of its Common Stock, which warrants vest over a four year period. See 'Summary Compensation Table' and 'Employment/Consulting Contracts.' A summary of the established stock option plan is as follows:

     The Company's Incentive & Non-Qualified Stock Option Plan, adopted in 1996, (the '1996 Plan') provides for the grant to qualified employees (including officers and directors) of the Company of options to purchase shares of Common Stock. A total of 450,000 shares of Common Stock have been reserved for issuance upon exercise of stock options granted under the 1996 Plan. The 1996 Plan is administered by the Board of Directors or a committee of the Board of Directors whose members are not entitled to receive options under the Plan (excluding options granted exclusively for directors fees). The Board or the Board committee has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Plan. Options granted under the Plan may or may not be 'incentive stock options' as defined in Section 422 of the Internal Revenue Code ('Incentive Options') depending upon the terms established by the Board at the time of grant, but the exercise price of options granted may not be less than 100% of the fair market value of the

Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than 10 years after the grant (five years if the grant is an Incentive Option to any employee who owns more than 10% of the outstanding Common Stock). Options granted under the Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the 1996 Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

     As of the date of this Prospectus, the Company has granted options for an aggregate of 161,100 shares of Common Stock.

EMPLOYMENT/CONSULTING CONTRACTS/DIRECTORS' COMPENSATION

     Marc D. Tokayer. TTR Israel has entered into an employment agreement with Marc Tokayer, pursuant to which Mr. Tokayer is employed as the President and General Manager for a term of three years commencing in August 1994, which term is automatically renewable unless the one of the parties' decides otherwise. Pursuant to the employment agreement, Mr. Tokayer will devote his full business time in consideration of a current monthly salary of approximately $6,791, subject to adjustment. If Mr. Tokayer is terminated without cause, as defined in the agreement, then he shall be entitled to continue to receive his salary and benefits for an additional 12 months subject to certain limitations.

     Baruch Sollish, Ph.D. TTR Israel has entered into an employment agreement with Baruch Sollish, pursuant to which Dr. Sollish is employed as the Director of Product Research & Development for a term of one year commencing in December 1995 and renewable for additional one year periods. Pursuant to the employment agreement, Dr. Sollish will devote his full business time in consideration of a current monthly salary of approximately $7,911. In consideration of Dr. Sollish's waiver of incentive bonus payments based due to him under the Abased on Company revenues of certain products, Dr. Sollish received in 1997, a one-time bonus payment of $50,000.

     Arik Shavit. TTR Israel has entered into an employment agreement with Arik Shavit, pursuant to which Mr. Shavit is employed as the Chief Executive Officer for a term of three years commencing in September 1996. Pursuant to the employment agreement, Mr. Shavit will devote his full business time in consideration of a monthly salary of $8,334, subject to adjustment. Pursuant to the employment agreement, Mr. Shavit has been issued on February 10, 1997 warrants to purchase an aggregate of 217,473 shares of Common Stock. The warrants are exercisable at $.01 per share until September 2002, subject to a four-year vesting schedule, whereby the first 72,491 warrants have vested as of September, 1997 and 48,328 are not exercisable until September 1998, 48,327 in September 1999 and 48,327 in September 2000.

     Robert Friedman. TTR Inc. has entered into an employment agreement with Robert Friedman pursuant to which Mr. Friedman is employed as the Chief Financial Officer for a one year term, commencing in March, 1997. Pursuant to his employment agreement, Mr. Friedman is to devote his full business time in consideration of a monthly salary of $5,000, subject to adjustment. Pursuant to his employment arrangement, Mr. Friedman has been issued 50,000 shares of Common Stock. Additionally, in connection with his employment Mr. Friedman received under the 1996 Plan (i) incentive stock options to purchase 40,000 shares of Common Stock at an exercise price per share of $10 and (ii) non-qualified stock options to purchase 60,000 shares of Common Stock at an exercise price per share of $5, which options vest over a four year period, commencing on the date of Mr. Friedman's employment, in equal annual installments. During the initial term of employment, each of the Company and Mr. Friedman is entitled to terminate the employment relationship upon 60 days advance written notice.

     Director's Compensation. In 1997, Directors did not provide any compensation for service on the Board or for attending Board Meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of April 15, 1998, concerning the ownership of the Common Stock by (a) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock (b) each of the Company's directors (c) all current directors, officers and significant employees of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.

NAME AND ADDRESS OF                                                     SHARES OF COMMON STOCK        PERCENT OF
BENEFICIAL OWNER                                                          BENEFICIALLY OWNED           CLASS(1)
---------------------------------------------------------------------   ----------------------    ------------------
Marc D. Tokayer(2) ..................................................            693,547                 18.7%
  c/o TTR Ltd
  2 Hanagar Street
  Kfar Saba, Israel
Baruch Sollish ......................................................            100,000                    3%
  c/o TTR Ltd
  Hanagar Street
  Kfar Saba, Israel
Arik Shavit(3) ......................................................                  0                    0
  c/o TTR Ltd.
  2 Hanagar Street
  Kfar Saba, Israel
Robert Friedman(4) ..................................................             50,000                  1.5%
  c/o TTR Inc.
  1841 Broadway
  New York, New York 10023
All directors and officers as a group (4 persons)....................            903,547                 23.2%

------------

(1) Based on 3,302,548 shares of Common Stock outstanding (excluding 750,000 Escrow Shares referred to in Footnote 2 below).

(2) Includes 384,274 shares held by the Tokayer Family Trust (the 'Trust'). The wife of Mr. Tokayer is the trustee for the Trust and the income beneficiaries of the trust are Mr. Tokayer's children. Mr. Tokayer does not have or share any voting power or investment power with respect to the securities held by the Trust and, accordingly, disclaims beneficial ownership of all such securities. The Trust may be deemed to hold 11.6% of the outstanding shares of Common Stock.

    The amount of beneficial interest for Mr. Tokayer excludes 201,949 Escrow Shares in the name of Mr. Tokayer and 548,051 Escrow Shares in the name of the Trust. These shares have been deposited in escrow pending the achievement by the Company of certain revenue levels or the trading of the Company's stock at a certain price range for a specified period. Including the Escrow Shares would increase Mr. Tokayer's percentage of outstanding shares owned to 33.7%

(3) Excludes 217,473 shares issuable upon exercise of a like number of warrants exercisable as follows: 72,491 warrants have become exercisable as of September 1997, 48,238 in September 1998 and 48,237 in each of September 1999 and September 2000. See 'Certain Transactions'.

    Mr. Tokayer, the Trust and Dr. Sollish, who hold in the aggregate approximately 21.7% of the shares of Common Stock, have entered into a voting arrangement whereby they have agreed to vote their respective shares to elect directors and in support of positions favored by a majority of the shares held among them.

(4) Excludes 100,000 shares issuable upon exercise of a like number of stock options issued to Mr. Friedman under the Company's Stock Option Plan


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None