Form 10QSB
period 1998-03-31
TTR INC
filed 1998-05-20
CIK 933955

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

                                   CHECK ONE
             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22055

                            ------------------------

                                    TTR INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE
            (STATE OR OTHER JURISDICTION OF                                      11-3223672
             INCORPORATION OR ORGANIZATION)                                I.R.S. EMPLOYER NUMBER

                            ------------------------

                    1841 BROADWAY, NEW YORK, NEW YORK 10023
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  212-333-3355
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of May 15, 1998 was 4,052,548.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [x]

________________________________________________________________________________

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                                          PART I -- FINANCIAL INFORMATION

INDEX
 Item 1.  Financial Statements*
          Consolidated Balance Sheets                                                                              1
            December 31, 1997 and March 31, 1998........................................................
          Consolidated Statements of Operations                                                                    2
            For the Three Months ended March 31, 1997 and 1998..........................................
          Consolidated Statements of Comprehensive Loss                                                            3
            For the Three Months ended March 31, 1997 and 1998..........................................
          Consolidated Statements of Cash Flows                                                                    4
            For the Three Months ended March 31, 1997 and 1998..........................................
          Notes to Consolidated Financial Statements....................................................         5-6
 Item 2.  Plan of Operation.............................................................................   II-1-II-3

                                            PART II -- OTHER INFORMATION
 Item 1.  Legal Proceedings.............................................................................        II-4
 Item 2.  Changes in Securities and Use of Proceeds.....................................................        II-4
 Item 3.  Defaults upon senior securities...............................................................        II-5
 Item 4.  Submission of Matters to a Vote of Security Holders...........................................        II-5
 Item 5.  Other Information.............................................................................        II-5
 Item 6.  Exhibits and Reports on Form 8-K..............................................................        II-5

Signatures..............................................................................................        II-6

Exhibit 27 -- Financial Data Schedule...................................................................

------------

* The Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS



                                                                                       DECEMBER 31,     MARCH 31,
                                                                                           1997           1998
                                                                                       ------------    -----------
                                                                                                        (UNAUDITED)
                                       ASSETS
Current assets
     Cash and cash equivalents......................................................   $   450,040     $    94,820
     Stock subscription receivable..................................................       100,000         --
     Other current assets...........................................................       131,538         142,092
                                                                                       ------------    -----------
          Total current assets......................................................       681,578         236,912
Property and equipment -- net.......................................................       416,045         378,805
Due from officer....................................................................        16,000          16,000
Other assets........................................................................        75,004          59,620
                                                                                       ------------    -----------
          Total assets..............................................................   $ 1,188,627     $   691,337
                                                                                       ------------    -----------
                                                                                       ------------    -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
     Current portion of long-term debt..............................................   $     5,564     $     2,387
     Accounts payable...............................................................       118,558         349,616
     Accrued expenses...............................................................       139,972         159,675
                                                                                       ------------    -----------
          Total current liabilities.................................................       264,094         511,678
Long-term debt, less current portion................................................        14,804          11,597
Other liabilities...................................................................       --               46,317
                                                                                       ------------    -----------
          Total liabilities.........................................................       278,898         569,592
Common stock issued with guaranteed selling price -- $.001 par value 15,000 shares
  issued and outstanding............................................................       232,500         --
                                                                                       ------------    -----------

                           COMMITMENTS AND CONTINGENCIES
Stockholders' equity
     Common stock, $.001 par value; 20,000,000 shares authorized, 4,271,548 and
      4,052,548 issued and outstanding, respectively, including 1,000,000 and
      750,000 shares, respectively, placed in escrow................................         4,272           4,053
     Common stock subscribed, $.001 par value; 16,000 shares at December 31, 1997...       100,000         --
     Additional paid-in capital.....................................................     8,117,275       8,294,650
     Accumulated comprehensive income...............................................        38,029          34,977
     Deficit accumulated during the development stage...............................    (6,179,571)     (7,030,535)
     Less: deferred compensation....................................................    (1,402,776)     (1,181,400)
                                                                                       ------------    -----------
          Total stockholders' equity................................................       677,229         121,745
                                                                                       ------------    -----------
          Total liabilities and stockholders' equity................................   $ 1,188,627     $   691,337
                                                                                       ------------    -----------
                                                                                       ------------    -----------

                       See notes to financial statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         FROM
                                                                               THREE MONTHS            INCEPTION
                                                                                   ENDED               (JULY 14,
                                                                                 MARCH 31,             1994) TO
                                                                         -------------------------     MARCH 31,
                                                                            1997           1998          1998
                                                                         -----------    ----------    -----------
                                                                                       (UNAUDITED)

Revenue...............................................................   $   --         $   --        $   --
Expenses
     Research and development.........................................       270,979       188,692      1,776,400
     Sales and marketing..............................................       326,438       251,700      2,106,994
     General and administrative.......................................       347,687       404,392      2,526,213
                                                                         -----------    ----------    -----------
     Total expenses...................................................       945,104       844,784      6,409,607
                                                                         -----------    ----------    -----------
Operating loss........................................................      (945,104)     (844,784)    (6,409,607)
Other (income) expense
     Legal settlement.................................................       232,500        --            232,500
     Loss on investment...............................................       --             --             17,000
     Other income.....................................................       --             --            (50,000)
     Interest income..................................................       (10,182)         (144)       (55,037)
     Interest expense.................................................        97,063         6,324        476,465
                                                                         -----------    ----------    -----------
Total other (income) expenses.........................................       319,381         6,180        620,928
                                                                         -----------    ----------    -----------
Net loss..............................................................   $(1,264,485)   $ (850,964)   $(7,030,535)
                                                                         -----------    ----------    -----------
                                                                         -----------    ----------    -----------
Per share data:
     Basic and diluted................................................     $(0.51)       $(0.26)
                                                                         -----------    ----------
                                                                         -----------    ----------

Number of common shares used in basic and diluted loss per share......     2,496,476     3,293,481
                                                                         -----------    ----------
                                                                         -----------    ----------

                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                               THREE MONTHS
                                                                                                  ENDED
                                                                                                MARCH 31,
                                                                                         ------------------------
                                                                                            1997          1998
                                                                                         -----------    ---------
                                                                                               (UNAUDITED)

Net loss..............................................................................   $(1,264,485)   $(850,964)
Other comprehensive income............................................................         3,427        3,052
     Income tax effect................................................................       --            --
                                                                                         -----------    ---------
     Comprehensive loss...............................................................   $(1,261,058)   $(847,912)
                                                                                         -----------    ---------
                                                                                         -----------    ---------

                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          FROM
                                                                                                        INCEPTION
                                                                          THREE MONTHS ENDED MARCH      (JULY 14,
                                                                                    31,                 1994) TO
                                                                         --------------------------     MARCH 31,
                                                                            1997           1998           1998
                                                                         -----------    -----------    -----------
                                                                                        (UNAUDITED)
Cash flows from operating activities
     Net loss.........................................................   $(1,264,485)    $(850,964)    $(7,030,535)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization...............................       100,970        37,795         478,126
          Translation adjustment......................................       (58,894)       --              (1,528)
          Amortization of deferred compensation.......................       249,712       221,376       1,193,943
          Stock and warrants issued for services and legal
            settlement................................................        50,000        --             583,798
          Payment of common stock issued with guaranteed selling
            price.....................................................                     (55,344)        (55,344)
          Increase (decrease) in cash attributable to changes in
            assets and liabilities
               Accounts receivable....................................            72        --                 163
               Other current assets...................................         2,090       (12,762)       (138,680)
               Other assets...........................................      (114,000)       15,000         (57,700)
               Accounts payable.......................................      (101,881)      162,684         268,452
               Accrued expenses.......................................       276,165        37,643         205,990
               Interest payable.......................................      (234,508)                      --
                                                                         -----------    -----------    -----------
          Net cash used by operating activities.......................    (1,094,759)     (444,572)     (4,553,315)
                                                                         -----------    -----------    -----------
Cash flows from investing activities
     Purchases of property and equipment..............................       (73,550)       (6,767)       (618,167)
     Increase in organization costs...................................       --             --              (7,680)
                                                                         -----------    -----------    -----------
          Net cash used by investing activities.......................       (73,550)       (6,767)       (625,847)
                                                                         -----------    -----------    -----------
Cash flows from financing activities
     Proceeds from issuance of common stock...........................     5,220,837       100,000       6,010,570
     Loans to officer.................................................       --             --             (16,000)
     Deferred stock offering costs....................................      (209,565)       --            (475,664)
     Deferred financing costs.........................................       (19,000)       --            (262,411)
     Proceeds from short-term borrowings..............................       200,000        --           1,049,602
     Proceeds from long-term debt.....................................       --             --           1,114,137
     Repayment of short-term borrowings...............................    (1,049,602)       --          (1,049,602)
     Repayments of long-term debt.....................................    (1,046,434)       (3,506)     (1,092,977)
                                                                         -----------    -----------    -----------
          Net cash provided by financing activities...................     3,096,236        96,494       5,277,655
                                                                         -----------    -----------    -----------
Effect of exchange rates on cash......................................        (1,440)         (375)         (3,673)
                                                                         -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents......................     1,926,487      (355,220)         94,820
Cash and cash equivalents at beginning of period......................        63,656       450,040         --
                                                                         -----------    -----------    -----------
Cash and cash equivalents at end of period............................   $ 1,990,143     $  94,820     $    94,820
                                                                         -----------    -----------    -----------
                                                                         -----------    -----------    -----------
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest....................................................   $   316,116     $   4,519     $   384,021
                                                                         -----------    -----------    -----------
                                                                         -----------    -----------    -----------
     Transfer of common stock issued with guranteed selling price to
       permanent capital..............................................                   $  77,156
                                                                                        -----------
                                                                                        -----------

                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of TTR Inc. and its Subsidiary ('the Company') have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

NOTE 2 -- COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 'Reporting Comprehensive Income'. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The foreign currency translation adjustment is the Company's only component of comprehensive income.

NOTE 3 -- NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), 'Earnings per Share,' which supersedes APB Opinion No. 15 (APB No.
15), 'Earnings per Share,' and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. None of the stock options and warrants issued in 1997 and 1998 has been included in the net loss per share computation for the years presented, because their inclusion would be anti-dilutive. Shares held in escrow are not treated as outstanding during any period. Earnings per share data for 1997 has been restated to conform with the provisions of SFAS No. 128.

NOTE 4 -- ESCROW SHARES

     An aggregate of 1,000,000 shares of the Company's Common Stock, owned beneficially by its President, have been designated as escrow shares. In February 1998, pursuant to the terms of the escrow agreement, 250,000 shares were forfeited and returned to the Company.

NOTE 5 -- COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

     On March 31, 1997, the Company and TTR Israel were served with claims by an individual demanding, among other things, royalties at the rate of 5% of the proceeds from the sales of products in which the plaintiff claims to have provided consulting services towards its development. On May 6, 1997, the Company entered into a settlement agreement whereby the Company issued the plaintiff 15,000 shares of its Common Stock, subject to the following: (a) If the Company registers any additional shares for sale it will include these shares in its registration statement; (b) Following the registration of these shares and continuing for a 180 day period, if the share price averages in excess of $15.50 per share over two consecutive days the Company's obligation to the consultant terminates. If the share

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
price is not met, then during the three days commencing after 180 days the Company will remit to the consultant the difference between $15.50 per share and the actual consideration received. The Company has established a temporary equity account to record its maximum liability from the guarantee. Payment of any shortfall will be charged to this account. Any balance remaining at the end of the holding period will be credited to permanent capital. The Company recorded an expense of $232,500 due to the issuance of these shares.

     In January 1998, the individual sold the shares at an aggregate price of $77,156. Under the terms of the settlement agreement, the Company was required to remit to him an additional $155,344. On January 19, 1998, the Company remitted to the individual $57,344 and agreed to remit the balance of $100,000 by June 15, 1998, together with an additional $5,000 in consideration of deferring the payment. The deferred amount has been secured by a guarantee issued by an Israeli Bank.

NOTE 6 -- SUBSEQUENT EVENTS

PROPOSED PUBLIC OFFERING

     On April 1, 1998, the Company entered into a letter of intent with an underwriter for a firm commitment public offering of 2,500,000 shares of the Company's Common Stock. The offering price will be at or about the market price of the Common Stock of the Company immediately prior to the effective date of a Registration Statement. In connection therewith, the Company also entered into a consulting agreement with the underwriter. The agreement provides for an advance payment of $50,000, four-year warrants to purchase up to 25,000 shares of the Company Stock at an exercise price of $5-5/8, and a fee of 5% of the exercise price of certain outstanding warrants that are converted to Common Stock.

CONSULTING AGREEMENT

     On April 1, 1998, the Company retained the services of a consultant to perform consulting services related to the operation and development of the Company's business under a one-year consulting agreement. The agreement provides for a $10,000 non-refundable retainer and to pay $250,000 to the consultant and issue 50,000 unregistered shares of its Common Stock after the consummation of the Company's proposed public offering.


PRIVATE PLACEMENT

     On April 6, 1998, the Company commenced a private offering of up to 20 Units, each unit consisting of $50,000 principal amount of 10% Promissory Notes and Warrants to purchase 11,500 shares of Common Stock. The notes bear interest at the rate of 10% per annum and become due and payable together with accrued interest at the earlier of one year or 30 days following the consummation by the Company of any public or private equity or debt financing exceeding $1,000,000. The warrants are exercisable for a four-year period at an exercise price equal to 115% of the offering price of Common Stock to be sold in a subsequent firm commitment underwriting of at least $1,000,000. To date, the Company has received gross proceeds from this offering totaling $850,000.

ITEM 2. PLAN OF OPERATION

     The following discussion and exposition should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-QSB.

     TTR Inc. (the Company) is engaged in the design and development and marketing of proprietary software security products that are designed to prevent the unauthorized reproduction and use of computer software programs and electronic content. TTR's core software protection technologies are designed to be used by software publishers for purposes of protecting software applications or other electronic content from unauthorized reproduction. To date, the Company has not realized any operating revenues. DiscGuard'tm', the Company's proprietary technology designed to combat unauthorized reproduction of CD-ROM and DVD based software and other electronic content, first became commercially available in February 1998.

     DiscGuard is designed to provide a comprehensive anti-copying solution for optical media (e.g., CD-ROM, CD-R, DVD-ROM, DVD-R) based software and other electronic content. The technology underlying DiscGuard requires modification to the laser optics system of the optical media mastering machine through which optical media are replicated. Toward that end, the Company and Doug Carson and Associates Ltd. (DCA), a leading manufacturer of mastering interface or other signal processing systems used by CD-DVD/ROM replicators to mass-produce CD-ROMs ('Signal Processor'), have, effective October 31, 1997 entered into a Development and OEM Licensing Agreement (the 'License') providing for, inter-alia, the incorporation of the Company's DiscGuard technology into DCA's Signal Processor. Under the terms of the License, DCA has been accorded an exclusive, non-transferable royalty-free world-wide license to merge the DiscGuard Technology into DCA's mastering interface system or signal processing systems to create pre-recorded master discs to be used to mass-produce DiscGuard treated CD-ROM discs (hereinafter, the 'DCA Enhanced Signal Processor'), and to market and distribute, directly and indirectly, the DCA Enhanced Signal Processor. The License is exclusive through December 31, 1998, provided, that, if by such date DCA shall have sold or upgraded 100 units of its Signal Processor units into which DiscGuard can be integrated to become a DCA Enhanced Signal Processor, then the Exclusive License shall be extended through December 31, 1999. Otherwise, the exclusivity provision terminates. If the above minimum sales or upgrade criteria are met, then by September 31, 1999, DCA and TTR are to confer for purpose of establishing mutually acceptable minimum unit sales or upgrade requirements for purposes of renewing the exclusivity provisions.

     Following its development, the DCA Enhanced Signal Processor was installed into one of the mastering machines of Nimbus CD International Inc., a Delaware corporation, and leading CD ROM replicator ('Nimbus'), to produce DiscGuard treated CD ROMs pursuant to a Development and OEM Licensing Agreement, dated November 24, 1997 (the 'Nimbus Agreement') among the Company, DCA and Nimbus. Under the Nimbus Agreement, Nimbus was granted the right to use DiscGuard for the purpose of replicating DiscGuard enhanced optical media. Nimbus was granted a six month exclusive license to produce the protected media, which period began on March 16, 1998 and runs through September 16, 1998. Under the Nimbus Agreement, the Company is to receive a percentage of the proceeds of the premium charged by Nimbus on any DiscGuard protected media.

     Pending the Company's license of DiscGuard to other optical media replicators, DiscGuard protected media is available to software and other content publishers through Nimbus. DiscGuard replicators will be authorized by the Company to replicate DiscGuard enhanced CD-ROMs for licensed publishers who have obtained directly from the Company or an authorized distributor rights to use DiscGuard. DiscGuard enhanced replicators are required to report to the Company sales volumes of DiscGuard enhanced CD-ROMs. The Company will charge publishers on a per disc basis.

     Although no assurances can be given with respect to the successful marketing of DiscGuard product or the DCA Enhanced Signal Processor, management believes that the integration of the DiscGuard technology into DCA's Signal Processor and Nimbus' mastering machine will expose the Company's DiscGuard product to CD-ROM and DVD-ROM replicators and publishers worldwide, thereby establishing the infrastructure necessary for software and other electronic content publishers to integrate the Company's technology into their software products.

     The Company has completed development of SoftGuard'tm', its software protection solution for non-CD-ROM based software applications, for use on Windows 3.x and MS-DOS based systems, but does not intend on currently releasing SoftGuard to the public unless prevailing market conditions dictate otherwise. The Company has leveraged a substantial part of SoftGuard's encryption and protection technology into DiscGuard. DiscGuard can now protect software and content running from a CD-ROM or from a hard disk. The Company has not released SoftGuard since, in management's view, the software and other electronic content distribution market is increasingly characterized by the use of optical media such as CD-ROMs and in the foreseeable future, DVDs. Accordingly, management determined that it was in the Company's best interests to devote its research and development efforts on completing the design and development of DiscGuard and to bring to market as soon as practicable effective optical media anti-copying protection.

     The Company anticipates continuing marketing efforts in North America and Israel and, undertaking marketing efforts in Europe and the Far East to increase awareness of the Company's products. In this respect the Company will be exploring the possibility of establishing strategic alliances with appropriate software distributors. In addition to the DCA and Nimbus relationship, the Company is exploring with CD recording equipment manufacturers the option of incorporating the DiscGuard technology into their CD recorders. No assurance can however be provided that any agreements will result.

     The Company's product development is centralized out of the facilities of its Israeli based subsidiary, TTR Technologies Ltd. (TTR Israel), at 2 Hanagar Street, Kfar Saba 44425 Israel. The Company does not have any commitments or plans to undertake significant capital expenditures other than computer workstations as it hires new employees which is not expected to be more than $325,000.

     The Company currently has 22 employees and other service providers and depending on its level of business activity, expects to hire an additional 15 employees in the next 12 month period.

     To date, the Company has not generated any revenues from operations. In February 1997, the Company completed an initial public offering of its securities consisting of 860,000 shares of its common stock and realized proceeds of approximately $4,700,000 net of deferred stock offering costs. For the period from its inception to March 31, 1998, the Company has incurred total operating losses of $6,409,607. For the three months period ended March 31, 1998, the Company incurred operating losses of $844,784.

     The Company's operating expenses have increased relative to previous periods, reflecting the Company's growth and expansion since its initial public offering. The increase in operating expenses is also due to a great extent to certain non-cash charges associated with the compensation of senior Company personnel. In the first quarter of 1997, the Company recorded deferred compensation in the amount of $2,352,311 in connection with stock options and stock grants issued to its chief executive officer and to its chief financial officer. The amortization of this deferred compensation resulted in non-cash charges for the three months ended March 31, 1998 of $221,376. The Company believes that these compensation charges were necessary to retain the services of competent individuals.

     Cash used by operations for the three months ended March 31, 1998 was approximately $444,572. This amount included the payment of $55,344 in connection with the Common Stock issued with a guaranteed selling price pursuant to a settlement. (See notes to financial statement).

     The Company believes that ongoing investment in research and development and marketing activities will be critical to the ability of the Company to generate revenues and operate profitably. Since its inception, the Company has expended approximately $1,776,400 on its research and development activities. Management anticipates that the Company will continue to expend funds the development activities of DiscGuard and in the effort to market its products effectively.

     In April 1997, the Company was approved by the Office of the Chief Scientist of the Government of Israel (OCS) for an additional grant of $112,500, which amount was subsequently increased to $210,000. To date, the Company has received approximately $173,000. These funds will partially offset research and development costs.

     In April 1, 1998, the Company entered into a letter of intent with an underwriter respecting a firm commitment public offering of 2,500,000 shares of the Company's Common Stock (the 'Public

Offering'). The Company anticipates that the Common Stock offering price at the Public Offering will be at or about the market price of the Common Stock immediately prior to the effective date of the registration statement. Additionally, on April 6, 1998, the Company commenced a private offering of a maximum of 20 units of its securities, each unit consisting of a 10% promissory note in a principal amount of $50,000 and warrants to purchase 11,500 shares of Common Stock (the 'Private Placement'). The notes bear interest at a rate of 10% per annum and are repayable at the earlier to occur of (i) one year from closing or (ii) the 30th day following the closing by the Company of any public or private financing in an amount exceeding $1,000,000. The warrants are exercisable for a 4 year period at an exercise price equal to 115% of the Common Stock Public Offering price. The closing of the Private Placement is subject to the sale of a minimum of 10 units; to date, the Company has closed on 17 units ($850,000). No assurance can be given, however, that the Company will be successful in completing the Private Placement on consummating the Public Offering on terms favorable to the Company. The Company expects, but cannot give assurance, that existing cash balances and cash flows from activities will be sufficient to meet its financing needs for at least the next 6 months, including expected capital expenditures and working capital to fund operations.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     On March 31, 1997, the Company was served with notice of a law suit filed with the District Court in Tel Aviv-Jaffa, Israel, by Henry Israel, a former consultant to the Company, alleging that an oral agreement exists between the Company and Mr. Israel according to which he is entitled to 5% of the rights in DiscGuard and SoftGuard, including any further developments and enhancements therein, as well as any proceeds received therefrom. Management believes that the allegations are without merit. Notwithstanding, to avoid costly litigation, the Company entered into an agreement with Mr. Israel on May 6, 1997 (the Settlement Agreement) whereby Mr. Israel dismissed the law suit with prejudice in consideration of the Company's issuance to him of 15,000 shares of common stock. Pursuant to the Settlement Agreement, the Company has registered such shares and has guaranteed, under certain circumstances, a gross sale price in an ordinary brokerage transaction in the over-the-counter market of $15.50 per share. In January 1998, Mr. Israel sold the shares issued to him in the over-the-counter market for aggregate sales proceeds of approximately $77,000. Under the terms of the settlement, the Company owed Mr. Israel approximately $155,000 in connection with such sale, plus an additional $7,000 in related costs. Pursuant to a subsequent agreement between the Company and Mr. Israel entered into in January 1998, the Company paid to Mr. Israel approximately a third of such amount with the balance payable by June 15, 1998.

ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

     1. (a) In January 1998, the Company issued, under the Company 1996 Stock Option Plan, to a consultant options to purchase 4,000 shares of Common Stock, at an exercise price per share equal to $5 7/8. The options are exercisable until 2006.

     (b) There were no underwriters with respect to the above transaction.

     (c) The options were issued in consideration of services to be performed prior to vesting pursuant to the Company's 1996 Stock Option Plan.

     (d) The Company believes that the options were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     2. (a) In February 1998, the Company issued to Biscount 16,000 shares of Common Stock and four (4) year warrants to purchase 8,000 shares of Common Stock at an exercise price per share of $7.80; provided, that, in lieu of cash payments for exercising the warrants, Biscount is entitled to accept a smaller number of shares of Common Stock based on the spread between the per share exercise price and the then public market price of a share of Common Stock.

     (b) There were no underwriters with respect to the above transaction.

     (c) The shares and warrants were issued in consideration of the payment of $100,000 and $80 respectively.

     (d) The Company believes that the options were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

     The shares were sold at $7.00 per share, for aggregate proceeds of $6,020,000 and $420,000 to the company and the Selling Stockholders, respectively. The amount of expenses incurred for the company's account in connection with the offering is as follows:

Underwriting Discounts and Commissions..........................................   $  602,000
Non Accountable Expense Allowance...............................................      180,600
Expense paid to or for the Underwriters.........................................       99,948
Other expense:..................................................................      436,104
                                                                                   ----------
     Total Expenses.............................................................   $1,318,652
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

     The net proceeds of the offering to the Company after deducting the above noted expense were $4,701,348. From the effective date of the registration statement through March 31, 1998, a reasonable estimate of the utilization of the net proceeds of the offering is as follows:

Purchase and installation of machinery & equipment..............................   $  175,507
Repayment of indebtedness.......................................................    2,329,045
Additional facilities and working capital.......................................      695,252
Research & Development..........................................................      820,100
Marketing.......................................................................      681,434
                                                                                   ----------
                                                                                   $4,701,348
                                                                                   ----------
                                                                                   ----------

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K

     a) On January 21, 1998, the Company filed a report on Form 8-K relating to the settlement of amounts owed to Mr. Henry Israel

     b) Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TTR INC.
                                       Registrant


                                       By          /s/ M.D. TOKAYER
                                         .....................................
                                                       M.D. Tokayer
                                            CHAIRMAN OF THE BOARD, PRESIDENT,
                                                 CHIEF EXECUTIVE OFFICER
Date: May 20, 1998                                    AND TREASURER

                              STATEMENT OF DIFFERENCES
                              ------------------------

The trademark symbol shall be expressed as 'tm'