Form 10KSB40/A
period 1997-12-31
TTR INC
filed 1998-07-02
CIK 933955

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A

                               (Amendment No. 2)

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
2nd Quarter...............................................................   $  15 7/8   $11
3rd Quarter...............................................................   $  13 3/4   $11
4th Quarter...............................................................   $  11 15/16 $5 5/8

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

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                           LONG TERM COMPENSATION
                                    -------------------------------------    ---------------------------------------------------
                                                                                      AWARDS                     PAYOUTS
                                                                             ------------------------    -----------------------
                                                                             RESTRICTED    SECURITIES     LTIP       ALL OTHER
                                                                               STOCK       UNDERLYING    PAYOUTS    COMPENSATION
NANE AND PRINCIPAL POSITION         YEAR     SALARY     BONUS      OTHER       AWARDS      OPTION(#)       ($)          ($)
---------------------------------   ----    --------    ------    -------    ----------    ----------    -------    ------------
                                    1997    $ 81,500      0       $26,389(1)     0             0
                                    1996    $ 60,000      0         (2)          0             0
                                    1995    $ 60,000      0         (2)          0             0
Marc D. Tokayer .................
  Chairman, President & CEO
                                    1997    $100,008      0       $31,177(1)     0           217,473(4)
                                    1996      N/A        N/A        N/A          0            N/A
                                    1995      N/A        N/A        N/A          0            N/A
Arik Shavit .....................
  Vice-President
                                    1997    $ 94,931    50,000(3) $24,948(1)     0             0
                                    1996    $ 65,000      0        $(2)          0             0
                                    1995    $ 60,000      0        $(2)          0             0
Baruch Sollish ..................
  Vice-President -- Research &
  Development
                                    1997    $ 60,000      0          0        $250,000(6)    100,000(7)
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

(7) In connection with his employment Mr. Friedman received under the Company's 1996 Incentive and Non-Qualified Stock Option Plan (i) incentive stock options to purchase 40,000 shares of Common

                                              (footnotes continued on next page)
                                     13

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

NAME AND ADDRESS OF                                                     SHARES OF COMMON STOCK        PERCENT OF
BENEFICIAL OWNER                                                          BENEFICIALLY OWNED           CLASS(1)
---------------------------------------------------------------------   ----------------------    ------------------
Marc D. Tokayer(2) ..................................................            618,547                 18.7%
  c/o TTR Ltd
  2 Hanagar Street
  Kfar Saba, Israel
Baruch Sollish ......................................................            100,000                    3%
  c/o TTR Ltd
  Hanagar Street
  Kfar Saba, Israel
Arik Shavit(3) ......................................................                  0                    0
  c/o TTR Ltd.
  2 Hanagar Street
  Kfar Saba, Israel
Robert Friedman(4) ..................................................             50,000                  1.5%
  c/o TTR Inc.
  1841 Broadway
  New York, New York 10023
All directors and officers as a group (4 persons)....................            903,547                 23.2%

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

(4) Excludes 100,000 shares issuable upon exercise of a like number of stock options issued to Mr. Friedman under the Company's Stock Option Plan


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In February 1997, the Company issued to Arik Shavit a director of the Company pursuant to his employment agreement with TTR Israel as its Chief Executive Officer warrants to purchase up to 217,473 shares of the Company's Common Stock. The warrants are exercisable at $.01 per share until September 2002 subject to a four-year vesting schedule. The first 72,491 warrants vested as of September 1997. See 'Management--Employment Arrangements.'

    In March 1997, the Company issued to Robert Friedman, its Chief Financial Officer pursuant to his employment agreement, options under the Company's Stock Option Plan to purchase up to 100,000 shares of the Company's stock.


   In October 1997, TTR Israel entered into a two-year management agreement (the 'Management Agreement') with Ultimus Ltd., an Israeli company engaged primarily in the smart card field. ('Ultimus'). Arik Shavit, a Director and the Company's Vice-President, holds approximately 7.5% of the outstanding shares of Ultimus and has served on the Board of Directors of Ultimus. Mr. Tokayer, Chairman of the Board has also served on the Board of Directors of Ultimus. Under the Management Agreement, the Company is to provide certain management and administrative services relating to Ultimus' day-to-day operations. The fees for such services will be fixed by the parties from time to time but will not exceed $100,000 per annum. Through December 31, 1997, the Company has earned fees totaling $50,000.

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

Date: July 2, 1998

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

                SIGNATURE                               CAPACITY                             DATE
------------------------------------------  ---------------------------------  ---------------------------------



        /s/    ARIK SHAVIT
 .........................................  Vice-President and Director         July 2, 1998
              (ARIK SHAVIT)

       /s/  DR. BARACH SOLLISH              Secretary and Director              July 2, 1998
 .........................................
           (DR. BARUCH SOLLISH)

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

BDO Almagor & Co.
Certified Public Accountants
Ramat-Gan, Israel,
March 16, 1998

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1996          1997
                                                                                         ----------    ----------

                                        ASSETS
Current assets
     Cash and cash equivalents........................................................   $   63,656    $  450,040
     Stock subscription receivable....................................................       --           100,000
     Other current assets.............................................................      135,828       131,538
                                                                                         ----------    ----------
          Total current assets........................................................      199,484       681,578
Property and equipment -- net.........................................................      373,444       416,045
Deferred financing costs, net of accumulated amortization of $181,310 for 1996........       62,101        --
Deferred stock offering costs.........................................................      515,664
Due from officer......................................................................       26,000        16,000
Other assets..........................................................................       14,995        75,004
                                                                                         ----------    ----------
          Total assets................................................................   $1,191,688    $1,188,627
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities
     Current portion of long-term debt................................................   $1,065,365    $    5,564
     Short-term borrowings............................................................      849,602        --
     Accounts payable.................................................................      170,323        87,363
     Accrued expenses.................................................................      443,594       139,972
     Interest payable.................................................................      234,508        --
                                                                                         ----------    ----------
          Total current liabilities...................................................    2,763,392       232,899
Long-term debt, less current portion..................................................       22,153        14,804
Accrued severance pay.................................................................       --            31,195
                                                                                         ----------    ----------
          Total liabilities...........................................................    2,785,545       278,898
Common stock issued with guaranteed selling price -- $.001 par value 15,000 shares
  issued and out......................................................................       --           232,500
                                                                                         ----------    ----------
                            COMMITMENTS AND CONTINGENCIES
Stockholders' Equity (Deficit)
Common stock, $.001 par value; 20,000,000 shares authorized, 3,050,000 and 4,271,548
  issued and outstanding, respectively, including 1,000,000 shares placed in escrow...        3,050         4,272
Common stock subscribed, $.001 par value; 16,000 shares at December 31, 1997..........       --           100,000
Additional paid-in capital............................................................      405,356     8,117,275
Cumulative translation adjustments....................................................       57,696        38,029
Deficit accumulated during the development stage......................................   (2,059,959)   (6,179,571)
Less: deferred compensation...........................................................       --        (1,402,776)
                                                                                         ----------    ----------
          Total stockholders' equity (deficit)........................................   (1,593,857)      677,229
                                                                                         ----------    ----------
          Total liabilities and stockholders' equity (deficit)........................   $1,191,688    $1,188,627
                                                                                         ----------    ----------
                                                                                         ----------    ----------

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

                       See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                DEFICIT
                                                                  COMMON STOCK                    FOREIGN     ACCUMULATED
                                              COMMON STOCK         SUBSCRIBED       ADDITIONAL    CURRENCY      DURING
                                           ------------------   -----------------    PAID-IN     TRANSLATION  DEVELOPMENT
                                            SHARES     AMOUNT   SHARES    AMOUNT     CAPITAL     ADJUSTMENT      STAGE
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at July 14, 1994 (date of
  inception)..............................    --       $--        --     $  --      $   --        $ --        $   --
Issuances of common stock, par value $.001
    Services rendered at $.001 per
      share............................... 1,200,000   1,200
    Cash at $.0208 per share.............. 1,200,000   1,200                            23,800
Net loss..................................                                                                       (42,085)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at December 31, 1994............. 2,400,000   2,400      --        --          23,800                   (42,085)
Common stock contributed..................  (561,453)   (561)                              561
Issuances of common stock, par value $.001
Services rendered at $.05 per share.......   361,453     361                            17,712
Issuance of common stock purchase warrants
  Services rendered at $.04 per warrant...                                                 600
Foreign currency translation adjustment...                                                          22,652
Net loss..................................                                                                      (896,663)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at December 31, 1995............. 2,200,000   2,200      --        --          42,673      22,652      (938,748)
Issuances of common stock, par value $.001
    Cash at $.307 per share...............   650,000     650                           199,350
    Cash at $.50 per share (net of stock
      offering costs of $11,467)..........   150,000     150                            63,383
    Cash at $2.00 per share...............    50,000      50                            99,950
Foreign currency translation adjustment...                                                          35,044
Net loss..................................                                                                    (1,121,211)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at December 31, 1996............. 3,050,000  $3,050     --     $  --       $  405,356    $ 57,696   $(2,059,959)
Common stock contributed..................  (135,000)   (135)                              135
Issuances of common stock, par value $.001
    Cash at $7.00 per share (net of stock
      offering costs of $1,318,652........   860,000     860                         4,700,488
    Cash at $6.25 per share...............    48,000      48                           299,952
    Services rendered at $10.00 per
      share...............................    55,000      55                           549,945
    Exercise of options at $.01 per
      share...............................   374,548     375                             3,370
    Services rendered at $14.875 per
      share...............................    19,000      19                           282,606
Common stock subscriptions................                      16,000    100,000
Sale of Underwriters warrants                                                               80
Stock options and warrants granted........                                           1,875,343
Amortization of deferred compensation.....
Foreign currency translation adjustment...                                                         (19,667)
Net loss..................................                                                                    (4,119,612)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
Balances at December 31, 1997............. 4,271,548  $4,272   16,000   $100,000    $8,117,275    $ 38,029   $(6,179,571)
                                           ---------   ------   ------   --------   ----------   ----------   -----------
                                           ---------   ------   ------   --------   ----------   ----------   -----------
                                               DEFERRED
                                            COMPENSATION     TOTAL
                                            ------------   ----------
Balances at July 14, 1994 (date of
  inception)..............................  $   --         $   --
Issuances of common stock, par value $.001
    Services rendered at $.001 per
      share...............................                      1,200
    Cash at $.0208 per share..............                     25,000
Net loss..................................                    (42,085)
                                            ------------   ----------
Balances at December 31, 1994.............      --            (15,885)
Common stock contributed..................
Issuances of common stock, par value $.001
Services rendered at $.05 per share.......                     18,073
Issuance of common stock purchase warrants
  Services rendered at $.04 per warrant...                        600
Foreign currency translation adjustment...                     22,652
Net loss..................................                   (896,663)
                                            ------------   ----------
Balances at December 31, 1995.............      --           (871,223)
Issuances of common stock, par value $.001
    Cash at $.307 per share...............                    200,000
    Cash at $.50 per share (net of stock
      offering costs of $11,467)..........                     63,533
    Cash at $2.00 per share...............                    100,000
Foreign currency translation adjustment...                     35,044
Net loss..................................                 (1,121,211)
                                            ------------   ----------
Balances at December 31, 1996.............  $   --         (1,593,857)
Common stock contributed..................
Issuances of common stock, par value $.001
    Cash at $7.00 per share (net of stock
      offering costs of $1,318,652........                  4,701,348
    Cash at $6.25 per share...............                    300,000
    Services rendered at $10.00 per
      share...............................      (500,000)      50,000
    Exercise of options at $.01 per
      share...............................                      3,745
    Services rendered at $14.875 per
      share...............................                    282,625
Common stock subscriptions................                    100,000
Sale of Underwriters warrants                                      80
Stock options and warrants granted........    (1,875,343)
Amortization of deferred compensation.....       972,567      972,567
Foreign currency translation adjustment...                    (19,667)
Net loss..................................                 (4,119,612)
                                            ------------   ----------
Balances at December 31, 1997.............   $(1,402,776)  $  677,229
                                            ------------   ----------
                                            ------------   ----------

                        See Notes to Financial Statements.

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         FROM
                                                                                                      INCEPTION
                                                                               YEAR ENDED             (JULY 14,
                                                                              DECEMBER 31,             1994) TO
                                                                       --------------------------    DECEMBER 31,
                                                                          1996           1997            1997
                                                                       -----------    -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
     Net loss.......................................................   $(1,121,211)   $(4,119,612)   $ (6,197,571)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization.............................       155,273        184,290         440,331
          Translation adjustment....................................          (967)       --               (1,528)
          Amortization of deferred compensation.....................       --             972,567         972,567
          Stock and warrants issued for services and legal
            settlement..............................................       --             565,125         583,798
          Increase (decrease) in cash attributable to changes in
            assets and liabilities
               Accounts receivable..................................         1,310            478             163
               Other current assets.................................      (105,222)        (7,204)       (125,918)
               Other assets.........................................       --             (72,700)        (72,700)
               Accounts payable.....................................       137,825        (72,401)        105,768
               Accrued expenses.....................................        44,043         22,297         142,048
               Accrued severance....................................       --              26,299          26,299
               Interest payable.....................................       138,485       (234,508)        --
                                                                       -----------    -----------    ------------
          Net cash used by operating activities.....................      (750,464)    (2,735,369)     (4,108,743)
                                                                       -----------    -----------    ------------
Cash flows from investing activities
     Purchases of property and equipment............................      (240,836)      (175,507)       (611,400)
     Increase in organization costs.................................       --             --               (7,680)
                                                                       -----------    -----------    ------------
          Net cash used by investing activities.....................      (240,836)      (175,507)       (619,080)
                                                                       -----------    -----------    ------------
Cash flows from financing activities
     Proceeds from issuance of common stock.........................       363,533      5,520,837       5,910,570
     Loans to officer...............................................       --              10,000         (16,000)
     Deferred stock offering costs..................................      (166,099)      (309,565)       (475,664)
     Deferred financing costs.......................................       (89,980)       (19,000)       (262,241)
     Proceeds from short-term borrowings............................       849,602        200,000       1,049,602
     Proceeds from long-term debt...................................        25,096        --            1,114,137
     Repayment of short-term borrowings.............................       --          (1,049,602)     (1,049,602)
     Repayments of long-term debt...................................       (14,403)    (1,053,455)     (1,089,471)
                                                                       -----------    -----------    ------------
          Net cash provided by financing activities.................       967,749      3,299,215       5,181,161
                                                                       -----------    -----------    ------------
Effect of exchange rates on cash....................................          (659)        (1,955)         (3,298)
                                                                       -----------    -----------    ------------
Increase (decrease) in cash and cash equivalent.....................       (24,210)       386,384         450,040
Cash at beginning of period.........................................        87,866         63,656         --
                                                                       -----------    -----------    ------------
Cash and cash equivalents at end of period..........................   $    63,656    $   450,040    $    450,040
                                                                       -----------    -----------    ------------
                                                                       -----------    -----------    ------------
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest..................................................   $    15,788    $   345,258    $    379,502
                                                                       -----------    -----------    ------------
                                                                       -----------    -----------    ------------

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

     In February 1997 the Company closed on an initial public offering (IPO) in which it sold 860,000 shares of its Common Stock at a price of $7.00 per share and realized net proceeds of approximately $4.7 million after stock offering costs (See Note 13).

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

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), 'Earnings per Share,' which supersedes APB Opinion No. 15 (APB No.
15), 'Earnings per Share,' and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. None of the stock options and warrants issued in 1997 and 1996 has been included in the net loss per share computation for the years presented, because their inclusion would be anti-dilutive. Shares held in escrow are not treated as outstanding during any period (See Note 13). Earnings per share data for 1996 has been restated to conform with the provisions of SFAS No. 128.

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

     In November 1997, the Company entered into licensing agreements with a leading supplier of mastering interface systems (MIS) for compact discs (CDs) and digital versatile discs (DVDs), and a leading optical media manufacturer, to produce DiscGuard'tm' enhanced CD's and DVD's for use by software and other electronic content publishers (see Note 16). The Company believes these relationships should be instrumental in establishing and consolidating DiscGuard's'tm' name recognition. DiscGuard'tm' was in the product testing stage in the fourth quarter of 1997 and has recently become commercially available. Presently, the Company is broadening its marketing activities in North America, Israel and Europe to increase product awareness and is undertaking efforts to establish an adequate sales and customer support infrastructure. The Company is also pursuing various alternatives for additional financing, including a private placement and a secondary offering (see Note 19).

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

(2) In October 1997, TTR Israel entered into a two-year management agreement with Ultimus LTD, (Ultimus) an Israeli company. Under the agreement, the Company will provide management and administrative services relating to Ultimus' day-to-day operations. The fee for such services will be agreed upon from time to time but will never exceed $100,000 per annum. The agreement is automatically renewable for additional one year terms unless terminated by either party with sixty days notice. The Company's Vice-President holds approximately 7.5% of the outstanding shares of Ultimus and, together with the Company's Chairman, serves on their Board of Directors.

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


NOTE 8 -- ACCRUED SEVERANCE PAY

     Under Israeli law, TTR Israel is required to make severance payments to dismissed employees (including officers) and to employees leaving employment under certain other circumstances. This liability is calculated based on the years of employment for each employee, in accordance with the "severance pay laws." The Company's liabilities for required severance payments are covered by funding into severance pay funds, insurance policies and by an accrual. At December 31, 1997, a total of $53,167 was deposited in insurance policies.

NOTE 9 -- SHORT-TERM BORROWINGS

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

NOTE 10 -- LONG-TERM DEBT

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

NOTE 11 -- INCOME TAXES

     At December 31, 1997, the Company had available $1,775,266 of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2018, and $2,912,000 of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under section 382 of the Internal Revenue code pertaining to changes in stock ownership.

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

NOTE 12 -- STOCK OPTION PLAN

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

     In addition, the Company issued 10-year warrants to purchase up to 217,473 shares of Common Stock to its Chief Executive Officer. The warrants are exercisable at $.01 per share and vest over a four-year period. At December 31, 1997 a total of 72,491 warrants are exercisable.

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

NOTE 13 -- CAPITAL TRANSACTIONS

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

NOTE 14 -- COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

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

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

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

                          TTR INC. AND ITS SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OPERATING LEASES

     The Company and TTR Israel have each entered into a lease agreements for office space. Future minimum rentals on this lease as of December 31, 1997 are as follows:

DECEMBER 31,
--------------------------------------------------------------

1998..........................................................   $ 68,549
1999..........................................................     68,549
2000..........................................................     68,549
2001..........................................................     40,785
2002..........................................................     10,263
                                                                 --------
                                                                 $256,695
                                                                 --------
                                                                 --------

NOTE 17 -- GEOGRAPHIC DATA

                                   U.S.      % of Total    Israel     % of Total
                                   ----      ----------    ------     ----------
           For the year ended December 31, 1997:

           Revenue                      --        --             --        --
           Operating loss       (1,495,108)    38.68%    (2,370,628)    61.32%
           Identifiable assets     633,285     53.28%       555,342     46.72%

           For the year ended December 31, 1996:

           Revenue                      --        --             --        --
           Operating loss         (205,543)    22.92%      (691,236)    77.08%
           Identifiable assets     654,250     54.90%       537,438     45.10%

NOTE 18 -- LICENSING AGREEMENTS

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

NOTE 19 -- SUBSEQUENT EVENTS

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

CONSULTING AGREEMENT

     On April 1, 1998, the Company retained the services of an individual to perform consulting services related to the operation and development of the Company's business under a one-year consulting agreement. The Company has paid a $10,000 non-refundable retainer. In addition, the agreement provides for the payment of $250,000 and the issuance of 50,000 unregistered shares of its Common Stock upon the closing of the Company's proposed public offering.

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