Form 10QSB
period 1998-06-30
TTR INC
filed 1998-08-13
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                       or

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

Yes [X]                        No [ ]

         The number of shares outstanding of the registrant's Common Stock as of August 7, 1998 was 3,859,548.*

          Transitional Small Business Disclosure Format:
Yes [ ]                        No [X]

* This figure reflects the (i) return to treasury and cancellation in June 1998 of 750,000 shares of Common Stock held by Mr. Marc Tokayer and the Tokayer Family Trust, which shares had been placed in escrow and (ii) the issuance in July 1998 of 432,000 shares of Common Stock in exchange for the surrender and cancellation of 1,080,000 outstanding warrants.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index


PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *
         Consolidated Balance Sheets
                  December 31, 1997 and June 30, 1998                          1

         Consolidated Statements of Operations
                  For the Six and Three months ended June 30, 1997 and 1998    2

         Consolidated Statements of Comprehensive Loss
                  For the Six and Three months ended June 30, 1997 and 1998    3

         Consolidated Statements of Cash Flows
                  For the Six months ended June 30, 1997 and 1998              4

         Notes to Consolidated Financial Statements                        5 - 7

Item 2.  Plan of operations                                               8 - 10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities                                                11

Item 3.  Defaults upon senior securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Exhibit 27 - Financial Data Schedule

Signatures                                                                    12

* The Balance Sheet at December 31, 1997, has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,            June 30,
                                                                                1997                  1998
                                                                                ----                  ----
                                                                                                  (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                             $   450,040            $    97,476
     Stock subscription receivable                                             100,000                 --
     Other current assets                                                      131,538                147,163
                                                                           -----------            -----------
     Total current assets                                                      681,578                244,639

Property and equipment - net                                                   416,045                360,086
Due from officer                                                                16,000                 16,000
Deferred financing costs, net                                                    --                    68,707
Deferred stock offering costs                                                    --                    92,332
Other assets                                                                    75,004                  5,236
                                                                           -----------            -----------
     Total assets                                                          $ 1,188,627            $   787,000
                                                                           ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
     Current portion of long-term debt                                     $     5,564            $    10,432
     Notes payable, net of discount of $308,708                                  --                   691,292
     Bank loan                                                                   --                    91,918
     Accounts payable                                                           87,363                305,380
     Accrued expenses                                                          139,972                158,802
                                                                           -----------            -----------
     Total current liabilities                                                 232,899              1,257,824

Long-term debt, less current portion                                            14,804                  --
Accrued severance pay                                                           31,195                 71,782
                                                                           -----------            -----------
     Total liabilities                                                         278,898              1,329,606

Common stock issued with guaranteed selling price --
  $.001 par value; 15,000 shares issued and outstanding                        232,500                  --
                                                                           -----------            -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
  20,000,000 shares authorized; 4,271,548 and 3,427,548
   issued and outstanding, including 1,000,000 and -0-
   shares placed in escrow, respectively                                         4,272                  3,428
Common stock subscribed, $.001 par value; 16,000 shares
   at December 31, 1997                                                        100,000                  --
Additional paid-in capital                                                   8,117,275              9,172,284
Other accumulated comprehensive income                                          38,029                 32,180
Deficit accumulated during the development stage                            (6,179,571)            (8,214,718)
  Less: deferred compensation                                               (1,402,776)            (1,535,780)
                                                                           -----------            -----------
     Total stockholders' equity (deficit)                                      677,229               (542,606)
                                                                           -----------            -----------
     Total liabilities and stockholders' equity (deficit)                  $ 1,188,627             $  787,000
                                                                           ===========            ===========


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            From
                                                Six Months               Inception                Three Months
                                                  Ended                  (July 14,                   Ended
                                                 June 30,                 1994) to                  June 30,
                                       ----------------------------       June 30,        ----------------------------
                                           1997             1998            1998              1997             1998
                                           ----             ----            ----              ----             ----
                                       (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)
Revenue                                $     --         $     --        $     --          $     --         $     --

Expenses
     Research and development              435,129          502,466        2,090,174          164,150          313,774
     Sales and marketing                   978,651          548,119        2,403,413          652,213          296,419
     General and administrative            739,714          921,870        3,043,691          392,027          517,478
                                       -----------      -----------      -----------      -----------      -----------
     Total expenses                      2,153,494        1,972,455        7,537,278        1,208,390        1,127,671
                                       -----------      -----------      -----------      -----------      -----------

Operating loss                          (2,153,494)      (1,972,455)      (7,537,278)      (1,208,390)      (1,127,671)

Other (income) expense
     Legal settlement                      232,500            --             232,500            --               --
     Loss on investment                       --              --              17,000            --               --
     Other income                             --            (25,000)         (75,000)           --             (25,000)
     Interest income                       (17,069)            (687)         (55,580)          (6,887)            (543)
     Interest expense                      107,128           88,379          558,520           10,065           82,055
                                       -----------      -----------      -----------      -----------      -----------
Total other (income) expenses              322,559           62,692          677,440            3,178           56,512
                                       -----------      -----------      -----------      -----------      -----------

Net loss                               $(2,476,053)     $(2,035,147)     $(8,214,718)     $(1,211,568)     $(1,184,183)
                                       ===========      ===========      ===========      ===========      ============

Per share data:
      Basic and diluted                $     (0.87)     $     (0.61)                      $     (0.38)     $     (0.36)
                                       ===========      ===========                       ===========      ============

Weighted average number
  of common shares used in
  basic and diluted loss per share       2,852,468        3,311,161                         3,204,548        3,328,647
                                       ===========      ===========                       ===========      ============


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                   Six Months                               Three Months
                                                                     Ended                                     Ended
                                                                    June 30,                                  June 30,
                                                        --------------------------------          --------------------------------
                                                            1997                 1998                 1997                 1998
                                                            ----                 ----                 ----                 ----
                                                        (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
Net loss                                                $(2,476,053)         $(2,035,147)         $(1,211,568)         $(1,209,183)

Other comprehensive income (loss)                            15,865               (5,849)              19,292               (2,797)
                                                        -----------          -----------          -----------          -----------

                          Comprehensive loss            $(2,460,188)         $(2,040,996)         $(1,192,276)         $(1,211,980)
                                                        ===========          ===========          ===========          ===========


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                         From
                                                                                         Six Months                    Inception
                                                                                           Ended                       (July 14,
                                                                                          June 30,                     1994) to
                                                                              -------------------------------           June 30,
                                                                                  1997                1998                1998
                                                                                  ----                ----                ----
                                                                              (Unaudited)         (Unaudited)         (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                 $(2,476,053)        $(2,035,147)        $(8,214,718)
     Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation and amortization                                           127,737              86,614             526,945
          Amortization of note discount                                              --                64,122              64,122
          Translation adjustment                                                   60,634                --                (1,528)
          Amortization of deferred compensation                                   492,356             371,175           1,343,742
          Stock and warrants issued for services and legal settlement             565,125                --               583,798
          Payment of common stock issued with guaranteed selling price               --              (155,344)           (155,344)
          Increase (decrease) in cash attributable
            to changes in assets and liabilities
               Accounts receivable                                                     35                --                   163
               Other current assets                                                 5,573             (19,858)           (145,776)
               Other assets                                                      (102,700)             69,000              (3,700)
               Accounts payable                                                  (146,166)            229,414             335,182
               Accrued expenses                                                    50,840               6,699             130,485
               Accrued severance                                                   48,809              42,130              86,691
               Interest payable                                                  (234,508)             17,199              17,199
                                                                              -----------         -----------         -----------
        Net cash used by operating activities                                  (1,608,318)         (1,323,996)         (5,432,739)
                                                                              -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                         (134,740)            (34,227)           (645,627)
     Increase in organization costs                                                  --                  --                (7,680)
                                                                              -----------         -----------         -----------
        Net cash used by investing activities                                    (134,740)            (34,227)           (653,307)
                                                                              -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                     5,220,837             100,000           6,010,570
     Loans to officer                                                                --                  --               (16,000)
     Deferred stock offering costs                                               (309,565)            (92,332)           (567,996)
     Deferred financing costs                                                     (19,000)            (78,000)           (340,411)
     Proceeds from short-term borrowings                                          200,000           1,080,487           2,130,089
     Proceeds from long-term debt                                                    --                  --             1,114,137
     Repayment of short-term borrowings                                        (1,049,602)               --            (1,049,602)
     Repayments of long-term debt                                              (1,052,545)             (3,890)         (1,093,361)
                                                                              -----------         -----------         -----------
        Net cash provided by financing activities                               2,990,125           1,006,265           6,187,426
                                                                              -----------         -----------         -----------
Effect of exchange rate changes on cash                                            (7,501)               (606)             (3,904)
                                                                              -----------         -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,239,566            (352,564)             97,476
                                                                              -----------         -----------         -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   63,656             450,040                --
                                                                              -----------         -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 1,303,222         $    97,476         $    97,476
                                                                              ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
     Cash paid during the period for:
          Interest                                                            $   316,262         $     7,235         $   386,737
                                                                              ===========         ===========         ===========
     Transfer of common stock issued with guaranteed selling price
       to permanent capital                                                                       $    77,156
                                                                                                  ===========


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of TTR Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.


Note 2 - Comprehensive Income

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The foreign currency translation adjustment is the Company's only component of comprehensive income.


Note 3 - Net loss per share

         The Company has adopted Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15 (APB No. 15), "Earnings per Share," and which is effective for all periods ending after December 15, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. None of the stock options and warrants issued in 1997 and 1998 have been included in the net loss per share computation for the years presented, because their inclusion would be anti-dilutive. Shares held in escrow were not treated as outstanding during any period. Earnings per share data for 1997 has been restated to conform with the provisions of SFAS No. 128.


Note 4 - Notes Payable

         In April through June 1998, the Company realized gross proceeds of $1,000,000 from a private offering of 20 Units, each Unit consisting of $50,000 principal amount of 10% Promissory Notes and Warrants to purchase 11,500 shares of Common Stock. For financial reporting purposes, the Company recorded a note discount totaling $372,830, to reflect the value of the Warrants issued. The discount will be amortized on a straight-line basis over the term of the respective notes. The notes bear interest at the rate of 10% per annum and become due and payable together with accrued interest at the earlier of one year or 30 days following the consummation by the Company of any public or private equity or debt financing exceeding $1,600,000. The Warrants are exercisable for a four-year period at an exercise price equal to 115% of the public offering price in the proposed offering, or 115% of the price per share of the Common Stock on the date of the issuance of the Warrants if the offering is not

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         completed by December 31, 1998.

         In July 1998, the Company realized proceeds of $475,000 from the sale of an additional 9.5 Units.


Note 5 - Bank Loan

         TTR Ltd. has an arrangement with its bank for a $55,000 line of credit. Outstanding borrowings are due on demand, bear interest at the rate of 15% per annum, and are secured by substantially all of the Subsidiary's assets. The bank from time to time advances credit in excess of $55,000. Such additional amounts bear interest at the rate of 17% per annum.


Note 6 - Stock Grants

         In June 1998 the Company issued 125,000 shares of Common Stock and 25,000 Warrants exercisable at 115% of the proposed public offering price to various consultants pursuant to one year consulting agreements. The Company recorded a charge to deferred compensation expense of $445,000 as a result of these issuances and is amortizing this amount over the term of the agreements.


Note 7 - Escrow Shares

         An aggregate of 1,000,000 shares of the Company's Common Stock, owned by its President and the Tokayer Family Trust (the "Trust"), have been designated as escrow shares. In February 1998, pursuant to the terms of the escrow agreement, 250,000 shares were forfeited and returned to the Company. In June 1998, the Company's President and the Trust waived their rights to the remaining 750,000 shares which have been returned to treasury and canceled.

Note 8 - Common Stock Issued with Guaranteed Selling Price

         In 1998, an individual who in 1997 had been issued 15,000 shares of Common Stock subject to a guaranteed selling price of $15.50 per share, sold his shares in the open market for $77,156. As of June 30, 1998, the Company had paid the shortfall of $155,344, as required by the guarantee.


Note 9 - Proposed Public Offering

         On April 1, 1998, the Company entered into a letter of intent with Josephthal & Co. Inc. for a firm commitment public offering of 2,500,000 shares of the Company's Common Stock, and in July 1998, the Company filed a registration statement relating to these shares. The offering price is expected to be at or about the market price of the Common Stock of the Company immediately prior to the effective date of a Registration Statement. The Company also entered into a consulting agreement with the underwriter. The agreement provides for an advance payment of $50,000, four-year Warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $5 5/8, and a fee of 5% of the exercise price of certain outstanding Warrants that are converted to Common Stock. In July 1998, certain Warrants were exchanged for Common Stock (see Note 11), and the time and manner of payment of the fee is still being negotiated.


Note 10 - Consulting Agreement

         On April 1, 1998, the Company retained the services of an individual to perform consulting services related to the operation and development of the Company's business under a one-year consulting agreement. The Company paid a $10,000 non-refundable retainer. In

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         addition, the agreement provides for the payment of $250,000 and the issuance of 50,000 unregistered shares of Common Stock upon the closing of the Company's proposed public offering. The shares will be valued at the public offering price.


Note 11 - Subsequent Events

         Warrant Exchange

         In July 1998, the Company issued 432,000 additional shares of Common Stock in exchange for the surrender and cancellation of 1,000,000 and 80,000 outstanding warrants exercisable at $7.00 and $11.20, respectively.

         Employment Agreement

         In July, 1998, the Company entered into an eighteen-month employment agreement with its new Chief Executive Officer. The agreement provides for annual compensation of $210,000 and is automatically renewable for additional one-year terms. The Company also granted to the employee 250,000 options under the Company's 1996 Stock Option Plan. The options have an exercise price equal to the fair market value on the date of grant and will vest over a five-year period.

ITEM 2. PLAN OF OPERATION

         The following discussion and exposition should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-QSB.

         This report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

     Overview

         TTR Inc. ("TTR" or the "Company") designs, markets and sells proprietary software anti-piracy products. The Company's flagship product, DiscGuard'TM', embeds an indelible and non-reproducible digital signature on CD-ROMs that prevents unauthorized copies from operating. CD-ROMs are an optical medium used for storage of software and other electronic content. DiscGuard'TM' protection is transparent to the end user and is a cost effective way for a software publisher to reduce the piracy of its products.

         TTR's goal is to become the market leader in CD-ROM anti-piracy protection. The Company is implementing a two part strategy to achieve this objective. First, the Company intends to ensure that DiscGuard'TM' will be readily available to software publishers by integrating DiscGuard'TM' into the mastering equipment of a broad base of CD-ROM replicators, mass producers of CD-ROMs and DVDs ("Replicators"). At the same time, the Company is marketing DiscGuard'TM' directly to software publishers, who can then purchase DiscGuard'TM' protection through a Replicator for a per disc royalty.

         In October 1997, the Company entered into an exclusive license agreement with Doug Carson & Associates, Inc. ("DCA") to permit DCA to integrate DiscGuard'TM' into its mastering interface system ("MIS"), a key component of the mastering equipment used by Replicators in the production of glass masters used to mass produce CD-ROMs. The Company believes that DCA's MIS is currently installed in over 75% of the world's mastering equipment. DCA has agreed to sell DiscGuard'TM' compatible MIS and to use its best efforts to encourage Replicators to upgrade their MIS to include DiscGuard'TM' capability.

         In November 1997, Nimbus CD International, Inc. ("Nimbus"), a leading Replicator of CD-ROMs, entered into an agreement with the Company to integrate DiscGuard'TM' into its MIS and now offers DiscGuard'TM' protection to its large client base of software publishers throughout North America and Europe. This agreement is exclusive through mid-September 1998. In July 1998, the Company entered into a license agreement with SKC Co. Ltd. ("SKC"), the largest South Korean Replicator and a subsidiary of a major South Korean conglomerate. The Company expects that SKC will offer DiscGuard'TM' protection to software publishers throughout South Korea by mid-September 1998, when the Nimbus exclusivity period expires.

         The Company commenced its marketing efforts in February 1998 and by June 30, 1998, had licensed DiscGuard'TM' to a number of software publishers that agreed to protect some or all of their titles distributed on CD-ROMs with DiscGuard'TM'. While these software publishers market mostly multimedia CD-ROMs, including games, design and reference software, the Company believes that DiscGuard'TM' will be beneficial to software publishers seeking to protect a broad range of products.

         The Company has recently opened sales offices in California, New York and London to establish a presence as well as maintain close contact with customers in these key software development markets. The Company has sought out distributors to market the Company's products in certain other areas, such as Asia, where the Company does not otherwise have a sales presence. In June 1998, the Company entered into a non-exclusive two year agreement with Eagle International Co. Ltd., a leading Japanese technology marketing company, for the distribution of DiscGuard'TM' in Japan, and also entered into a representation agreement with DM (Digital Media) Tech Co. ("Digital Media"), a South Korean distributor, to market the Company's products in South Korea.

         The Company is actively marketing DiscGuard'TM' to other Replicators and software publishers. As a fist step toward licensing DiscGuard'TM' the Company encourages potential customers to conduct internal evaluations of the product as well as pilot tests. In a pilot test, the software publisher will distribute a number of copies of a CD-ROM software title to evaluate the effectiveness of DiscGuard'TM'. The Company is currently in various stages of pilot testing with several software publishers and Replicators.

         On April 1, 1998, the Company entered into a letter of intent with Josephthal & Co. Inc. respecting a firm commitment public offering of 2,500,000 shares of the Company's Common Stock (the "Offering"). In connection therewith, in July 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, relating to these shares. The Company anticipates, though can give no assurance, that the Common Stock offering price at the Public Offering will be at or about the market price of the Common Stock immediately prior to the effective date of the registration statement.

         To target effectively the large number of Replicators and software publishers that would benefit from the Company's products, TTR anticipates, subject to the consummation of the Offering, to add a Vice President of Marketing and a Vice President of Sales to its ranks as well as additional sales and marketing representatives, who will provide the Company with greater market presence.

         The priority of the Company's research and development efforts is to expand DiscGuard's'TM' capabilities and uses. DiscGuard'TM' is currently available for the Microsoft Windows'r' family of operating systems (including Windows'r' 98). TTR's current focus is to complete the development of DiscGuard'TM' for other operating systems and a version of DiscGuard'TM' to protect electronic content on DVDs. The Company also has other products in various stages of design and development. It is continuing to devote significant research and development resources to completing these projects. TTR intends, subject to the consummation of the Offering, to expand its research and development department in the next twelve months to assist these efforts.

         To augment the Company's administrative infrastructure to support its proposed growth, the Company intends, following, the Offering, to hire a chief financial officer as well as other customer service and support personnel.

         The Company currently has 30 employees and other service providers (including 15 in research and development) and expects, subject to the Offering, to hire additional personnel in the next 12 month period.

         The Company's product development is centralized out of the facilities of its Israeli based subsidiary, TTR Technologies Ltd. (TTR Ltd.), at 2 Hanagar Street, Kfar Saba 44425 Israel.

     Year 2000 Issues

         Certain organizations anticipate that they will experience organizational difficulties at the beginning of the year 2000 as a result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's plan for the Year 2000 calls for compliance verification with vendors, testing software in the Company's products for Year 2000 problems and communication with significant suppliers to ascertain their readiness for the Year 2000 problem. The Company has tested DiscGuard'TM' for Year 2000 compliance, and the Company believes that DiscGuard'TM' is Year 2000 compliant.

     Liquidity and Capital Resources

         The Company does not have any commitments or plans to undertake significant capital expenditures. Management, however, anticipates that the Company will continue to expend significant funds in marketing and research and development activities.

         To date, the Company has not generated any revenues from operations. For the six months ended June 30, 1998, the Company incurred net operating losses of $1,972,455. During this period, the Company expended $502,466 on research and development activities primarily associated with expanding DiscGuard's'TM' capabilities and uses. The Company also incurred a total of $548,119 in sales and marketing efforts with respect to Replicators and publishers. General and administrative expenses of $921,870 for the period, reflect the Company's growth and expansion since its initial public offering in February 1997. The Company believes that continued expansion of its operations is essential to achieving and maintaining a strong competitive position.

         A substantial portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of senior company personnel through the issuance of stock options and stock grants. Such stock based compensation resulted in non-cash charges of $371,175 for the six months ended June 30, 1998. The Company believes that these compensation levels were necessary to retain the services of qualified individuals.

         In connection with the private offering of Promissory Notes and Warrants, commenced in April 1998, the Company recorded a note discount totaling $372,830, to reflect the value of the Warrants issued (See Note 4 in notes to consolidated financial statement). The amortization of the discount resulted in a non-cash charge of $64,122 for the six months ended June 30, 1998.

         Cash used by operations for the six months ended June 30, 1998, was $1,323,996. This included a one-time payment of $155,344 in connection with the guaranteed selling price of stock issued in a legal settlement. (See
     Note 8 in notes to consolidated financial statement)

     Financing Activities

         In July 1998, the Company completed a private placement (the "1998 Debt Financing") of $1,475,000 in principal amount of 10% promissory notes (the "Notes"). The proceeds were used for working capital and general corporate purposes and the Company paid commissions of $96,000. The Notes are payable on the earlier to occur of (i) the first anniversary of the issuance of each of the Notes or (ii) 30 days following the completion of the Company of any public or private offering in an amount exceeding $1,600,000 (the "Subsequent Offering"). In connection with the 1998 Debt Financing, the Company issued Warrants to purchase 339,250 shares of Common Stock at an exercise price equal to 115% of the price per share of Common Stock in the Subsequent Offering or 115% of the price per share of the Common Stock on the date of the issuance of the warrants if no Subsequent Offering is completed by December 31, 1998.

         The Company expects, but cannot give assurance, that existing cash balances and cash flows will be sufficient to meet its needs through the end of the third quarter. If necessary, the Company will undertake efforts to obtain additional short-term financing. However, no assurance can be provided that the Company will be successful in obtaining such financing on terms and conditions acceptable to the Company.

PART II

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable


ITEM 2. CHANGE IN SECURITIES

         1. (a) In April 1998, the Company issued to Josephthal & Co Inc. four (4) year warrants to purchase 25,000 shares of Common Stock at an exercise price per share of $5 5/8.

                  (b) There were no underwriters with respect to the above transaction.

                  (c) The warrants were issued in consideration of services to be performed.

                  (d) The Company believes that the warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (The "Securities Act").

         2. (a) In April 1998, the Company entered into a consulting agreement pursuant to which it will issue 50,000 shares of Common Stock at the closing of the Proposed Public Offering.

                  (b) There were no underwriters with respect to the above transaction.

                  (c) The shares are to be issued in consideration of services to be performed by the consultant.

                  (d) The Company believes that the shares are to be issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

         3. (a) In April 1998, pursuant to the Company's 1996 Stock Option Plan (the "Plan"), the Company issued to employees options to purchase 7,000 shares of Common Stock at an exercise price per share equal to $5 3/8.

                  (b) There were no underwriters with respect to the above transaction.

                  (c) The options were issued in consideration of services to be performed prior to vesting pursuant to the Plan.

                  (d) The Company believes that the options were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

         4. (a) In June 1998, pursuant to the Plan, the Company issued to an employee options to purchase 4,000 shares of Common Stock at an exercise price per share equal to $4 5/8.

                  (b) There were no underwriters with respect to the above transaction.

                  (c) The options were issued in consideration of services to be performed prior to vesting pursuant to the Plan.

                  (d) The Company believes that the options were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

         5. (a) In June 1998, the Company issued to three consultants a total of 125,000 shares of Common Stock and warrants for an additional 25,000 shares. The warrants are exercisable at a price per share equal to 115% of the price of the Common Stock in the Public Offering or 115% of the price of Common Stock on the date of the grant if no offering takes place by December 31, 1998.

                  (b) There were no underwriters with respect to the above transaction.

                  (c) The shares and warrants were issued in consideration of services to be performed.

                  (d) The Company believes that the shares and warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by
                  Section 4(2) of the Securities Act.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

         Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5. OTHER INFORMATION

         Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON 8-K

         (a)      Exhibit 27 - - Financial Data Schedule



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TTR INC.
                                             Registrant

Date: August 13, 1998                 By /s/ Steven L. Barsh

                                             Steven L. Barsh

                                             Chief Executive Officer (and duly
                                             authorized to sign on behalf of the
                                             Registrant)



                       STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'
The registered trademark symbol shall be expressed as...................... 'r'