Form 10QSB
period 1998-09-30
TTR INC
filed 1998-11-19
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

Check One

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                       or

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     The number of shares outstanding of the registrant's Common Stock as of November 19, 1998 was 4,014,659.

     Transitional Small Business Disclosure Format:    Yes [ ]        No [X]

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *
         Consolidated Balance Sheets
           December 31, 1997 and September 30, 1998                                            1

         Consolidated Statements of Operations
           For the Nine and Three months ended September 30, 1997 and 1998                     2

         Consolidated Statements of Comprehensive Loss
           For the Nine and Three months ended September 30, 1997 and 1998                     3

         Consolidated Statements of Cash Flows
           For the Nine months ended September 30, 1997 and 1998                               4

         Notes to Consolidated Financial Statements                                        5 - 7

Item 2.  Plan of operations                                                               8 - 11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                    12

Item 2.  Changes in Securities                                                                12

Item 3.  Defaults upon senior securities                                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                                  12

Item 5.  Other Information                                                                    12

Item 6.  Exhibits and Reports on Form 8-k                                                     12

Exhibit 27 - Financial Data Schedule

Signatures                                                                                    12

* The Balance Sheet at December 31, 1997, has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,   September 30,
                                                                                   1997           1998
                                                                                -----------    -----------
                                                                                               (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                  $   450,040    $    77,987
     Stock subscription receivable                                                  100,000           --
     Other current assets                                                           131,538        129,989
                                                                                -----------    -----------

     Total current assets                                                           681,578        207,976

Property and equipment - net                                                        416,045        338,959

Due from officer                                                                     16,000           --
Deferred financing costs, net                                                          --           75,836
Deferred stock offering costs                                                          --          172,025
Other assets                                                                         75,004          4,852
                                                                                -----------    -----------

     Total assets                                                               $ 1,188,627    $   799,648
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
     Current portion of long-term debt                                          $     5,564    $     7,128
     Notes payable, net of discount of $301,802                                        --        1,260,698
     Bank loan                                                                         --          114,808
     Accounts payable                                                                87,363        408,323
     Accrued expenses                                                               139,972        302,201
                                                                                -----------    -----------

     Total current liabilities                                                      232,899      2,093,158

Long-term debt, less current portion                                                 14,804           --
Accrued severance pay                                                                31,195        132,499
                                                                                -----------    -----------

     Total liabilities                                                              278,898      2,225,657

Common stock issued with guaranteed selling price -
  $.001 par value; 15,000 shares issued and outstanding                             232,500           --
                                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
  20,000,000 shares authorized; 4,271,548 and 3,970,659
   issued and outstanding, including 1,000,000 and -0-
   shares placed in escrow, respectively                                              4,272          3,971
Common stock subscribed, $.001 par value; 16,000 shares
   at December 31, 1997                                                             100,000           --
Additional paid-in capital                                                        8,117,275      9,235,464
Other accumulated comprehensive income                                               38,029         32,264
Deficit accumulated during the development stage                                 (6,179,571)    (9,404,222)
  Less: deferred compensation                                                    (1,402,776)    (1,293,486)
                                                                                -----------    -----------

     Total stockholders' equity (deficit)                                           677,229     (1,426,009)
                                                                                -----------    -----------

     Total liabilities and stockholders' equity (deficit)                       $ 1,188,627    $   799,648
                                                                                ===========    ===========

                        See Notes to Financial Statements

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         From
                                                                                       Inception
                                                             Nine Months               (July 14,               Three Months
                                                                Ended                   1994) to                  Ended
                                                            September 30,             September 30,            September 30,
                                                        1997            1998             1998             1997            1998
                                                    -----------      -----------      -----------      -----------      -----------
                                                    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenue                                             $      --        $    45,580      $    45,580      $      --        $    45,580

Expenses
     Research and development                           539,019          788,334        2,376,042          103,890          285,868
     Sales and marketing                              1,264,640          890,612        2,745,906          285,989          342,493
     General and administrative                       1,145,243        1,419,101        3,540,922          405,529          497,231
                                                    -----------      -----------      -----------      -----------      -----------

     Total expenses                                   2,948,902        3,098,047        8,662,870          795,408        1,125,592
                                                    -----------      -----------      -----------      -----------      -----------

Operating loss                                       (2,948,902)      (3,052,467)      (8,617,290)        (795,408)      (1,080,012)

Other (income) expense
     Legal settlement                                   232,500             --            232,500             --               --
     Loss on investment                                    --               --             17,000             --               --
     Other income                                          --            (25,000)         (75,000)            --               --
     Interest income                                    (29,094)            (869)         (55,762)         (12,025)            (182)
     Interest expense                                   107,977          198,053          668,194              849          109,674
                                                    -----------      -----------      -----------      -----------      -----------

Total other (income) expenses                           311,383          172,184          786,932          (11,176)         109,492
                                                    -----------      -----------      -----------      -----------      -----------


Net loss                                            $(3,260,285)     $(3,224,651)     $(9,404,222)     $  (784,232)     $(1,189,504)
                                                    ===========      ===========      ===========      ===========      ===========

Per share data:

      Basic and diluted                             $     (1.09)     $     (0.93)                      $     (0.24)     $     (0.31)
                                                    ===========      ===========                       ===========      ===========

Weighted average number
  of common shares used in
  basic and diluted loss per share                    2,990,392        3,472,363                         3,238,548        3,791,529
                                                    ===========      ===========                       ===========      ===========


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                      Nine Months                            Three Months
                                                                         Ended                                   Ended
                                                                     September 30,                           September 30,
                                                               1997                1998                1997                1998
                                                            -----------         -----------         -----------         -----------
                                                            (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Net loss                                                    $(3,260,285)        $(3,224,651)        $  (784,232)        $(1,189,504)

Other comprehensive income (loss)                                55,671              (5,765)             39,806                  84
                                                            -----------         -----------         -----------         -----------

     Comprehensive loss                                     $(3,204,614)        $(3,230,416)        $  (744,426)        $(1,189,420)
                                                            ===========         ===========         ===========         ===========


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                           From
                                                                                                                        Inception
                                                                                             Nine Months                (July 14,
                                                                                               Ended                     1994) to
                                                                                            September 30,              September 30,
                                                                                      1997              1998              1998
                                                                                   -----------       -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (Unaudited)       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(3,260,285)      $(3,224,651)      $(9,404,222)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Depreciation and amortization                                                      148,301           125,834           566,165
    Amortization of note discount                                                         --             134,751           134,751
    Translation adjustment                                                              33,346              --              (1,528)
    Amortization of deferred compensation                                              735,000           613,469         1,586,036
    Stock and warrants issued for services and legal settlement                        565,125              --             583,798
    Payment of common stock issued with guaranteed selling price                                        (155,344)         (155,344)
    Increase (decrease) in cash attributable
     to changes in assets and liabilities
      Accounts receivable                                                                 (382)             --                 163
      Other current assets                                                              34,215            (7,910)         (133,828)
      Other assets                                                                     (87,700)           69,000            (3,700)
      Accounts payable                                                                 (11,500)          297,270           403,038
      Accrued expenses                                                                (102,877)          154,223           278,009
      Accrued severance                                                                 36,654           108,770           153,331
      Interest payable                                                                (234,508)           51,455            51,455
                                                                                   -----------       -----------       -----------

    Net cash used by operating activities                                           (2,144,611)       (1,833,133)       (5,941,876)
                                                                                   -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                 (165,947)          (35,893)         (647,293)
  Increase in organization costs                                                          --                --              (7,680)
                                                                                   -----------       -----------       -----------

    Net cash used by investing activities                                             (165,947)          (35,893)         (654,973)
                                                                                   -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             5,220,837           100,000         6,010,570
  Loans to officer                                                                        --              16,000              --
  Deferred stock offering costs                                                       (309,565)         (172,025)         (647,689)
  Deferred financing costs                                                             (19,000)         (117,000)         (379,411)
  Proceeds from short-term borrowings                                                  200,000         1,685,289         2,734,891
  Proceeds from long-term debt                                                            --                --           1,114,137
  Repayment of short-term borrowings                                                (1,049,602)             --          (1,049,602)
  Repayments of long-term debt                                                      (1,044,935)          (14,265)       (1,103,736)
                                                                                   -----------       -----------       -----------

    Net cash provided by financing activities                                        2,997,735         1,497,999         6,679,160
                                                                                   -----------       -----------       -----------

Effect of exchange rate changes on cash                                                 (2,751)           (1,026)           (4,324)
                                                                                   -----------       -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       684,426          (372,053)           77,987

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        63,656           450,040              --
                                                                                   -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   748,082       $    77,987       $    77,987
                                                                                   ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                       $   315,972       $     7,391       $   386,893
                                                                                   ===========       ===========       ===========

  Transfer of common stock issued with guaranteed selling price
    to permanent capital                                                                             $    77,156
                                                                                                     ===========


                       See Notes to Financial Statements.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of TTR Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Note 2 - Comprehensive Income

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The foreign currency translation adjustment is the Company's only component of comprehensive income.

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

Note 4 - Notes Payable

         From April through July 1998, the Company realized gross proceeds of $1,462,500 from a private offering of 29.25 Units, each Unit consisting of $50,000 principal amount of 10% Promissory Notes and Warrants to purchase 11,500 shares of Common Stock. For financial reporting purposes, the Company recorded a note discount totaling $349,053, to reflect the value of the Warrants issued. The discount will be amortized on a straight-line basis over the term of the respective notes. The notes bear interest at the rate of 10% per annum and become due and payable together with accrued interest at the earlier of one year or 30 days following the consummation by the Company of any public or private equity or debt financing exceeding $1,000,000. The Warrants are exercisable for a four-year period at an exercise price equal to 115% of the public offering price in the proposed offering, or 115% of the price per share of the Common Stock on the date of the issuance of the Warrants if the offering is not completed by December 31, 1998.

         In September 1998, the Company issued a short-term non-interest bearing promissory note in the amount of $100,000. In connection therewith, the lender purchased 111,111 shares of Common Stock at par. For financial reporting purposes, the Company recorded a note discount totaling

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         $97,222, to reflect the value of the stock issued. The discount will be amortized on a straight-line basis over the term of the note. The note is due on March 31, 1999.

Note 5 - Bank Loan

         TTR Ltd. has an arrangement with its bank for a $55,000 line of credit. Outstanding borrowings are due on demand, bear interest at the rate of 15% per annum, and are secured by substantially all of the Subsidiary's assets. The bank from time to time advances credit in excess of $55,000. Such additional amounts bear interest at the rate of 17% per annum.

Note 6 - Stock Grants

         In June 1998 the Company issued 125,000 shares of Common Stock and 25,000 Warrants exercisable at 115% of the proposed public offering price to various consultants pursuant to one year consulting agreements. The Company recorded a charge to deferred compensation expense of $445,000 as a result of these issuances and is amortizing this amount over the term of the agreement.

Note 7 - Escrow Shares

         An aggregate of 1,000,000 shares of the Company's Common Stock, owned by its President and the Tokayer Family Trust (the Trust), have been designated as escrow shares. In February 1998, pursuant to the terms of the escrow agreement, 250,000 shares were forfeited and returned to the Company. In June 1998, the Company's President and the Trust waived their rights to the remaining 750,000 shares which have been returned to treasury and canceled.

Note 8 - Common Stock Issued with Guaranteed Selling Price

         In 1998, an individual who in 1997 had been issued 15,000 shares of Common Stock subject to a guaranteed selling price of $15.50 per share, sold his shares in the open market for $77,156. In 1998, the Company had paid the shortfall of $155,344, as required by the guarantee.

Note 9 - Warrant Exchange

         In July 1998, the Company issued 432,000 additional shares of Common Stock in exchange for 1,000,000 and 80,000 outstanding warrants exercisable at $7.00 and $11.20, respectively.

Note 10 - Proposed Public Offering

         On April 1, 1998, the Company entered into a letter of intent with an underwriter for a firm commitment public offering of 2,500,000 shares of the Company's Common Stock, and in July 1998, the Company filed a registration statement relating to these shares. The Company has postponed the Offering due to uncertainties in the equities market.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company also entered into a consulting agreement with the proposed underwriter. The agreement provides for an advance payment of $50,000, four-year Warrants to purchase up to 25,000 shares of the Company Stock at an exercise price of $5 5/8, and a fee of 5% of the exercise price of certain outstanding Warrants that are converted to Common Stock.

Note 11 - Employment Agreement

         In July, 1998, the Company entered into an eighteen-month employment agreement with its new Chief Executive Officer. The agreement provides for annual compensation of $210,000 and is automatically renewable for additional one-year terms. The Company also granted to the employee 250,000 options under the Company's 1996 Stock Option Plan (the "Plan") with a five-year vesting period.

         In October 1998, the Officer agreed to reduce his salary to $70,000 per annum and to defer the payment of the balance until such time as the Company raises a minimum of $3,000,000 in equity or debt financing. In addition, 250,000 non-plan options were issued in exchange for the options issued under the Plan. The options have an exercise price equal to the fair market value on the date of grant and vest immediately.

 Note 12 -  Subsequent  Events

         In October, 1998, the Company entered into a consulting agreement for the provision of financial consulting services to the Company. As consideration for the services to be provided thereunder, the Company issued to the Consultant 44,000 shares of Common Stock.

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

Overview

     TTR Inc. ("TTR" or the "Company") designs, markets and sells proprietary software anti-piracy products. The Company's flagship product, DiscGuard, embeds an indelible and non-reproducible digital signature on CD-ROMs that prevents unauthorized copies from operating. CD-ROMs are an optical medium used for storage of software and other electronic content. DiscGuard protection is transparent to the end user and is a cost effective way for a software publisher to reduce the piracy of its products. Tests performed in August 1998 on DiscGuard by NSTL, the premier independent testing organization for software and hardware products, revealed that DiscGuard was compatible with NTSL's entire test bed of CD ROM drives, which included drives manufactured by NEC, Hitachi, Sanyo, Samsung and Toshiba. As a result of this successful test, the NSTL has authorized TTR to use its prestigious "NSTL Tested" logo on its marketing material and literature.

     TTR's goal is to become the market leader in CD-ROM anti-piracy protection. The Company is implementing a two part strategy to achieve this objective. First, the Company intends to ensure that DiscGuard will be readily available to software publishers by integrating DiscGuard into the mastering equipment of a broad base of CD-ROM replicators, mass producers of CD-ROMs and DVDs ("Replicators"). At the same time, the Company is marketing DiscGuard directly to software publishers, who can then purchase DiscGuard protection through a Replicator for a per disc royalty fee.

     In October 1997, the Company entered into an exclusive license agreement with Doug Carson & Associates, Inc. ("DCA") to permit DCA to integrate DiscGuard into its mastering interface system ("MIS"), a key component of the mastering equipment used by Replicators in the production of glass masters used to mass produce CD-ROMs. The Company believes that DCA's MIS is currently installed in over 75% of the world's mastering equipment. DCA has agreed to sell DiscGuard compatible MIS and to use its best efforts to encourage Replicators to upgrade their MIS to include DiscGuard capability.

     In November 1997, Nimbus CD International, Inc. ("Nimbus"), a leading Replicator of CD-ROMs, entered into an agreement with the Company to integrate DiscGuard into its MIS and now offers DiscGuard protection to its large client base of software publishers throughout North America and Europe. In July 1998, the Company entered into a license agreement with SKC Co. Ltd. ("SKC"), the largest South Korean Replicator and a subsidiary of a major South Korean conglomerate. The Company expects that SKC will offer DiscGuard protection to software publishers throughout South Korea.

     In November 1998, the Company installed DiscGuard capabilities in Nimbus UK, the UK branch of Nimbus, in MPO, a large replicator in France with an annual capacity of more than 150 million discs and at Sonopress in Germany. Sonopress is one of the world's largest producer of CD-ROMs with an annual capacity of 228 million.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company commenced its marketing efforts in February 1998 and by September 30, 1998, had licensed DiscGuard to a number of software publishers world-wide that agreed to protect some or all of their titles distributed on CD-ROMs with DiscGuard. While these software publishers market mostly multimedia CD-ROMs, including games, design and reference software, the Company believes that DiscGuard will be beneficial to software publishers seeking to protect a broad range of products.

     In October 1998, the Company entered into an agreement with the China Intercontinental Communication Center, a government-authorized entity operating in the People's Republic of China and responsible for marketing and distributing a broad spectrum of media products, to exclusively supply DiscGuard to China's CD-ROM manufacturers and software publishers. Under the terms of the agreement, CICC undertook to implement DiscGuard technology such that TTR's DiscGuard-protected share of the applicable Chinese software market will comprise 3.5% in 1999, 10% in 2000 and 15% in 2001. CICC also undertook to implement DiscGuard in at least three CD-ROM mastering facilities by year-end 1999, and to protect at least one software title of each of the 15 largest Chinese software developers by June 30, 1999.

     The Company has recently opened sales offices in California, New York and London to establish a presence as well as maintain close contact with customers in these key software development markets. The Company has sought out distributors to market the Company's products in certain other areas, such as Asia, where the Company does not otherwise have a sales presence. In June 1998, the Company entered into a non-exclusive two year agreement with Eagle International Co. Ltd., a leading Japanese technology marketing company, for the distribution of DiscGuard in Japan, and also entered into a representation agreement with DM (Digital Media) Tech Co. ("Digital Media"), a South Korean Distributor, to market the Company's products in South Korea.

     The Company is actively marketing DiscGuard to other replicators and software publishers. As a fist step toward licensing DiscGuard, the Company encourages potential customers to conduct internal evaluations of the product as well as pilot tests. In a pilot test, the software publisher will distribute a number of copies of a CD-ROM software title to evaluate the effectiveness of DiscGuard. The Company is currently in various stages of pilot testing with several software publishers and Replicators.

     On April 1, 1998, the Company entered into a letter of intent with Josephthal &Co., Inc., respecting a firm commitment public offering of 2,500,000 shares of the Company's Common Stock (the "Offering"). In connection therewith, in July 1998, the Company filed a registration statement under the Securities Act of 1933, as amended, relating to these shares. Efforts to complete the Offering are in abeyance pending the stabilization of the market and the Company's stock price.

     To target effectively the large number of Replicators and software publishers that would benefit from the Company's products, TTR anticipates increasing the size of its sales force. The Company recently hired a Vice President of Sales to its ranks who will be overseeing the Company global sales efforts. In addition, the Company intends to add additional sales and marketing representatives, who will provide the Company with greater market presence.

     The priority of the Company's research and development efforts is to expand DiscGuard's capabilities and uses. DiscGuard is currently available for the Microsoft Windows family of operating systems (including Windows 98 & Windows
NT). TTR's current focus is to complete the development of DiscGuard for other operating systems and a version of DiscGuard to protect electronic content on DVDs. The Company also has other products in various stages of design and development. It is continuing to devote significant research and development resources to completing these projects. TTR intends to expand its research and development department in the next twelve months to assist these efforts.

     To augment the Company's administrative infrastructure to support its proposed growth, the Company intends to hire a chief financial officer as well as other customer service and support personnel.

     The Company currently has 35 employees and other service providers (including 15 in research and development) and expects to hire additional personnel in the next 12 month period.

     The Company's product development is centralized out of the facilities of its Israeli based subsidiary, TTR Technologies Ltd. (TTR Israel), at 2 Hanagar Street, Kfar Saba 44425 Israel.

Year 2000 Issues

     Certain organizations anticipate that they will experience organizational difficulties at the beginning of the year 2000 as a result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's plan for the Year 2000 calls for compliance verification with vendors, testing software in the Company's products for Year 2000 problems and communication with significant suppliers to ascertain their readiness for the Year 2000 problem. The Company has tested DiscGuard for Year 2000 compliance, and the Company believes that DiscGuard is Year 2000 compliant.

Liquidity and Capital Resources

     The Company does not have any commitments or plans to undertake significant capital expenditures. Management, however, anticipates that the Company will continue to expend significant funds in marketing and research and development activities.

     To date, the Company has not generated any significant revenues from operations. For the nine months ended September 30, 1998, the Company incurred net operating losses of $3,052,467. During this period, the Company expended $788,334 on research and development activities primarily associated with expanding DiscGuard's capabilities and uses. The Company also incurred a total of $890,612 in sales and marketing efforts with respect to Replicators and publishers. General and administrative expenses of $1,419,101 for the period reflects the Company's growth and expansion since its initial public offering in February 1997. The Company believes that continued expansion of its operations is essential to achieving and maintaining a strong competitive position.

     A substantial portion of the Company's operating expenses are attributable to non-cash charges associated with the compensation of senior company personnel through the issuance of stock options and stock grants. Such stock based compensation resulted in non-cash charges of $613,469 for the nine months ended September 30, 1998. The Company believes that these compensation levels were necessary to retain the services of qualified individuals.

     In connection with the private offering of Promissory Notes and Warrants, completed in July 1998, and the additional note issuance in September 1998, the Company recorded note discounts totaling $436,553, to reflect the value of the Warrants and Stock issued (See Note 4 in notes to the consolidated financial statements). The amortization of the discount resulted in a non-cash charge of $134,751 for the nine months ended September 30, 1998.

     Cash used for the nine months ended September 30, 1998 was $ 1,833,133. This included a one-time payment of $155,344 in connection with the guaranteed selling price of stock issued in a legal settlement (See Note 8 in notes to consolidated financial statement).

Financing Activities

     In September 1998, the Company borrowed, $100,000, evidenced by a note. The note is non-interest bearing and matures on March 31, 1999. In connection with the note, the Company issued 111,111 shares of Common Stock to the lender.

     In July 1998, the Company completed a private placement (the "1998 Debt Placement") of $1,462,000 in principal amount of 10% promissory notes (the "Notes"). The proceeds were used for working capital and general corporate purposes and the Company paid commissions of $117,000. The Notes are payable on the earlier to occur of (i) the first anniversary of the issuance of each of the Notes or (ii) 30 days following the completion of the Company of any public or private offering in an amount exceeding $1,000,000 (the "Subsequent Offering"). In connection with the 1998 Debt Financing, the Company issued warrants to purchase 336,375 shares of Common Stock at an exercise price equal to 115% of the price per share of Common Stock in the Subsequent Offering or 115% of the price per share of the Common Stock on the date of the issuance of the warrants if no Subsequent Offering is completed by December 31, 1998.

     The Company's existing cash balances and cash flows may not be sufficient to meet its current needs. The Company is, however, actively negotiating to raise up to $1.5 million for working capital purposes by way of a private placement of its securities. However, no assurance can be provided that the Company will be successful in obtaining such financing on terms and conditions acceptable to the Company.

                                     PART II

Item 1. Legal Proceedings

        Not Applicable

Item 2.   Change in Securities & Use of Proceeds

     1. (a) In September  1998, in connection  with the Loan, the Company issued
to  Tuva  Financial  Ltd.,  a  financial   services  company  operating  out  of
Switzerland, a total of 111,111 shares of Common Stock.

     (b) There were no underwriters with respect to the above transaction.

     (c) The shares were issued in consideration of an interest-free loan made to the Company.

     (d) The Company believes that the options were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


Item 3.  Default Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on 8-K

         b)  Exhibit 27 - - Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     TTR INC.
                                                     Registrant

Date: November 19, 1998                              By  /s/ Steven L. Barsh
                                                       -------------------------
                                                     Steven L. Barsh

                                                     Chief Executive Officer