Form 10KSB
period 1998-12-31
TTR INC
filed 1999-08-12
CIK 933955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
            Annual Report for the Fiscal year ended December 31, 1998

                             TTR TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

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

[Mark One]

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each Class:           Name of each exchange on which registered
          None                                      None

       Securities registered under Section 12(g) of the Exchange Act: None

              Common Stock, par value $0.001
                    (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|_| Yes |X| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for the Fiscal year ended December 31, 1998: $54,922

      The aggregate market value of the Registrant's Common Stock at August 9, 1999 held by persons deemed to be non-affiliates was approximately $14,330,370.

      As of August 2, 1999, the Registrant had outstanding 5,646,971 shares of $0.001 par value Common Stock.

Item 1. Business

Introduction

      We design, develop and market anti-piracy software technologies that provide encryption and copy protection for software applications distributed on CD-ROMs. Our proprietary product, DiscGuard, is designed to prevent unauthorized CD-ROMS from operating as intended. Our copy protection technologies are transparent to the legitimate end-user and do not require the user to install hardware "keys" or "dongles" on the user's desk top or to obtain an "unlock code" in order to run the protected application.

      Since our inception in 1994, we have focused on

      o     developing our proprietary anti-privacy technologies; and

      o in the last year, licensing a broad base of replicators, representing a significant percentage of the world replication market by disc volume, to use DiscGuard in their mastering equipment, making DiscGuard readily available to software publishers.

      With our manufacturing and replication infrastructure in place to have DiscGuard-protected software mass-produced on CD-ROMs by our network of licensed replicators, since the first commercial release of DiscGuard in February 1998, we have begun marketing DiscGuard to software publishers, directly and through distributors. Approximately 24 software publishers market some or all of their titles on DiscGuard-protected discs, representing approximately 400,000 CD-ROMs and approximately 71 software titles.

      Our goal is to establish DiscGuard as the leading product in our target market segment of software-based CD-ROM copy protection for high-volume multi-media consumer software, including games, entertainment and reference software and other install-to-use applications.

Industry Background

      Losses related to the unauthorized reproduction and use of software and other electronic content present a continuing concern for software publishers. Illegal copies of widely recognized software programs can be frequently purchased in several parts of the world at retail prices that are a fraction of those prevailing in the United States and Western Europe. The 1999 Global Software Piracy Report (a May 1999 study conducted by International Planning and Research Corp. for the Business Software Alliance and Software & Information Industry Association) estimates that losses from the piracy of business software exceeded $11.4 billion worldwide in 1997 and $11 billion in 1998. This amount represents more than one of every three new business software applications. In the United States alone, total losses from the piracy of business software reached nearly $2.9 billion in 1998. Further, approximately 76% of business software applications used in Eastern Europe, and approximately 36% of the business software applications used in Western Europe, were illegally copied. The

Interactive Digital Software Association, the trade group representing interactive entertainment software publishers, estimates that worldwide piracy of entertainment software cost U.S. based computer and game publishers $3.2 billion in 1998.

      The widespread use of CD-ROMs and other optical media exacerbates the consequences of piracy since CD-ROMs are capable of storing significantly more information than standard diskettes. Popular games, videos, educational materials, business and other professional applications are routinely distributed on CD-ROMs. According to Infotech Inc., a market research firm specializing in the optical media industry, content distributed on CD-ROMs and DVDs more than doubled between 1996 and 1998, and will exceed $75 billion by 2000. Such amounts represent estimated sales of approximately 1.6 billion units in 1998, and 2.4 billion units in 2000. Until recently, CD-ROM based applications have enjoyed some immunity from unauthorized reproduction due to the relatively high cost of the copying hardware. However, the wide availability and increasing affordability of CD recorders have greatly contributed to the increase in CD-ROM piracy. With a CD recorder, even the casual user can copy an unprotected application without significant impediment.

      Attempts by third parties to circumvent copy protection technologies have been and are expected to be a persistent problem, even in the face of the new United States Digital Millennium Copyright Act, which was signed in October 1998. The Act outlaws copy protection circumvention devices and technologies beginning in May 2000 and currently provides for both criminal and civil penalties for companies or individuals who import, produce or distribute devices designed to circumvent copy protection devices and technologies.

      Since prior laws to combat software piracy have not served as an effective deterrent, software publishers are seeking more effective methods to prevent the replication of unauthorized copies of their proprietary products. Software publishers presently use three primary strategies to protect content distributed on CD-ROMs, as follows.

      o Copy Protection. prevents the unauthorized reproduction of CD-ROMs. Copy protection is a software solution designed to detect the difference between a legitimate copy and an unauthorized copy of the software application, and prevent the unauthorized copy from operating. We compete in the copy protection segment of the anti-piracy market.

      o Restricted Usage. prevents the protected application from operating on more than one unit at the same time, but does not deter unauthorized reproduction. Included within this category are solutions which utilize a hardware component known as a "key" or "dongle." A dongle is a device that plugs into the computer and acts as a key to unlock the protected software. Dongles are typically provided directly to the software vendor and are frequently customized for particular software applications. We believe that the use of dongles presents significant operating difficulties and inconveniences for legitimate end-users. Dongles are not interchangeable among different applications, and require a separate key for each application, resulting in a "daisy chain" of dongles protruding out of the back of the computer. Due to its relatively high cost and inconvenience, the dongle is generally used in the United States only in high-end markets for expensive software, including scientific and computer-aided design software, although it is used more frequently outside the United States, particularly in Europe and Asia, for other applications. The use of dongles and other hardware components can be especially burdensome for high-volume, multi-media consumer software such as games, entertainment and reference software, and other install-to-use applications. Such software is not ordinarily installed onto a hard drive, but accessed from time to time from the CD-ROM. As a result, the dongle is needed each time the application is used.

      o Audit Trail. protection does not prevent piracy or unauthorized copying of CDs and DVDs. Audit trail merely furnishes information identifying illegal use and perhaps the source of the illegal reproduction. Examples of this are holograms and watermarks.

      We believe that in 1998, only approximately 3.0 million of the 1.6 billion discs sold included some form of copy protection, and that sales of all CD-ROM copy-protection products was approximately $170 million. The CD-ROM copy protection market is currently dominated by companies that offer the use of a hardware device such as a key or dongle that plugs into the back of a computer as an anti-piracy strategy. We believe that piracy is a critical issue in the software and electronic content publishing industry and that, as a result, software publishers, especially in the games and multi-media segment of the software market, are increasingly demanding copy protection from replicators. We believe that the global market for CD-ROM copy protection for the high-volume, multi-media consumer software market, including games, designs and reference software, and other install-to-use applications, is currently undeveloped.

Our Solution - DiscGuard

      We believe that copy protection offers software publishers the most effective solution to protect their products distributed on CD-ROMs and DVDs, while offering convenience and cost effectiveness to the software publisher and end-user. We believe that DiscGuard, our only commercially released product, provides a technologically superior, cost-effective, convenient, software-based anti-piracy solution for software distributed on CD-ROMs. DiscGuard distinguishes between an authentic CD-ROM and an unauthorized copy and controls the operation of the software on the DiscGuard protected CD-ROM. In particular, DiscGuard embeds an indelible and non-reproducible digital identification code or signature on CD-ROMs. Our technologies do not use keys or dongles or other hardware on the consumer's desktop.

      To protect a CD-ROM with DiscGuard, the software publisher first integrates its application with DiscGuard's proprietary detecting software. At the mastering facility, a DiscGuard-enhanced mastering machine adds a digital signature to the glass master that is used to mass-produce CD-ROMs. The remainder of the production process is the same as that for CD-ROMS that are not DiscGuard protected. When DiscGuard detecting software identifies a CD-ROM as authentic (i.e., containing a signature), it will allow the software application to operate as intended. DiscGuard will prevent a copy that does not contain this signature from operating as intended. DiscGuard is intended to prevent both consumer copying and professional remastering and replication. DiscGuard does not prevent the unauthorized multiple installation of hard-drive copies.

Our Strategy

      Our goal is to become the market leader in CD-ROM copy protection. To achieve this objective, the key elements of our strategy are to:

      o Continue to have DiscGuard Integrated into the Mastering Equipment of a Broad Base of Replicators of CD-ROMS. We intend to continue to license DiscGuard to leading mastering facilities and replicators and to support such mastering facilities and replicators.

      o Leverage Replicator Relationships and Increase Market Penetration among Software Publishers. We intend to license DiscGuard to an increasing number of software publishers, through direct marketing in the United States, Europe and the Middle East, through distributors in Asia, and through referrals from our licensed replicators. We may also seek a strategic alliance with an international marketing partner or increase our use of distributors in particular countries outside of Asia. We are targeting publishers of high-volume, multi-media consumer software such as games, entertainment and reference software, and other install-to-use applications, because unauthorized disc replication is the most common form of piracy of such applications.

      o Introduce New Product Applications. We intend to expand our technological base and extend DiscGuard protection to other segments of the software publishing industry. In addition, we believe that software developed for CD-ROM is beginning to migrate to DVDs, a format with much greater storage capacity than CD-ROMs. We anticipate that we will complete the development of a DiscGuard protection product for DVD's by the time DVD recorders become widely available, which we believe will occur over the next twelve to twenty-four months.

      o Pursue Royalty-Based Licensing Model. We are pursuing a royalty-based licensing model that results in a high margin, transaction-oriented business with recurring revenues. We typically license our technology under unit-based pricing schedules. Royalties and other fees are currently paid by software publishers and, to a lesser extent, by commercial replicators. We intend whenever feasible to continue to license our technologies to third parties for unit or transaction-based royalties and fees.

      o Protect Patent Position. We believe that our future success will depend, in part, on the continued protection or our proprietary technologies. We have applied for patents to protect our copy protection technologies and intend to pursue patent protection aggressively.

             Expand and Maintain Customer Support. We intend to expand and maintain our customer service capability as the number of our licensed publishers grows. To date, we have been able to provide satisfactory service and support to the relatively small number of our licensed publishers.

Customers

      Our efforts to date have largely been devoted to integrating DiscGuard into the mastering equipment of a broad base of licensed replicators, in order to provide our licensed publishers with a broad base of DiscGuard-licensed replicators. This, in turn, required us to ensure that DiscGuard was licensed to leading mastering equipment manufacturers in order to integrate DiscGuard into the mastering interface system used by leading replicators. In February 1998 we began marketing to software publishers.

      Mastering Equipment Manufacturers

      In order to produce DiscGuard-enhanced CD-ROMs, modifications to the laser optics system of CD-ROM mastering equipment are required. In October 1997, we signed an agreement with Doug Carson & Associates, Inc. to permit DCA to integrate DiscGuard into its mastering interface system (or MIS) for sale to replicators. The MIS is a key component of the mastering equipment used by replicators to produce the glass masters which are, in turn, used to mass-produce CD-ROMs and DVDs. Under this agreement, we granted DCA an exclusive, non-transferable, royalty free world-wide license, originally through December 31, 1998. Because DCA sold or upgraded a minimum number of units of the version of its MIS that supports DiscGuard prior to December 31, 1998, the exclusive license was extended until December 31, 1999. Under this agreement, DCA must use its best efforts to sell DiscGuard-enhanced units. We believe that DCA's MIS is installed in over 50% of the world's mastering equipment. We believe that our relationship with DCA has facilitated the commercial adoption of DiscGuard by making DiscGuard readily available to a broad base of replicators. Although our relationship with DCA is important, we believe that, if our exclusive license to DCA is not renewed or if our relationship with DCA is otherwise terminated, we will be able to establish relationships on acceptable terms with one or more other significant manufacturers of mastering equipment. We also believe that DiscGuard is or could readily be made compatible with the MIS of the other leading manufacturers, and that the MIS of the other manufacturers is, in turn, compatible with the mastering equipment of our existing DiscGuard-licensed replicators.

      Mastering and Replicators

      Our goal is to ensure that DiscGuard remains licensed to a significant number of replicators so that software publishers will continue to have access to DiscGuard from a conveniently located, regional replicator. We believe that the replication industry is characterized by thin margins and intense competition, and that DiscGuard provides added value to replicators by allowing them to offer an anti-piracy option to their software publishing customers. DiscGuard is currently available through several leading mastering and replication facilities.

      We authorize our licensed replicators to replicate DiscGuard-protected CD-ROMs for software publishers who have obtained the right to use DiscGuard directly from us or from an authorized distributor. Only a replicator that has purchased the DiscGuard option for its mastering equipment can offer DiscGuard protection to its customers. Licensed replicators of DiscGuard are required to report sales volumes of DiscGuard protected CD-ROMs to us. We have licensed the following replicators:

o Nimbus CD International, Inc., a leading British CD manufacturer and replicator, installed DCA's DiscGuard-enhanced MIS in its mastering equipment under a Development and OEM Licensing Agreement dated November 24, 1997 among DCA, Nimbus and us. Nimbus has a non-exclusive license to produce DiscGuard protected CD-ROMs. The agreement has a five-year term which is automatically renewable for successive one-year periods unless either party gives notice of its desire not to renew the term. Under this agreement, Nimbus is obligated to pay to us a percentage of the proceeds of any premium it charges on any DiscGuard-protected CD-ROM that Nimbus manufactures. Nimbus now offers DiscGuard protection to its software publishing clients in North America and Europe.

o SKC Co. Ltd., the leading South Korean replicator, was granted a three-year license in July 1998 (currently non-exclusive) to integrate DiscGuard into SKC's mastering equipment and distribute DiscGuard-protected CD-ROMs in South Korea. SKC is obligated to pay us a per disc fee based on the number of DiscGuard-protected CD-ROMs it sells. SKC also distributes and promotes DiscGuard to software publishers in South Korea.

o Sonopress Gmbh, a leading German mastering and replication company and the world's largest CD-ROM producer, entered into a sales and marketing agreement with us in February 1999. Sonopress's eleven plants throughout the world produce more than 2.5 million CDs daily. Sonopress has agreed to promote DiscGuard to its clients in the software publishing and CD-ROM replication industries. Sonopress can now master DiscGuard-protected applications at two of its eleven plants and replicate DiscGuard-protected applications at all eleven of its plants.

      We also signed a Technology Evaluation Agreement with MPO Disque Compact, a leading French mastering and replication company, and are currently negotiating a license and marketing agreement with MPO.

      We are currently pilot testing DiscGuard with additional replicators and are actively marketing DiscGuard to other replicators, sometimes in conjunction with sales representatives of DCA. We believe that the continued success of our efforts to integrate DiscGuard in the mastering equipment of a broad base of replicators will be a key factor in whether DiscGuard becomes the market standard for software anti-piracy protection.

      Software Publishers

      As part of our marketing strategy, we attempt to demonstrate to software publishers that, for a relatively modest investment per disc, DiscGuard can offer anti-piracy protection and give them the opportunity to reduce the loss of sales related to the unauthorized reproduction of their products. Since early 1998, we have signed license agreements with approximately 24 software publishers pursuant to which we have licensed DiscGuard to protect some or all of their software applications from unauthorized replication. Our licensed publishers include Software Manufacturing Corporation Ltd., Hed-Artzi Multi-media Ltd. (the largest Israeli software publisher), Codemasters Software and Compedia Ltd. The agreements typically require the software publisher to pay a license fee for each CD-ROM produced with DiscGuard. To date, DiscGuard protects more than 400,000 CD-ROMs, representing more than 71 software titles.

      We are currently in various stages of pilot testing DiscGuard with a number of publishers. In pilot testing, the software publisher distributes a relatively small number of discs of a CD-ROM software title to evaluate the effectiveness of DiscGuard.

Marketing and Sales

      We currently market to the North American market directly through our offices in New York City and Campbell, California, and to the European and Middle Eastern markets from our offices in Israel. We market to Asia through distributors.

      In June 1998, we entered into a non-exclusive two-year distribution agreement with Eagle International Co., Ltd., under which Eagle will sell and market DiscGuard to software publishers and replicators in Japan. The agreement is automatically renewable for additional one-year periods unless terminated by either party. Eagle pays a fee for each disc sold with DiscGuard and for equipment sold based upon our suggested end-user list prices. In October 1998, we signed a distribution agreement with the China Intercontinental Communication Center, a government-authorized agency, to exclusively supply China's CD-ROM manufacturers and software publishers with DiscGuard. The Software and Information Industry Association estimates a $1.2 billion loss to China's software industry from software piracy in 1998. We are exploring the possibility of establishing relationships with additional software distributors.

      To maintain our focus on product development and to avoid the expense of establishing our own global sales and marketing staff, we do not anticipate significantly expanding our currently limited internal sales and marketing capability. Nevertheless, if we do not succeed in significantly increasing the number of licensed publishers generated through our existing marketing efforts, we may seek a strategic alliance with a partner with an international marketing capability, or increase our use of distributors in particular countries outside of Asia. We are not currently engaged in negotiations with any potential strategic partner and there can be no assurance that we will be able to identify a suitable partner or that, if so, we will be able to sign an agreement on acceptable terms.

Research And Development; New Products

      The software industry in general is characterized by rapid product changes resulting from new technological developments, performance improvements and lower production costs. Our research and development activities have focused on developing products responsive to perceived immediate market demands. We believe that our future growth in the software anti-piracy industry will depend in large part on our ability to develop and apply our proprietary technology and know-how. We believe that the key to establishing DiscGuard as an effective product for software-based CD-ROM copy protection lies in our ability to continually enhance and upgrade DiscGuard so as to stay ahead of the efforts of counterfeiters and hackers to circumvent our technology. To date, due a lack of funding, our research and development efforts in this regard have been responsive rather than pro-active. We believe, nevertheless, that DiscGuard continues to provide effective CD-ROM copy protection, and that our technology is intrinsically less susceptible to circumvention and counterfeiting than the other software technologies used by our competitors in the consumer, multi-media software copy protection market segment.

      DiscGuard is currently available for the Microsoft Windows family of operating systems (including Windows 98 and NT). We intend to expand DiscGuard's capabilities to include other operating systems, and to protect DVDs. Although no assurance can be given, we believe that we will complete the development of DiscGuard protection for DVDs [by the time DVD recorders become widely available]. The DVD format is expected by industry experts to be superior to CD-ROM since the DVD format provides a very accurate playback of the original digital format recording. Additionally, one DVD can contain the same amount of data that seven to eight CDs currently contain. Industry experts believe that in the future, one DVD will be able to hold the same amount of data currently contained on 30 to 40 CDs.

      Our Israeli subsidiary has received a grant of $210,000 from the Chief Scientist of the State of Israel. We pay royalties to the Chief Scientist on proceeds from the sale of products derived from the research and development funded by the grant at the rate of 3% of the sales revenue for the first three years of such sales, 4% for the following three years, and 5% thereafter, up to a maximum of 100% of the grant. Our obligation to pay royalties to the Chief Scientist is limited to the amount of the grant received and is linked to the exchange rate of the dollar and the New Israeli Shekel. The Chief Scientist places certain restrictions on companies that receive funding relating to the transfer of know-how. We believe that these restrictions and obligations will not have a material adverse effect on our operations since we do not presently anticipate transferring ownership of the technology developed by us to third parties. The restrictions do not apply to the exports from Israel of products developed with such technologies.

      From the date of inception through March 31, 1999, we have expended approximately $2.9 million on research and development activities, including approximately $1.0 million for the year ended December 31, 1998, and approximately $316,000 for the three months ended March 31, 1999. We expect to maintain our research and development expense at approximately the current level for the foreseeable future.

      We are a member of the Software and Information Industry Association and of the Israeli Export Institute.

Competition

      The CD-ROM copy protection industry is extremely competitive. Our primary competitors include companies with substantially greater financial, technological, marketing, personnel and research and development resources than ours. There can be no assurance that we will be able to compete successfully in this market. In particular, certain companies, such as C-Dilla Limited, Sony DADC Austria AG, MLS LaserLock International Inc. and Link Data Security, claim to provide comprehensive optical media-based anti-piracy protection. Two of these competitors have relationships with DCA to make their products available. The copy protection products of C-Dilla, for example, are based on a technology which attempts to prevent unauthorized copying by encoding a disc with unreadable "bad sectors." This alternate copy-protection technology may prove to be more successful than DiscGuard, which embeds a digital signature in authorized discs and is designed to prevent discs which lack the signature from operating as intended. In addition, Rainbow Technologies Inc. and Aladdin Knowledge Systems Ltd. each have an established installed product base in the market for hardware key-based software copy protection products and could expand into our target market of copy protection products for consumer software contained on optical media such as CD-ROMs. There can be no assurance that other software companies will not enter the market in the future. Many of our competitors have existing relationships with major software developers in the United States, some of which are dominant software producers worldwide, and those existing relationships may impede our ability to sell our products to those customers and expand our market share. For example, C-Dilla has been acquired by Macrovision Corporation, a leader in the market for video security technology and products. There can be no assurance that we will be able to continue developing products with innovative features and functions, or that development by others of similar or more effective products will not render our products or technologies noncompetitive or obsolete.

Proprietary Rights

      We currently rely on a combination of trade secret, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in our products and other proprietary information. In addition, we have filed patent applications in the United States and Israel and under the Patent Cooperation Treaty with respect to the technology underlying DiscGuard. There can be no assurance that any patent will be issued or that our proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

      We believe that our software products are proprietary and are protected by copyright law, non-disclosure and secrecy agreements. We also rely on proprietary know-how and employ various methods, such as proper labeling of confidential documents and non-disclosure agreements, to protect our processes, concepts, ideas and documents associated with proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.

Employees

      We have 11 full-time employees, including seven in Israel and four in the U.S., including two in New York and two in California. None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We have not experienced any organized work stoppages and considers our relations with our employees to be good.

      Our future performance is highly dependent upon the continued service of members of our senior management and of Dr. Baruch Sollish, our Vice-President-Research and Development, in particular. We believe that our future success will also depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of its business.

Conditions in Israel

                              CONDITIONS IN ISRAEL

      The following information discusses certain conditions in Israel that could affect the Company's Israeli subsidiary, TTR Technologies, Ltd. All figures and percentages are approximate. A portion of the information with respect to Israel presented hereunder has been taken from Annual Reports of the Bank of Israel and publications of the Israeli Central Bureau of Statistics.

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and the Palestine Liberation Organization ("PLO")--Palestinian Authority representatives have been signed. In addition, Israel and several other Arab states have announced their intention to establish trade and other relations and are discussing certain projects. As of the date hereof, Israel has not entered into any peace agreement with Syria or Lebanon. Recently there has been stagnation in the peace process in the Middle East. There can be no assurance as to whether or how the "peace process" will develop or what effect it may have upon us. Beginning in 1948, nearly all Arab countries formally adhered to a boycott of Israel and Israeli companies and, since the early 1950's of non-Israeli companies doing business in Israel or with such companies. Despite measures to counteract the boycott, including anti-boycott legislation in the United States, the boycott has had an indeterminate negative effect upon trade with and foreign investment in Israel. We do not believe that the boycott has had a material adverse effect on the Company, but there can be no assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on the operation or expansion of its business.

      Generally, all male adult citizens and permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform certain military duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of the employees of the our Israeli subsidiary currently are obligated to perform annual reserve duty. While our Israeli subsidiary has operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on us in the future, particularly if emergency circumstances occur.

Economic Conditions

      Israel's economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts, security incidents and for at least the five years preceding 1997, expansion. The Israeli government has, for these and other reasons, intervened in the economy by utilizing, among other means, fiscal and monetary policies, import duties, foreign currency restrictions and control of wages, prices and exchange rates. The Israeli government periodically changes its policies in all these areas.

      The economic recession which began in 1997 continued during 1998, with a further decline in the rate of GDP growth and an increase in unemployment, despite a significant decrease in the balance of payments deficit and in the growth rate of the public sector deficit. These developments reflect the continued slow growth of domestic demand, the global economic slowdown, instability in international financial markets and continued tight fiscal and monetary policies aimed at maintaining economic stability and achieving budget deficit and inflation targets determined by the government. Other factors contributing to the continued economic slowdown were security and political uncertainty, and changes in the labor market, such as increases in the minimum wage and public sector employment.

      Despite improvements during 1998, Israel maintains a significant balance of payments deficit, primarily as a result of its defense burden, the absorption of immigrants, especially from the former Soviet Union, the provision of a minimum standard of living for lower income segments of the community and the maintenance of a minimum level of net foreign reserves. In order to finance this deficit, Israel must sustain an adequate inflow of capital from abroad. The major sources of the country's capital imports include U.S. military and economic aid, personal remittances from abroad, sales of Israeli government bonds (primarily in the United States) and loans from foreign governments, international institutions and the private sector.

Assistance From The United States

      The State of Israel receives significant amounts of economic and military assistance from the United States, averaging approximately $3 billion annually over the last several years. In addition, in 1992, the United States approved the issuance of up to $10 billion in loan guarantees during United States fiscal years 1993-1998 to help Israel absorb a large influx of new immigrants, primarily from the republics of the former Soviet Union. Under the loan guarantee program, Israel may issue up to $2 billion in principal amount of guaranteed loans each year, subject to reduction in certain circumstances. There is no assurance that foreign aid from the United States will continue at or near amounts received in the past. If the grants for economic and military assistance or the United States loan guarantees are eliminated or reduced significantly, the Israeli economy could suffer material adverse consequences.

Trade Agreements

      Israel is a member of the United Nations, the International Monetary Fund, the International Bank for Reconstruction and Development and the International Finance Corporation. Israel is also a signatory to the General Agreement on Tariffs and Trade, which provides for reciprocal lowering of trade barriers among its members. In addition, Israel has been granted preferences under the Generalized System of Preferences from the United States, Australia, Canada and Japan. These preferences allow Israel to export the products covered by such programs either duty-free or at reduced tariffs.

      Israel and the European Union concluded a Free Trade Agreement in July, 1975 which confers certain advantages with respect to Israeli exports to most European countries and obligates Israel to lower its tariffs with respect to imports from these countries over a number of years.

      In 1985, Israel and the United States entered into an agreement to establish a Free Trade Area, under which most products received immediate duty-free status, and by 1995 all other tariffs and certain non-tariff barriers on most trade between the two countries were ultimately eliminated.

      On January 1, 1993, an agreement between Israel and EFTA, which at present includes Norway, Switzerland, Iceland and Liechtenstein, established a free-trade zone between Israel and the EFTA nations.

      In recent years, Israel has established commercial and trade relations with a number of other nations, including Russia, China and nations in Eastern Europe, with which Israel had not previously had such relations.

Employees

      The Company's Israel subsidiary is subject to various Israeli labor laws and collective bargaining agreements between Histadrut and the federation of industrial employers. Such laws and agreements cover a wide range of areas, including hiring practices, wages, promotions, employment conditions (such as working hours, overtime payment, vacations, sick leave and severance pay), benefits programs (such as pension plans and education funds) and special issues, such as equal pay for equal work, equal opportunity in employment and employment of women. The collective bargaining agreements also cover the relations between management and the employees' representatives, including Histadrut's involvement in certain aspects of hiring and dismissing employees and procedures for settling labor disputes. Our Israel subsidiary continues to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. Israeli employers and employees are required to pay predetermined sums to the National Insurance Institute, an organization similar to the United States Social Security Administration. These contributions entitle the employees to receive a range of medical services and other benefits. Certain employees of the Company's Israeli subsidiary are covered by individual employment agreements.

Item 2. Description of Properties

      We lease a 4,860 square foot facility used in our research and development and administrative activities in Kfar Saba, Israel. The lease provides for a monthly rent of approximately $4,045 and an expiration date of May 31, 1999, subject to two optional annual renewals through May 2001. We have improved these facilities to meet the requirements of our research and development activities. We lease executive offices in New York City, comprised of 650 square feet leased at a monthly rental of $1,660 with a scheduled expiration date of June 30, 2002. We lease offices in Campbell, California which are used for sales and marketing. This lease is for 663 square feet at a monthly rental of $1,591 with an expiration date of January 31, 2000. We believe that these facilities are sufficient to meet the current and anticipated future requirements. We believe that we will be able either to renew our present leases or obtain suitable replacement facilities. In the opinion of management, our leased facilities in the U.S. are adequately covered by insurance. Our facilities in Israel are not insured.

Item 3. Legal Proceedings

      In June 1999 the Company received notice from Biscount Overseas Ltd., a selling stockholder, threatening to commence litigation for damages suffered as a result of the Company's failure to register shares of its common stock purchased by Biscount. Biscount alleges that we owes it $400,000, the full amount of its investment, plus approximately $60,000 in interest to date. The parties are attempting to settle this matter.

      Several suits have been filed and threats of litigation have been made against the Company and its Israeli subsidiary by various vendors and former employees for unpaid invoices and other amounts in an aggregate amount of approximately $147,000.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders on December 28, 1998 and the shareholders voted as to the following: (a) election of Marc D. Tokayer and Dr. Baruch Sollish as directors to serve for a term of one (i) year or until a successor is duly elected; (ii) approval of the name change of Company to "TTR Technologies, Inc."; (iii) approval of an amendment to the Company's Articles of Incorporation to authorize the issuance of Preferred Stock; (iv)approval of new Bylaws; (v) approval of an increase in the number of common shares reserved for issuance under the Company 1996 Stock Option Plan to 750,000 common shares and to amend such stock plan to permit the acceleration of vesting for certain options granted thereunder; (vi) approval of the adoption of the 1998 Non-Executive Directors Stock Option Plan and the reservation of 25,000 common shares for issuance thereunder; (vii) approval of the ratification of BDO Almagor & Co. as auditors for the year ending December 31, 1998.

    No other matters were submitted to a vote of shareholders during the year ended December 31, 1998.

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

                           Common Stock

Quarter Ended           High            Low

(1998)
March 31                $6              $4

June 30                 $5 1/2          $2 5/8

September 30            $3 1/4          $7/8

December 31             $3 1/6          $11/16

(1997)
March 31                $16 23/32       $9 1/4

June 30                 $15 7/8         $11

September 30            $13 3/4         $11

December 31             $11 15/16       $5 5/8

      The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of July 30, 1999 there were approximately 147 holders of record of our common stock, excluding stockholders whose stock is held either in nominee name or street name brokerage accounts. Based on information obtained from our transfer agent, as of such date, there were approximately 859 stockholders of our common stock whose stock is held in either nominee name or street name brokerage accounts.

      The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may deem relevant. The Company is not under any contractual restriction as to its present or future ability to pay dividends

Item 6. Management's Discussion and Analysis and Plan of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this prospectus.

General

Overview

      We design, develop and market anti-piracy software technologies that provide encryption and copy protection for software applications distributed on CD-ROMs. Our proprietary product, DiscGuard, is designed to prevent unauthorized CD-ROMS from operating as intended. Our copy protection technologies are transparent to the legitimate end-user and do not require the user to install hardware "keys" or "dongles" on the user's desk top or to obtain an "unlock code" in order to run the protected application.

      Since our inception in 1994, we have focused on

      o     developing our proprietary anti-privacy technologies; and

      o in the last year, licensing a broad base of replicators, representing a significant percentage of the world replication market by disc volume, to use DiscGuard in their mastering equipment, making DiscGuard readily available to software publishers.

      With our network of licensed replicators in place to have DiscGuard-protected software mass-produced on CD-ROMs, since the first commercial release of DiscGuard in February 1998, we have begun marketing DiscGuard to software publishers, directly and through distributors. Approximately 24 software publishers market some or all of their titles on DiscGuard-protected discs, representing approximately 400,000 CD-ROMs and approximately 71 software titles.

      Our goal is to establish DiscGuard as the leading product in our target market segment of software-based CD-ROM copy protection for high-volume multi-media consumer software, including games, entertainment and reference software and other install-to-use applications.

      In 1997, we completed an initial public offering to raise working capital. We have had difficulty in the past twelve months in raising financing needed to fund our operations and have, therefore, significantly curtailed our activities. In the summer of 1998, we abandoned a proposed public offering of our common stock after filing a registration statement therefor, due to a correction in the stock market.

      We have $1.5 million in aggregate principal amount of indebtedness currently due and payable together with interest thereon. The holders of an aggregate of $562,500 in principal amount of such indebtedness have agreed to extend the maturity thereof until various dates from April through July 2000. We are attempting to obtain similar extensions from the holders of the balance of such indebtedness. There can be no assurance that any extensions will be granted with regard to all or any part of such balance. We will need to obtain additional financing or otherwise reallocate our available funds in order to repay any amount of such indebtedness as to which no extension is granted.

      If we receive extensions with respect to the entire balance of such indebtedness, we anticipate that our cash on hand, together with the proceeds (before deducting approximately $112,000 in fees and commissions) from the sale of an additional $1.0 million in principal amount of our 10% Convertible Debentures due April 30, 2001 not later than five days after the effective date of a registration statement relating to the common shares issued upon (and in connection with) the conversion of the Debentures (of which $400,000 has been pre-funded) will allow us to maintain operations through November 1999. Thereafter, from December 1999 through December 2000, we will need additional financing of at least $4.6 million of investment capital, funding by strategic partner(s) or operating revenues to continue operating, pay suppliers and other creditors and retire an aggregate of $1.9 million in outstanding principal amount of indebtedness other than the Debentures. We do not have any commitments for any additional financing other than the sale of the additional $1.0 million in principal amount of Debentures (of which $400,000 has been pre-funded).

      We have not had any significant revenues to date. As of March 31, 1999, we had an accumulated deficit of approximately $12.9 million. Our expenses have related primarly to expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses. The report of the independent auditors on our financial statements for the year ended December 31, 1998 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

      Subject to our raising sufficient financing in the future, we intend to increase our research and development efforts. We believe that the software developed for CD-

ROMs has begun to migrate to DVDs, a medium with greater storage capacity. We hope to complete the development of DiscGuard protection for DVDs by the time DVD drives become widely available and software is distributed on DVDs.

      We intend to ensure that DiscGuard remains integrated into the mastering equipment of a broad base of replicators (i.e., mass producers of CD-ROMs), affording software publishers convenient access to DiscGuard-licensed replicators. We will continue our marketing efforts by directly distributing our product in the United States, Europe and the Middle East, utilizing distributors in Asia and acting on referrals from our replicators. If we do not succeed in significantly increasing the number of licensed publishers generated by our existing marketing efforts, we may also seek a strategic alliance with an international marketing partner or increase our use of distributors in particular countries outside of Asia. On June 1, 1999, we hired a Chief Operating Officer to oversee our marketing efforts.

Revenue Sources

      Our main source of revenue is from royalties payable by software publishers under non-exclusive license agreements with such software publishers. Typically, our license agreements relate to some or all of a publisher's software titles on CD-ROMs. These license agreements have unit-based pricing schedules, based on the number of CD-ROMs produced by a replicator. We recognize revenue when CD-ROM discs are produced for our licensed software publishers by our licensed replicators. We also receive a limited amount of revenue from our licensed replicators.

Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price as of the date of grant is recognized over the period that services are rendered. As more fully described below in "Results of Operations," we have recorded expense in connection with stock based compensation during the years ended December 31, 1997 and 1998, as well as deferred compensation expense for the value of the grants that were not yet earned as of such dates. We currently expect to amortize $399,420 million in 1999 and $6,422 in 2000 as deferred compensation expense in respect of options outstanding at December 31, 1998.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

      We reported revenues for the first time in 1998 totaling $54,922. All of the revenues were derived from license fees received from licensees of DiscGuard.

      Research and development costs for the year ended December 31, 1998 were $1,032,253 as compared to $967,155 for 1997. Research and development costs in 1998 were expended in developing improved versions of DiscGuard following its commercial introduction in February 1998.

      Sales and marketing expenses for the year ended December 31, 1998 were $1,837,931 as compared to $1,421,496 for 1997. This increase reflects our intensified marketing activities when DiscGuard became commercially available in the first quarter of 1998.

      General and administration expenses for the year ended December 31, 1998 were $2,380,976 as compared to $1,477,085 for 1997. The increase in general and administrative spending was primarily due to increased staffing, public relations and professional fees relating to a proposed secondary public offering of common stock in July 1998.

      Operating expenses include $1,305,000 and $1,173,000 of stock-based compensation for the years ended December 31, 1998 and 1997, respectively.

      Interest expense for the year ended December 31, 1998 increased to $410,715 as compared to $113,445 during 1997 due to the increase in debt financing activity in the year. Included in interest expense is non-cash amortization of note discount in the amount of $272,009 for the year ended December 31, 1998. Note discounts were imputed to reflect the equity component of the related financings.

      Interest income was $3,413 for the year ended December 31, 1998 as compared to $42,069 for 1997. The decrease was a result of higher average cash holdings during 1997.

      For the year ended December 31, 1998 we had a loss of $5,578,540 as compared to $4,119,612 for 1997. This increase was a result of the increased operating and interest expenses for the year.

Liquidity and Capital Resources

      At December 31, 1999, we had cash of approximately $74,500, representing a decrease of approximately $376,000 over December 31, 1997. During the year ended December 31, 1998 we used net cash for operations of $2,235,231 as compared to $2,735,369 in 1997.

      We have curtailed expenses in many areas, including reductions in personnel. We believe that ongoing investment in research and development activities and marketing, especially to software publishers, will be critical to our ability to generate revenue and operate profitably. We anticipate that we will continue to expend significant funds in research and development activities and marketing.

      In May 1999, we issued $1.0 in aggregate principal amount of our 10% Convertible Debentures due April 30, 2001. The Debentures were issued pursuant to an agreement which provides that, subject to certain conditions, the Debenture holders will purchase an additional $1.0 million in aggregate principal amount of 10% Debentures not later than five days after the effective date of a registration statement relating to the common shares issued upon (and in connection with) the conversion of the Debentures (of which $0.4 million was pre-funded in July 1999).

      We have approximately $1.5 million in aggregate principal amount of indebtedness currently due and payable together with interest thereon. The holders of an aggregate of $562,500 in principal amount of such indebtedness have agreed to extend the maturity thereof until various dates from April through July 2000. We are attempting to obtain similar extensions from the holders of the balance of such indebtedness. There can be no assurance that any extensions will be granted with regard to all or any part of such balance. We will need to obtain additional financing or otherwise reallocate our available funds in order to repay any amount of such indebtedness as to which no extension is granted.

      If we receive extensions with respect to the entire balance of such indebtedness, we anticipate that cash on hand, as well as the $1.0 million (before deducting approximately $112,000 in fees and commissions) due to be invested upon purchase of the additional Debentures (of which $400,000 has been pre-funded), will allow us to bring several supplier and vendors current and to maintain operations through November 1999. Thereafter, from December 1999 through December 2000, we will need additional financing of at least $4.6 million of investment capital, funding by strategic partner(s) or operating revenues to continue operating, pay suppliers and other creditors and retire an aggregate of $1.9 million in outstanding principal amount of indebtedness other than the Debentures. We are currently reviewing possible private sales of equity or debt with equity features and arrangements with strategic partners. We have no commitments for any such financing and there can be no assurance that we will obtain additional capital when needed or that any such additional capital will not have a dilutive effect on current stockholders.

Year 2000 Issues

Background

      Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because these systems may have been developed using two digits rather than four to determine the applicable year. For example, computer systems that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

State of Readiness

      Our business is dependent on the operation of numerous systems that could potentially be affected by Year 2000 related problems. Those systems include, among others:

o hardware and software systems that we use internally in the management of our business;

o     software products that we have developed;

o     the internal systems of our customers and suppliers; and

o non-information technology systems and services that we use in the management of our business, such as telephone systems and building systems.

      Based on an analysis of the systems potentially affected by conducting business in the twenty-first century, we are applying a phased approach to making such systems, and accordingly our operations, Year 2000 ready. Beyond awareness of the issues and scope of systems involved, the phases of activities in progress include:

      o an assessment of specific underlying computer systems, programs and/or hardware;

      o     rededication or replacement of Year 2000 non-compliant technology;

      o     validation and testing of technologically Year 2000 ready solutions;
            and

      o     implementation of the Year 2000 ready systems.

The table below provides the status and timing of these phased activities:

Affected Systems                        Status
----------------                        ------

Software                                Assessment completed; conducting ongoing
products that we                        validation and testing
license or sell                         (see details below)

Hardware and software                   Assessment completed;
systems that we use                     certain components replaced;
                                        conducting validation and testing

Internal systems of our                 Assessment not yet completed
customers and suppliers

Non-information technology              No assessment made
systems and certain services
that we use in the management
of our business, internal and
external, such as telephone
systems and building systems

Product Status

      DiscGuard is not date or time sensitive. We have tested and verified DiscGuard as Year 2000 ready. Year 2000 readiness does not include the performance or functionality of third party products, including hardware or software with which DiscGuard interfaces.

Costs to Address Year 2000 Readiness

      We have expensed as incurred all costs directly related to Year 2000 readiness, even in cases where non-compliant information technology systems have been replaced. To date, these costs have been insignificant. The replacement cost of non-information technology systems would have been incurred, regardless of the Year 2000 issue.

      We do not believe that future expenditures to upgrade internal systems and applications will have a material adverse effect on our business, financial condition and results of operations. In addition, while the potential costs of redeployment of personnel and any delays in implementing other projects is not known, the costs are anticipated to be immaterial.

Risks of Year 2000 Issues

      We believe that DiscGuard is Year 2000 ready; however, success of our Year 2000 readiness efforts may depend on the success of our customers in dealing with their Year 2000 issues. We license DiscGuard to customers in several different industries--i.e., to manufacturers of mastering equipment, replicators and software publishers--each of which are experiencing different issues with Year 2000 readiness. Customer difficulties with Year 2000 issues could interfere with the use of DiscGuard, which might require us to devote additional resources to resolve the underlying problems. If the problem is found to lie in DiscGuard, our business, financial condition and results of operations could be materially adversely affected.

      Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 ready. The costs of becoming Year 2000 ready for current or potential customers may result in reduced funds available to purchase and implement our products. In addition, we rely on various entities that are common to many businesses, such as public utilities. If these entities were to experience Year 2000 failures, our ability to conduct business would be disrupted.

      Although we believe that our Year 2000 readiness efforts are designed to appropriately identify and address those Year 2000 issues that are within our control, there can be no assurance that our efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations. The novelty and complexity of the issues presented and our dependence on the preparedness of third parties are among the factors that could cause our efforts to be less than fully effective. Moreover, Year 2000 issues present many risks that are beyond our control, such as the potential effects of Year 2000 issues on the economy in general and on our business partners and customers in particular.

Contingency Plans

      We have conducted an assessment of certain of our Year 2000 exposure areas in order to determine what steps beyond those identified by our internal review were advisable and no additional work was recommended. We do not presently have a contingency plan for handling Year 2000 issues that are not detected and corrected prior to their occurrence. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations. Any such occurrence could adversely affect our business.

Item 7. Financial Statements

The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As of July 30, 1999, the directors, officers and key employees of TTR are as follows:

Name                    Age         Position

Marc D. Tokayer         42          Chairman of the Board, Chief Executive
                                    Officer, President and Treasurer; and
                                      President and Director of our Israeli
                                      subsidiary

Emanuel Kronitz         40          Chief Operating Officer

Baruch Sollish          52          Director, Vice President-Research
                                    and Development, Secretary; Chief
                                    Technology Officer of our Israeli
                                    subsidiary

      All officers serve until the next annual meeting of directors and until their successors are elected and qualified.

      Marc. D. Tokayer, has been Chairman of the Board of Directors, President, and Treasurer of TTR since he founded TTR in July 1994 and has been Chief Executive Officer of TTR since he resumed the position in January 1999. He has served as President and Chairman of the Board of Directors of TTR's Israeli subsidiary since its inception in December 1994.

       Emanuel Kronitz, has been the Chief Operating Officer of TTR since June 1, 1999. From January through May 1999 he served as CEO of Smart Vending Solutions Inc., a Delaware corporation, which developed a novel vending machine based on free access technology. From November 1997 through January 1999, he was president of Orgad Creations Ltd., an Israeli company engaged in the electroforming of gold jewelry. From January 1996 through November 1997, he was a Senior Investment Manager at Leumi & Co, Investment Bankers Ltd., an Israeli investment bank, where he was in charge of investment portfolio of approximately 30 high-tech and industrial companies. Between January 1994 and December 1995, he was a Vice President of Business Development at the Elul Group, an Israeli high tech marketing and investment company, where he was primarily responsible for identifying and negotiating new business ventures. He received an LLB (law degree) from Bar Ilan University, Tel Aviv in 1983 and an MBA from York University in Toronto in 1988.

      Baruch Sollish, Ph.D, has been a Director of TTR since December 1994 and has served as Vice President--Research and Development and Secretary of TTR since September 1996. From June 1987 through December 1994, Dr. Sollish founded and managed Peletronics Ltd., an Israel software company, engaged primarily in the field of smart cards and software design for personnel administration, municipal tax authorities and billing procedures at bank clearance centers. Dr. Sollish holds six United States patents in the fields of electro optics, ultrasound and electronics and has published and lectured extensively. Dr. Sollish received a Ph.D. in Electrical Engineering from Columbia University in 1973.

      There are no family relationships between any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer.

      Our Board of Directors is currently comprised of two Directors. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

      The Board of Directors has created a Stock Option Committee to administer our 1996 Stock Option Plan. This Committee is currently composed of Marc Tokayer.

Section 16 Filings

      The Company believes that (i) each of Marc D. Tokayer and Baruch Sollish failed to timely file a Form 3 in connection with their appointment as executive officers and directors, (ii) the Tokayer Family Trust failed to file a Form 3 to report its their shareholdings in the Company, (iii) each of Marc D. Tokayer, Baruch Sollish and the Tokayer Family Trust have failed to file a Form 4 to reflect the voting agreement among them, (iv) Marc Tokayer and the Tokayer Family Trust have failed to file Form 4s relating to their waiver with respect to and the Company's cancellation of 750,000 shares of common stock placed in escrow, (iv) Messrs. Shavit and Barsh each failed to file a Form 3 to report their respective appointment as executive officers and, in the case of Mr. Shavit, as a director, and a Form 4 to report the grant of options to purchase shares of common stock of the Company. The exchange of such options for stock and, in the case of Mr. Shavit, a Form 4 relating to the termination of his employment.

Item 10. Executive Compensation

      The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to, or earned by, the Chief Executive Officer of TTR and to all other executive officers (the "Named Executive Officers") serving as such at the end of 1998 whose compensation exceeded $100,000 for fiscal 1998.

                           Summary Compensation Table

                                                                                      Long Term Compensation
                                                                        ------------------------------------------------
                                        Annual Compensation                      Awards                    Payouts
                                ------------------------------------    ------------------------    --------------------
                                                                        Restricted    Securities
Name and                                                Other Annual      Stock       Underlying     LTIP
Principal Position      Year    Salary       Bonus      Compensation      Awards       Options      Payouts    All Other
------------------      ----    ------       -----      ------------      ------       -------      -------    ---------
Compensation
------------
Marc D. Tokayer         1998   $64,430      $12,019      $14,423(1)
Chairman,               1997    73,850        7,647       26,307(1)         0             0            0           0
President & CEO         1996    66,686       12,876       19,278(1)         0             0            0

Baruch Sollish          1998   $91,678      $42,015      $13,927            0             0            0
Vice-President-         1997    99,931       50,000(2)    24,875(1)         0             0            0
Research &              1996    69,517            0       14,037(1)         0             0            0
Development

Steven L. Barsh         1998    93,334(4)         0            0            0         250,000(5)       0
Former Chief            1997         0            0            0            0             0
Executive Officer(3)    1996         0            0            0            0             0            0

(1) Includes contributions to insurance premiums, car allowance and car expenses.

(2) Comprises a one-time payment made in consideration of Dr. Sollish's waiver of incentive bonus payments due to him under his employment agreement.

(3) Mr. Barsh's employment commenced in July 1998 and terminated as of February 12, 1999. See "Certain Relationships and Related Transactions."

(4) Reflects a reduction in annual salary from $210,000 to $70,000 in October 1998. See "Certain Relationships and Related Transactions."

(5) Reflects the exchange on October 20, 1998 of 250,000 options granted under the 1996 Stock Option Plan at an exercise price of $2 15/16 per share for 250,000 non-plan options with an exercise price of $15/16 per share. In July 1999 such options were exchanged for 150,000 shares of our common stock. See "Certain Relationships and Related Transactions."

                       Options Granted In Last Fiscal Year

      The following table sets forth certain information concerning options granted to the Named Executive Officers during 1998:

                 Number of    % of Total
                 Shares       Options
                 Underlying   Granted to   Exercise or   Market
                 Options      Employees    Base Price    Price on     Expiration
Name             Granted      in 1998      ($/Share)     Grant Date   Date
----             ----------   ----------   -----------   ----------   ----------

Steven Barsh     250,000(1)   86%          $.0.93(1)     $0.93(1)(2)  2007

(1) Reflects the exchange on October 20, 1998 of 250,000 options granted under the 1996 Stock Option Plan at an exercise price of $2 15/16 per share for 250,000 non-plan options with an exercise price of $15/16 per share. In July 1999 such options were exchanged for 150,000 shares of our common stock. See "Certain Relationships and Related Transactions."

(2) Based on the closing price of the common stock ($0.93) on October 20, 1998, as reported on the OTC Electronic Bulletin Board.

                    Aggregate Options Exercised In Last Fiscal year
                        And Fiscal Year End Option Values

      The following table sets forth information with respect to option exercises during the year ended December 31, 1998 and the number and value of options outstanding at December 31, 1998 held by the Named Executive Officers:

                                           Number of Shares
                                           Underlying
                                           Unexercised
                  Shares                   Options at
                  Acquired                 December 31, 1998       Value of Unexercised
                  on          Value        Exercisable ("E")       In-the-Money Options at
Name              Exercise    Realized     Unexercisable ("U")     December 31, 1998(1)
----              --------    --------     -------------------     --------------------
Steven Barsh      0           0            250,000(E) /0(U)        $48,750

(1) Based upon the difference between the exercise price of such options ($0.93) and the closing price of the common stock ($1.125) on December 31, 1998, as reported on the OTC Electronic Bulletin Board.

Stock Option Plans

      1996 Stock Option Plan. Our current policy is that all full time key employees be considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution to TTR and level of performance shown during the year. Stock options are intended to improve loyalty to TTR and help make each employee aware of the importance of our business success.

      We have adopted our 1996 Incentive and Non-Qualified Stock Option Plan. The 1996 Stock Option Plan provides for the grant to qualified employees (including officers and directors) of options to purchase shares of Common Stock. A total of 750,000 shares of Common Stock have been reserved for issuance upon exercise of stock options granted under the 1996 Stock Plan.

      The 1996 Stock Plan is administered by a Stock Option Committee of the Board of Directors. The Committee consists of Mr. Tokayer. Members of the Committee are not eligible for awards. The Committee has discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the 1996 Stock Plan. Options granted under the 1996 Stock Plan may be non-qualified stock options or Incentive Stock Options (an option which qualifies under Section 422 of the Internal Revenue Code) but in any case the exercise price of options granted may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is an Incentive Option to an employee who owns more than 10% of the outstanding Common Stock). Options may not be exercised more than 10 years after the grant (five years if the grant is an Incentive Option to any employee who owns more than 10% of the outstanding Common Stock). The Committee may, in its discretion (i) accelerate the date or dates on which all or any particular option or options granted under the 1996 Stock Plan may be exercised, or (ii) extend the dates during which all, or any particular, option or options granted under the 1996 Stock Plan may be exercised, provided, that no such extension shall be permitted if it would cause the 1996 Option Plan to fail to comply with Section 422 of the Code or with Rule 16b-3 of the Securities and Exchange Act of 1934. Except as otherwise determined by the Committee at the date of the grant of the option, and subject to the provisions of the 1996 Stock Plan, an optionee may exercise an option at any time within one year (or within such lesser period as may be specified in the applicable option agreement) following termination of the optionee's employment or other relationship with TTR if such termination was due to the death or Disability (as defined) of the optionee but in no event later than the expiration date of the Option. Except as otherwise determined by the Board of Directors or the Committee at the date of the grant of an Option, if the termination of the optionee's employment or other relationship is for any other reason the Option shall expire immediately upon such termination. Options granted under the 1996 Stock Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the 1996 Stock Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

      As of June 30, 1999, 423,700 options to purchase shares of common stock were outstanding under the 1996 Stock Plan.

      Non-Executive Directors Stock Option Plan. We adopted our 1998 Non-Executive Director Stock Option Plan in July 1998 to provide an incentive for attracting and retaining on our Board the service of qualified individuals who are not otherwise employed by us or any subsidiary.

      The Directors Plan is administered by the Board of Directors. We have reserved 25,000 shares of Common Stock under the Directors Plan for issuance upon the exercise of stock options. Options are exercisable upon the date of grant and expire five years from the date of grant. Upon termination of any director, the options expire within two months of such termination. The exercise price of the option will be the fair market value of the Common Stock on the date of the grant of the option. The number of options and prices at which they are exercisable are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. No options may be granted under the Directors Plan after July 2008. As of June 30, 1999 no options were outstanding under the Directors Plan.

Employment Agreements

      Our Israeli subsidiary entered into an employment agreement in August 1994 with Marc Tokayer, pursuant to which Mr. Tokayer is employed as its General Manager for a term which is automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the current expiration date. Mr. Tokayer receives an annual salary of $74,232, subject to increase and the grant of a performance bonus in the Board's discretion. If Mr. Tokayer is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony, he will be entitled to continue to receive his salary and benefits for an additional 12 months, subject to certain limitations. Mr. Tokayer's agreement contains customary confidentiality and noncompete provisions that prohibit him from competing with us or soliciting its employees for one year following the termination of his employment.

      We signed an employment agreement with Emanuel Kronitz as of June 1, 1999, pursuant to which Mr. Kronitz is employed as our Chief Operating Officer. The agreement is for a term of one year and is automatically renewable for additional one year terms, unless terminated in accordance with the agreement. The agreement is terminable by either party upon 90 days prior notice. Mr. Kronitz is paid a monthly salary of $5,000 plus benefits and was granted options under the 1996 Option Plan to purchase 235,000 shares of our common stock, at an exercise price of $0.01 per share, which options vest in equal monthly installments over three years. Mr. Kronitz's agreement contains customary confidentiality and noncompete provisions that prohibit him from competing with us or soliciting our employees for one year following the termination of his employment.

      Our Israeli subsidiary entered into an employment agreement with Dr. Baruch Sollish in December 1994, pursuant to which Dr. Sollish is employed as Director of Product Research and Development of TTR Israel. The agreement is renewable from year-to-year, subject to termination by either party on not less than 60 days notice prior to the end of any calendar year. Dr. Sollish receives an annual base salary of $91,678 subject to increase and the grant of a performance bonus in the Board's discretion. In March 1997, in consideration of Dr. Sollish's waiver of certain incentive bonus payments due payable to him under the agreement based on revenues from certain products, Dr. Sollish received a one-time bonus payment of $50,000. Dr.

Sollish's agreement contains customary confidentiality and non-compete provisions that prohibit him from competing with us for one year, or soliciting its employees for one year, following the termination of his employment.

Report on Repricing of Options

      In connection with the termination of Steven Barsh as our Chief Executive Officer, the Board of Directors approved the exchange of 250,000 options granted to Mr. Barsh under the 1996 Stock Option Plan at an exercise price of $2 15/16 per share, the fair market value of the common stock on the date of the original grant, for 250,000 immediately exercisable, non-plan options with an exercise price of $15/16 per share, the fair market value of the common stock on October 20, 1998, the effective date of the exchange. In approving the exchange and the repricing of the non-plan options granted in exchange for the plan options surrendered, the Board based the repricing on a comparison of the fair market value of the common stock on the date of the original grant to its fair market value on the date of the exchange and on the desirability of effecting a settlement with Mr. Barsh. See "Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of July 30, 1999, concerning the ownership of the Common Stock by (a) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock (b) each of the Company's directors (c) all current directors, officers and significant employees of the Company as a group. Except as otherwise indicated, the stockholders listed in the table have the sole voting and investment power with respect to the shares indicated.

Name and Address of               Shares of Common Stock
Beneficial Owner                  Beneficially Owned (1)    Percent of Class (2)

Wall & Broad Equities, Inc.       1,300,000 (3)                    18.71

Blumfield Investment Inc.         837,209 (4)(5)                   12.91

Wayne Invest &
  Trade Inc.                      837,209 (4)(5)                   12.91

Burstein & Lindsay
  Securities Corp.                837,209 (4)(5)                   12.91

Madison Trading                   837,209 (4)(5)                   12.91

Marc D. Tokayer                   618,547 (6)                      10.95

L&H Foundation                    418,605 (7)(5)                   6.9

Econor Investment
  Corporation                     418,605 (7)(5)                   6.9

K & D Equities, Inc.              400,000 (3)                      6.61

Jarvis Developments
  Limited                         287,426                          5.09

Baruch Sollish                    150,000 (8)                      2.66

Emanuel Kronitz                   32,639  (9)                       *

All directors and officers as
a group (3 persons)               801,186 (10)                     12.49%

*     Indicated less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days after the date of the information in the table are deemed to be beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, the persons or entities named in the table above are believed to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2) For purposes of calculating the percentage of outstanding shares held by each person named below, any shares which such person has the right to acquire whether within 60 days after the date of the information in the table or later are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.
(3)   Represents shares issuable upon exercise of warrants or options.
(4) Represents (i) shares issuable upon conversion of $400,000 in aggregate principal amount 10% Convertible Debentures due April 30, 2001, based on an assumed conversion price of $0.86, together with interest thereon accrued through the maturity date thereof and (ii) 279,070 shares issuable upon the exercise osf Warrants issuable upon conversion of the Debentures at such assumed conversion price.
(5) In accordance with the terms of the Debentures, the assumed conversion price reflects the average of the closing trading prices of the common stock on the three days during the 30 day period preceding May 19, 1999, the initial closing date of sales of the Debentures, on which the closing price of the common stock was lowest. The actual conversion price will be based on a formula stated in the Debentures and may be higher or lower than the assumed price. As required by SEC regulations, the number of shares shown as beneficially owned includes shares which could be purchased within 60 days. However, the terms of the Debentures and Warrants of this shareholder specify that the shareholder can not convert the Debentures or exercise its Warrants to the extent that such conversion or exercise would result in the shareholder and its affiliates beneficially owning more than 9.99% of our then outstanding common stock. Thus, although some of the shares listed in the table might not be subject to purchase by the shareholder during that 60 day period, they are nevertheless included in this table. The actual number of shares of common stock issuable upon the conversion of the Debentures and exercise of the Warrants is subject to adjustment and could be materially less or more than the number estimated in the table. This variation is due to factors that cannot be predicated by us at this time. The most signifacant of these factors is the future market price of the common stock.
(6) Includes 324,274 shares held by The Tokayer Family Trust. Mr. Tokayer's wife is the trustee and Mr. Tokayer's children are the income beneficiaries of the Trust. Mr. Tokayer disclaims beneficial ownership of all such shares. Mr. Tokayer disclaims beneficial interest in 15,000 shares issuable upon exercise of options held by Gershon Tokayer, Mr. Tokayer's brother.
(7) Represents (i) shares issuable upon conversion of $200,000 in aggregate principal amount 10% Convertible Debentures due April 30, 2001, based on an assumed conversion price of $0.86, together with interest thereon accrued through the maturity date thereof and (ii) 139,535 shares issuable upon the exercise of Warrants issuable upon conversion of the Debentures at such assumed conversion price.
(8)   Includes 50,000 shares issuable upon exercise of options.
(9)   Represents shares issuable upon exercise of warrants.
(10)  See Note 6 and 8 above.

Item 12. Certain Relationships and Related Transactions

      In June 1998 Mr. Tokayer and The Tokayer Family Trust waived their rights to 750,000 shares of Common Stock which had been placed in escrow and were subject to release upon our achieving certain revenue or stock price levels. Such shares have been returned to treasury and cancelled.

      In February 1999, the Company issued to Dr. Sollish 50,000 vested options.

      In June 1999, the Company granted 235,000 options under the 1996 Option Plan to Emanuel Kronitz, its Chief Operating Officer. Subject to Mr. Kronitz's continued employment with the Company, these options vest in 36 equal monthly installments and have a nominal exercise price.

      Marc D. Tokayer, Chairman of the Board, The Tokayer Family Trust, Baruch Sollish, Director, and four other stockholders with an aggregate of 1,137,430 shares of Common Stock, entered into a voting arrangement dated August 10, 1996, whereby they agreed to vote their respective shares to elect directors and in support of positions favored by a majority of the shares held among them. This arrangement was terminated in July 1999.

      The Company signed an employment agreement in July 1998 with Mr. Steven L. Barsh pursuant to which Mr. Barsh was employed as Chief Executive Officer through January 1999. Under the agreement, Mr. Barsh received an annual salary of $210,000 and pursuant to the 1996 Stock Option Plan, we issued to him 250,000 stock options which were to vest equally over a five-year period, and have an exercise price of $2-15/16 per share. In October 1998, Mr. Barsh agreed to accept $70,000 per annum and to defer payment of the balance owed until such time as we raised $3,000,000. In connection with the salary adjustment, Mr. Barsh returned the options issued to him, and we issued to Mr. Barsh, on October 20, 1998, non-plan options for 250,000 shares of Common Stock, with an exercise price of $15/16 per share. Mr. Barsh resigned effective February 12, 1999. The employment agreement provided that we would owe Mr. Barsh salary and benefits for six months following his resignation. We also owed Mr. Barsh approximately $40,000 in unreimbursed expenses and $60,000 in unpaid salary earned prior to his resignation. In consideration of the waiver by Mr. Barsh of the amounts owed to him and in settlement of a dispute as to the number of stock options to which he was entitled, in July 1999 we issued to Mr. Barsh 150,000 shares of common stock and Mr. Barsh waived his rights and released his claims to the 250,000 options previously issued to him, which options have been cancelled.

      The Company's Israeli subsidiary signed a three-year employment agreement in July 1996 with Arik Shavit, pursuant to which Mr. Shavit was employed as President and General Manager. Pursuant to the agreement, Mr. Shavit received an annual salary of $110,628, subject to adjustment, and was issued options to purchase an aggregate of 217,473 shares of Common Stock. The options are exercisable for a price of $.01 per share until September 2006, subject to a vesting schedule pursuant to which 72,491 and 48,328 options vested in September 1997 and 1998, respectively, and 48,327 options vest in each of September 1999 and September 2000. Effective December 1, 1998, Mr. Shavit resigned from all positions he held with us and our Israeli subsidiary. In connection with his resignation, we, signed an agreement pursuant to which Mr. Shavit is to continue to receive the salary and benefits received at the time of his resignation through September 1999. Additionally, warrants for 48,326 shares which would have otherwise vested in September 2000 were terminated. To date, Mr. Shavit has exercised options for 128,872 shares. Mr. Shavit and we released each other from any claims arising prior to his termination, except that Mr. Shavit's obligations respecting confidentiality, non-competition and non-solicitation remain in effect for one year following his termination. In consideration of Mr. Shavit's waiver of certain amounts owed to him under the separation agreement, we agreed to vest his remaining 40,273 options and to register the shares issuable upon the exercise thereof.

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

3.1       Certificate of Incorporation of TTR, as amended.(3)
3.2       By-Laws of TTR, as amended.(3)
4.1       Specimen Common Stock Certificate. (1)
4.2.2 Form of 10% Promissory Note dated variously as of April through August 1998 between Registrant and each of certain investors, in an aggregate principal amount of $1,462,500. (3)
4.2.3 Form of Promissory Note dated as of December, 1998 between Registrant and each of certain investors, in an aggregate principal amount of $150,000. (3)

Certain instruments which define the rights of holders of long-term debt of the Registrant and its consolidated subsidiary have not been filed as Exhibits to this Registration Statement since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiary on a consolidated basis, as of June 30, 1999.

4.4.2 Warrant Agreement dated as of December 23,1997 between Registrant and Biscount Overseas Ltd.(2)
4.4.3 Warrant Agreement dated as of February 26, 1998 between Registrant and Biscount Overseas Ltd. (2)
4.4.4 Warrant dated January 15, 1998 between Registrant and Mu & Kang Consultants.(3)
4.4.7 Form of Warrant dated as of December 1998 between Registrant and certain private investors.(3)
4.4.8 Form of Warrant variously dated April through August 1998 between Registrant and certain private investors. (3)
4.4.9     Warrant dated June 11, 1998 between Registrant and Plans Inc.
9.1       Voting Trust Agreement.(1)
10.1      Financial Consulting Agreement with Josephthal & Co., Inc. (3)
10.2      1996 Incentive and Non-Qualified Stock Option Plan, as amended.(3)
10.3      Non-Executive Directors Stock Option Plan. (3)
10.4      Employment Agreement between TTR Technologies Ltd. and Marc D.
          Tokayer.(1)
10.5      Employment Agreement between TTR Technologies Ltd. and Baruch
          Sollish.(1)

10.6 Employment Agreement between TTR Technologies Ltd. and Arik Shavit, as amended.(1)
10.7      Employment Agreement between TTR Technologies Inc. and Steven L.
          Barsh. (3)
10.8 Unprotected Tenancy Agreement between TTR Technologies Ltd and Pharmastate Ltd. dated June 10, 1996.(1)
10.9 Consulting Agreement dated November 1, 1994 between TTR and Shane Alexander Unterburgher Securities Inc.(1)
10.10 Consulting Agreement dated October 1, 1995 between TTR and Holborn Systems Ltd.(1)
10.11 Loan and Security Agreement dated September 30, 1996 between TTR and 732498 Ontario Ltd.(1)
10.12     Form of Note Extension Agreement.(1)
10.13     Form of Promissory Note (1).
10.14     Settlement Agreement dated May 6, 1997 between TTR and Henry
          Israel.(2)
10.15     Agreement dated January 19, 1998 between TTR and Henry Israel.(2)
10.16 Development and OEM Licensing Agreement dated October 31, 1997 between TTR and Doug Carson & Associates Inc.(2)
10.17 Development and OEM Licensing Agreement dated October 31, 1997 between TTR, Doug Carson & Associates Inc. and Nimbus CD International, Inc.(2)
10.18     Management Agreement dated October 1, 1997 between TTR and Ultimus
          Ltd.(2)
10.19 Stock Purchase Agreement dated December 20, 1997 between TTR and Biscount Overseas Ltd.(2)
10.20     Consulting Agreement between TTR and Pioneer Management
          Corporation.(1)
10.21 Purchase Agreement and Assignment dated January 5, 1995 between TTR Israel and Rina Marketing R&D Ltd.(1)
10.22 Form of Subscription Agreement dated as of December 1998 between TTR and certain investors. (3)
10.25 Form of Subscription Agreement dated variously as of April through August 1998 between TTR and certain investors.(3)
10.28 Consulting Agreement between Registrant and Jarvis Developments Ltd. dated November 20, 1998 and amendment thereto dated January 28, 1999.(3)
10.29 Consulting Agreement between Registrant and Biscount Overseas Ltd. dated October 1, 1998.(3)
10.30 Consulting Agreement between Registrant and Mordecai Lerer dated January 28, 1999.(3)
10.31 Settlement Agreement between Registrant and Ephod Israel Group dated January 28, 1999.(3)
10.32 Consulting Agreement between Registrant and CYGNI S.A. dated January 28, 1999.(3)
10.33     Marketing Agreement between Registrant and Machtec Ltd.(3)
10.34 Stock Purchase Agreement between Registrant and Dalimore Consulting Ltd. dated December 10, 1998(3)

10.35 Stock Purchase Agreement between Registrant and Abraham Stephansky dated February 1, 1999.(3)
10.36 Stock Purchase Agreement between Registrant and Parnell Ltd. dated April 1, 1999.(3)
10.37 Consulting Agreement between Registrant and Limelkin Ltd. dated June 1, 1998.(3)
10.38 Consulting Agreement between Registrant and Trax Investments Ltd. dated June 11, 1998.(3)
10.39 Consulting Agreement between Registrant and Plans Inc. dated June 11, 1998.(3)
10.40 Lease between Registrant and Peppertree Properties, Inc. dated January 23, 1999.
27.1      Financial Data Schedule.(3)

-----------------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, dated February 10, 1997, No. 333-11829, and incorporated herein by reference.
(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB filed for the Year ended December 31, 1997 and incorporated herein by reference.
(3)   Filed Herewith

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                    TTR TECHNOLOGIES, INC.


                                    By: /s/MARC D. TOKAYER
                                        ------------------------------------
                                        MARC D. TOKAYER,

Date: August __ 1999

                                    CHAIRMAN OF THE BOARD AND PRESIDENT
                                    (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER
                                    AND OFFICER DULY AUTHORIZED TO SIGN ON
                                    BEHALF OF REGISTRANT

                           T.T.R. Technologies, Inc.

                         (A Development Stage Company)

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Independent Auditor's Report                                                 F-1

Consolidated Financial Statements

Balance Sheets as of December 31, 1998 and 1997                              F-2

Statements of Operations for the years ended December 31, 1998 and
  1997 and the period from July 14, 1994 (inception) to
  December 31, 1998                                                          F-3

Statements of Comprehensive Loss for the years ended December 31, 1998 and 1997 and the period from July 14, 1994 (inception) to
  December 31, 1998                                                          F-4

Statement of Stockholders' Equity (Deficit) for the period from
  July 14, 1994 (inception) to December 31, 1998                             F-5

Statements of Cash Flows for the years ended December 31, 1998 and 1997
  and the period from July 14, 1994 (inception) to December 31, 1998         F-6

Notes to the Consolidated Financial Statements                               F-7 - F-21

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
TTR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TTR Technologies Inc. (formerly TTR Inc.) (the "Company") (a development stage company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TTR Technologies Inc. (a development stage company) as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency and stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. The Company's plans are also referred to in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte Touche Tohmatsu

Ramat Gan, Israel
June 30, 1999

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      1998              1997
                                                      ----              ----
ASSETS
Current assets
  Cash and cash equivalents                       $     74,445     $    450,040
  Accounts receivable                                    7,793               --
  Stock subscription receivable                             --          100,000
  Other current assets                                  21,250          131,538
                                                  ------------     ------------

  Total current assets                                 103,488          681,578

Property and equipment - net                           311,493          416,045

Due from officer                                            --           16,000
Deferred financing costs, net                           70,712               --
Other assets                                             4,852           75,004
                                                  ------------     ------------

  Total assets                                    $    490,545     $  1,188,627
                                                  ------------     ------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

LIABILITIES
Current liabilities
  Current portion of long-term debt               $    873,153     $      5,564
  Short-term borrowings, net of
    discount of $173,030                               264,335               --
  Accounts payable                                     744,103           87,363
  Accrued expenses                                   1,056,345          139,972
                                                  ------------     ------------

  Total current liabilities                          2,937,936          232,899

Long-term debt, less current portion                   594,011           14,804
Accrued severance pay                                   56,765           31,195
                                                  ------------     ------------

  Total liabilities                                  3,588,712          278,898

Common stock issued with guaranteed
  selling price -  $.001 par value;
  15,000 shares issued and outstanding                      --          232,500
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value;
  20,000,000 shares authorized;
  4,176,326 and 4,271,548 issued
  and outstanding, including -0- and
  1,000,000 shares placed in escrow,
  respectively                                           4,177            4,272
Common stock subscribed, $.001 par
  value; 16,000 shares at
  December 31, 1997                                         --          100,000
Additional paid-in capital                           9,170,585        8,117,275
Other accumulated comprehensive income                  79,415           38,029
Deficit accumulated during the
  development stage                                (11,758,111)      (6,179,571)
  Less: deferred compensation                         (594,233)      (1,402,776)
                                                  ------------     ------------

    Total stockholders' equity (deficit)            (3,098,167)         677,229
                                                  ------------     ------------

    Total liabilities and stockholders'
      equity (deficit)                            $    490,545     $  1,188,627
                                                  ============     ============

                       See Notes to Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       From
                                                                     Inception
                                              Year                    (July 14,
                                              Ended                   1994) to
                                            December 31,            December 31,
                                        1998           1997             1998
                                        ----           ----             ----

Revenue                            $     54,922    $         --    $     54,922

Expenses
     Research and development         1,032,253         967,155       2,619,961
     Sales and marketing              1,837,931       1,421,496       3,693,225
     General and administrative       2,380,976       1,477,085       4,502,797
                                   ------------    ------------    ------------

     Total expenses                   5,251,160       3,865,736      10,815,983
                                   ------------    ------------    ------------

Operating loss                       (5,196,238)     (3,865,736)    (10,761,061)

Other (income) expense
     Legal settlement                        --         232,500         232,500
     Loss on investment                      --              --          17,000
     Other income                       (25,000)        (50,000)        (75,000)
     Interest income                     (3,413)        (42,069)        (58,306)
     Interest expense                   410,715         113,445         880,856
                                   ------------    ------------    ------------

Total other (income) expenses           382,302         253,876         997,050
                                   ------------    ------------    ------------

Net loss                           $ (5,578,540)   $ (4,119,612)   $(11,758,111)
                                   ============    ============    ============

Per share data:

      Basic and diluted            $      (1.54)   $      (1.35)
                                   ============    ============

Weighted average number
  of common shares used in
  basic and diluted loss
  per share                           3,615,908       3,054,519
                                   ============    ============

                       See Notes to Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                       From
                                                                     Inception
                                              Year                   (July 14,
                                             Ended                    1994) to
                                           December 31,             December 31,
                                       1998            1997            1998
                                       ----            ----            ----

Net loss                           $ (5,578,540)   $ (4,119,612)   $(11,758,111)

  Other comprehensive
    income (loss)
  Foreign currency translation
    adjustments                          41,386         (19,667)         79,415
                                   ------------    ------------    ------------

      Comprehensive loss           $ (5,537,154)   $ (4,139,279)   $(11,678,696)
                                   ============    ============    ============

                       See Notes to Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Common Stock             Additional
                                                   Common Stock                    Subscribed               Paid-in
                                              Shares         Amount          Shares          Amount         Capital
                                              ------         ------          ------          ------         -------
Balances at July 14, 1994
  (date of inception)                                --    $        --               --   $          --   $        --
Common stock issued for
  Services rendered                           1,200,000          1,200
  Cash                                        1,200,000          1,200                                         23,800
Net loss
                                            -----------    -----------    -------------   -------------   -----------

Balances at December 31, 1994                 2,400,000          2,400               --              --        23,800

Common stock contributed                       (561,453)          (561)                                           561

Common stock issued for
  Services rendered                             361,453            361                                         17,712
Issuance of common stock
  purchase warrants
  Services rendered                                                                                               600
Foreign currency translation
  adjustment
Net loss
                                            -----------    -----------    -------------   -------------   -----------

Balances at December 31, 1995                 2,200,000          2,200               --              --        42,673

Common stock issued for
  Cash, net of offering
    costs of $11,467                            850,000            850                                        362,683
Foreign currency translation
  adjustment
Net loss
                                            -----------    -----------    -------------   -------------   -----------

Balances at December 31, 1996                 3,050,000    $     3,050               --   $          --   $   405,356

Common stock contributed                       (135,000)          (135)                                           135
Issuances of common stock,
  par value $.001
  Cash, net of offering costs
    of $832,551                                 908,000            908                                      5,000,440
  Services rendered                              74,000             74                                        832,551
  Exercise of options                           374,548            375                                          3,370
Common stock subscriptions                                                       16,000         100,000
Sale of Underwriters warrants                                                                                      80
Stock options and warrants
  granted                                                                                                   1,875,343
Amortization of deferred
  compensation
Foreign currency translation
  adjustment
Net loss
                                            -----------    -----------    -------------   -------------   -----------

Balances at December 31, 1997                 4,271,548          4,272           16,000         100,000     8,117,275

Common stock subscriptions                       16,000             16          (16,000)       (100,000)       99,984
Common Stock forfeited                       (1,000,000)        (1,000)                                          1000
Transfer of temporary equity to
  permanent capital                              15,000             15                                         77,141
Issuances of common stock,
  par value $.001
  Cash                                           41,667             42                                         24,958
  Services rendered                             244,000            244                                        620,344
Stock options and warrants
  granted (cancelled)                                                                                        (255,992)
Discount relating to shares and
  warrants issued                               156,111            156                                        486,307
Amortization of deferred
  compensation
Warrant exchange                                432,000            432                                           (432)
Foreign currency translation
  adjustment
Net loss
                                            -----------    -----------    -------------   -------------   -----------

Balances at December 31, 1998                 4,176,326    $     4,177                0               $   $ 9,170,585
                                            ===========    ===========    =============   =============   ===========


                                                                   Deficit
                                                   Foreign        Accumulated
                                                  Currency          During
                                                 Translation      Development       Deferred
                                                  Adjustment         Stage         Compensation        Total
                                                  ----------         -----         ------------        -----

Balances at July 14, 1994
  (date of inception)                           $          --   $           --    $           --    $        --
Common stock issued for
  Services rendered                                                                                       1,200
  Cash                                                                                                   25,000
Net loss                                                               (42,085)                         (42,085)
                                                -------------   --------------    --------------    -----------

Balances at December 31, 1994                              --          (42,085)               --        (15,885)

Common stock contributed                                                                                     --

Common stock issued for
  Services rendered                                                                                      18,073
Issuance of common stock purchase
  warrants
  Services rendered                                                                                         600
Foreign currency translation
  adjustment                                           22,652                                            22,652
Net loss                                                              (896,663)                        (896,663)
                                                -------------   --------------    --------------    -----------

Balances at December 31, 1995                          22,652         (938,748)               --       (871,223)

Common stock issued for
  Cash, net of offering costs
    of $11,467                                                                                          363,533
Foreign currency translation
  adjustment                                           35,044                                            35,044
Net loss                                                            (1,121,211)                      (1,121,211)
                                                -------------   --------------    --------------    -----------

Balances at December 31, 1996                   $      57,696   $   (2,059,959)   $           --     (1,593,857)

Common stock contributed                                                                                     --
Issuances of common stock,
  par value $.001                                                                                            --
  Cash, net of offering
    costs of $832,551                                                                                 5,001,348
  Services rendered                                                                     (500,000)       332,625
  Exercise of options                                                                                     3,745
Common stock subscriptions                                                                              100,000
Sale of Underwriters warrants                                                                                80
Stock options and warrants granted                                                    (1,875,343)            --
Amortization of deferred compensation                                                    972,567        972,567
Foreign currency translation
  adjustment                                          (19,667)                                          (19,667)
Net loss                                                            (4,119,612)                      (4,119,612)
                                                -------------   --------------    --------------    -----------

Balances at December 31, 1997                          38,029       (6,179,571)       (1,402,776)       677,229

Common stock subscriptions                                                                                   --
Common Stock forfeited                                                                                       --
Transfer of temporary equity to
  permanent capital                                                                                      77,156
Issuances of common stock,
  par value $.001
  Cash                                                                                                   25,000
  Services rendered                                                                     (620,588)            --
Stock options and warrants
  granted (cancelled)                                                                    255,992             --
Discount relating to shares and
  warrants issued                                                                                       486,463
Amortization of deferred
  compensation                                                                         1,173,139      1,173,139
Warrant exchange                                                                                             --
Foreign currency translation
  adjustment                                           41,386                                            41,386
Net loss                                                            (5,578,540)                      (5,578,540)
                                                -------------   --------------    --------------    -----------

Balances at December 31, 1998                   $      79,415   $  (11,758,111)   $     (594,233)   $(3,098,167)
                                                =============   ==============    ==============    ===========

                       See Notes to Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        From
                                                                                      Inception
                                                              Year                    (July 14,
                                                              Ended                    1994) to
                                                            December 31,             December 31,
                                                       1998             1997            1998
                                                       ----             ----            ----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (5,578,540)   $ (4,119,612)   $(11,758,111)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                     187,298         184,290         627,629
      Amortization of note discount                     272,009              --         272,009
      Translation adjustment                                 --              --          (1,528)
      Amortization of deferred compensation           1,173,139         972,567       2,145,706
      Stock and warrants issued for services
        and legal settlement                                 --         565,125         583,798
      Payment of common stock issued with
        guaranteed selling price                       (155,344)                       (155,344)
      Increase (decrease) in cash attributable
        to changes in assets and liabilities
          Accounts receivable                            (8,480)            478          (8,317)
          Other current assets                           99,113          (7,204)        (26,805)
          Other assets                                   69,000         (72,700)         (3,700)
          Accounts payable                              793,297         (72,401)        899,065
          Accrued expenses                              789,348          22,297         913,134
          Accrued severance                              33,009          26,299          77,570
          Interest payable                               90,920        (234,508)         90,920
                                                   ------------    ------------    ------------

    Net cash used by operating activities            (2,235,231)     (2,735,369)     (6,343,974)
                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (64,363)       (175,507)       (675,763)
  Increase in organization costs                             --              --          (7,680)
                                                   ------------    ------------    ------------

    Net cash used by investing activities               (64,363)       (175,507)       (683,443)
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                125,000       5,520,837       6,035,570
  Loans to officer                                       16,000          10,000              --
  Deferred stock offering costs                              --        (309,565)       (475,664)
  Deferred financing costs                             (143,000)        (19,000)       (405,411)
  Proceeds from short-term borrowings                   306,553         200,000       1,356,155
  Proceeds from long-term debt                        1,637,688              --       2,751,825
  Repayment of short-term borrowings                         --      (1,049,602)     (1,049,602)
  Repayments of long-term debt                          (15,839)     (1,053,455)     (1,105,310)
                                                   ------------    ------------    ------------

    Net cash provided by financing
      activities                                      1,926,402       3,299,215       7,107,563
                                                   ------------    ------------    ------------

Effect of exchange rate changes
  on cash                                                (2,403)         (1,955)         (5,701)
                                                   ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (375,595)        386,384          74,445

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   450,040          63,656              --
                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                        $     74,445    $    450,040    $     74,445
                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Interest                                     $     42,609    $    345,258    $    422,111
                                                   ============    ============    ============

    Transfer of common stock issued with
      guaranteed selling price
      to permanent capital                               77,156    $
                                                   ============

                       See Notes to Financial Statements.

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

      TTR Inc. (the "Company") was incorporated on July 14, 1994 under the laws of the State of Delaware. In December 1998 the Company amended its certificate of incorporation to change its name to TTR Technologies, Inc.

      TTR Technologies Ltd., ("TTR Ltd") was formed under the laws of the State of Israel on December 5, 1994 as a wholly owned research and development subsidiary of the Company.

      The Company is engaged in the design, development and commercialization of proprietary software security products.

      The Company is considered to be in the development stage and has earned limited revenues to date. Business activities to date have focused on product and marketing research, product development, and raising capital.

      The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and increased marketing efforts and is subject to other risks affecting the business of the Company (see Note 3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, TTR Ltd.. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      Cash Equivalents

      Cash equivalents consist of short-term, highly liquid debt investments that are readily convertible into cash with original maturities when purchased of three months or less.

      Fair Value of Financial Instruments

      Substantially all of the Company's financial instruments, consisting primarily of cash

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      equivalents, current receivables, accounts payable and notes payable, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

      Revenue recognition

      In October 1997, the American Institute of Certified Public Accountants recently issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. SOP 97-2 provides guidance in recognizing revenue on software transactions and is required for transactions entered into after December 15, 1997.

      The Company recognizes revenues from software transactions upon delivery to the customer. Revenues from maintenance and engineering services will be recognized over the term of the respective contracts

      Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price of the underlying Common Stock as of the grant date, is recognized over the vesting periods of the related grants. Such stock-based compensation resulted in an aggregate charge to operations of approximately $1,173,000 and $1,305,000 for the years ended December 31, 1998 and 1997.

      Foreign Currency Translations

      The financial statements of TTR Ltd. have been translated into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board (FASB). Assets and liabilities have been translated at year-end (period-end) exchange rates and statement of operations have been translated at average rates prevailing during the year. The translation adjustments have been recorded as a separate component of stockholders' deficit (cumulative translation adjustment).

      Net loss per share

      The Company has adopted the provisions of Statement of Financial Accounting Standards No.128 (SFAS 128) "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. None of the stock options and warrants issued in 1998 and 1997 has been included in the net loss per share computation for the years presented, because their inclusion would be anti-dilutive. Shares held in escrow are not treated as outstanding during any period (see Note 11).

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Statement of Cash Flows

      For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

      Depreciation and Amortization

      Equipment, vehicles and leasehold improvements are stated at cost. Equipment and vehicles are depreciated over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the related lease term. Depreciation is computed on the straight-line method.

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

      Income Taxes

      The Company uses the liability method to determine its income tax expense as required under the Statement of Financial Accounting Standards No. 109, (SFAS 109). SFAS 109 requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

      Long-lived assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including goodwill and intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

      Stock Options

      Under SFAS No. 123, "Accounting for Stock-based Compensation", the Company must either recognize in its financial statements costs related to its employee stock-based

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      compensation plans, such as stock option and stock purchase plans, using the fair value method, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company has elected to continue to use the intrinsic value-based method of APB Opinion No. 25, as allowed under SFAS No. 123, to account for its employee stock-based compensation plans, and to include the required pro forma disclosures based on fair value accounting.

      Comprehensive Income (loss)

      In January 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income. The foreign currency translation adjustment is the Company's only component of comprehensive income.

NOTE 3 - GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a limited operating history, has sustained losses since its inception and has an accumulated deficit at December 31, 1998 of $11,758,111. The Company faces a number of risks and uncertainties regarding its business, including among other factors, the demand and market acceptance of its products, dependence on a single product line, the effects of technological change, and the development of new products. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products and increased marketing efforts which raises substantial doubt about its ability to continue as a going concern.

      The Company is continuing to pursue various alternatives for additional financing. From April 1998 to April 1999, the Company realized net proceeds of approximately $1,820,000 from various private placements. In May 1999, the Company entered into an agreement for the sale of up to $2,000,000 of 10% convertible debentures (see Note 15).

      During 1998, due to its financing difficulties, the Company was forced to terminate most of its employees. The abovementioned financing will allow the Company to bring several suppliers and vendors current and to maintain operations through November 1999. Thereafter, the Company will need additional financing.

      The ability of the Company to continue as a going concern is dependent upon the success of the Company's products and its access to sufficient funding to enable it to continue operations. There is no assurance that sufficient revenues will be generated or that adequate financing will be available to the Company. Insufficient funds from operations or the inability to obtain adequate financing would have a material adverse effect on the Company.

NOTE 4 - OTHER CURRENT ASSETS

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      December 31,  December 31,
                                                          1998          1997
                                                          ----          ----

      Research and development participation
        from the Government of Israel                        --        39,678
      Management income receivable (1)                       --        50,000
      Other                                              21,250        41,860
                                                         ------       -------
                                                         21,250       131,538
                                                         ======       =======

      (1) In October 1997, TTR Ltd. entered into a two-year management agreement with Ultimus LTD, (Ultimus) an Israeli company. Under the agreement, the Company provided management and administrative services relating to Ultimus' day-to-day operations and earned fees totaling $75,000. The agreement was terminated in April 1998. An ex-officer of the Company holds approximately 7.5% of the outstanding shares of Ultimus and, together with the Company's Chairman, served on their Board of Directors.

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                  December 31,    December 31,
                                                          1998            1997
                                                          ----            ----

      Leasehold improvements                          $109,350        $126,906
      Office equipment                                 150,608         144,501
      Computer equipment                               205,477         219,895
      Vehicles                                          84,601          86,732
                                                      --------        --------
                                                       550,036         578,034
      Less:  Accumulated depreciation                  238,543         161,989
                                                      --------        --------
                                                      $311,493        $416,045
                                                      ========        ========

      Depreciation expense was $113,858 and $88,311 and for the years ended December 31, 1998 and 1997, respectively.

NOTE 6 - DUE FROM OFFICER

      This amount represents non-interest bearing advances to an officer of the Company and was repaid in July 1998.

NOTE 7 - ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                     December 31,   December 31,
                                                             1998           1997
                                                             ----           ----

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Accrued payroll and related amounts             $  749,371      $ 49,750
      Taxes                                               24,257            --
      Accrued interest                                    90,920            --
      Other                                              191,797        90,222
                                                      ----------      --------
                                                      $1,056,345      $139,972
                                                      ==========      ========

NOTE 8 - ACCRUED SEVERANCE PAY

      Under Israeli law, TTR Ltd. is required to make severance payments to dismissed employees (including officers) and to employees leaving employment under certain other circumstances. This liability is calculated based on the years of employment for each employee, in accordance with the "severance pay laws." The Company's liabilities for required severance payments are covered by funding into severance pay funds and the purchase of insurance policies.

NOTE 9 - DEBT FINANCINGS

      Short-term Borrowings

                                                     December 31,   December 31,
                                                             1998           1997
                                                             ----           ----
      (a)   Promissory Note (net of
              discount of $42,555)                      $  57,445       $     --
      (b)   Other loans                                    81,455             --
            Bank Loan                                     125,435             --
                                                        ---------       --------
                                                        $ 264,335       $     --
                                                        =========       ========

      (a) In September 1998, the Company issued a short-term non-interest bearing $100,000 promissory note to a private investor. In connection with the loan, the company also sold to the investor 111,111 shares of Common Stock at par. For financial reporting purposes, the Company recorded a note discount totaling $87,500, to reflect the value of the stock. The discount is being amortized on a straight-line basis over the term of the note. The note became due on March 31, 1999 and has not been formerly extended.

      (b) This amount represents non-interest bearing advances which were used to purchase 100,517 additional shares of Common Stock in February 1999.

      Long-Term Debt

                                                     December 31,   December 31,
                                                             1998           1997
                                                             ----           ----

      (a)   Bank loan                                  $   26,563        $20,368

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (b)   10% Promissory Notes (net of
              discount of $130,475)                     1,332,025             --
      (c)   8% Promissory Notes (net of
              discount of $41,424)                        108,576             --
                                                       ----------        -------
                                                        1,467,164         20,368
              Less: current portion                       873,153          5,564
                                                       ----------        -------
                                                       $  594,011        $14,804
                                                       ==========        =======

      (a) These loans are denominated in "New Israeli Shekel" (NIS), bear interest at the Israeli prime rate (15% at December 31, 1998) plus 2.4%-3% per annum, and are secured by substantially all the assets of TTR Ltd.. Principal payments are due in various installments through 2001.

      (b) From April through August 1998, the Company realized gross proceeds of $1,462,500 from a private offering of 29.25 Units, each Unit consisting of a $50,000 10% Promissory Note and Warrants to purchase 11,500 shares of Common Stock. For financial reporting purposes, the Company recorded a total discount of $357,450, to reflect the value of the Warrants. The discount is being amortized on a straight-line basis over the terms of the respective notes. The notes and accrued interest are due at the earlier of one year or 30 days following any public or private equity or debt financing exceeding $1,000,000.

            As of June 1, 1999, a total of $1,002,284 of note principal plus accrued interest became due. The Company has obtained extensions for one additional year with respect to note principal totaling $512,000 and is awaiting approval to extend from the other note-holders. In consideration of the extension, the Company has reduced the warrant exercise prices to $1.50 per share.

      (c) In December 1998, the Company realized gross proceeds of $150,000 from a private offering of 5 Units, each Unit consisting of a $30,000 8% Promissory Note, 9,000 shares of Common Stock and Warrants to purchase an additional 3,000 shares. For financial reporting purposes, the Company recorded a total note discount of $41,513, to reflect the value of the Stock and Warrants. The discount is being amortized on a straight-line basis over the term of the notes. The notes and accrued interest are due at the earlier of two years or 5 days following any public or private equity or debt financing exceeding $800,000.

      The aggregate maturities of long-term debt for the next three years ending December 31, are as follows: 1999 - $873,153; 2000 - $586,541; and
      2001-$7,470.

NOTE 10 - INCOME TAXES

      At December 31, 1998, the Company had available $3,750,000 of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2019, and $5,471,000 of foreign net operating loss carryforwards with no

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under section 382 of the Internal Revenue code pertaining to changes in stock ownership.

      Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                     December 31,  December 31,
                                                             1998          1997
                                                             ----          ----

      Net operating loss carryforwards                $ 3,094,809   $ 1,839,669
      Research and development                            227,000            --
      Stock based compensation                             40,313        17,813
      Accrued vacation and severance                       32,000        20,000
                                                      -----------   -----------
        Total deferred tax assets                       3,394,121     1,877,481
        Valuation allowance                            (3,394,121)   (1,877,481)
                                                      -----------   -----------
        Net deferred tax assets                       $        --   $        --
                                                      ===========   ===========

      Pre-tax losses from foreign (Israeli) operations were $5,471,000 and $2,927,080 for the years ended December 31, 1998 and 1997, respectively.

NOTE 11 - STOCKHOLDERS EQUITY

      Stock Options

      1996 Incentive and Non-qualified Stock Option Plan

      In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the " Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1998, the Plan was amended to increase the number of shares available for grant to 750,000. The Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 100% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Thereafter, options may be exercised as determined by the Board of Directors, with maximum terms of ten and five years, respectively, for

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      ISOs issued to employees who are less than 10% stockholders and employees who are 10% stockholders. The Plan will terminate in 2006.

      Non-Executive Directors Stock Option Plan

      In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan ("the Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. The plan provides for the grant of options to directors who are not otherwise employed by the Company. Options are exercisable upon the date of grant and expire five years from the date of the grant. Upon the termination of director, the options expire within two months of such termination. The exercise price of the option will be the fair market value of the share on the date of the grant of the option. The plan will terminate in 2008. As of December 31, 1998, no options had been granted under the Directors' Plan.

      A summary of the status of the Plan as of December 31, 1998 and 1997 and changes during the years ending on that date are presented below:

                                                                        Range of
                                                                        Exercise
                                                            Shares        Prices
                                                           ---------------------

      Options outstanding, January 1, 1997                   5,000          6.00
        Granted                                            175,600    5.00-13.94
        Canceled                                           (19,500)   7.00-13.94
        Exercised                                               --            --
                                                          --------   -----------
      Options outstanding, December 31, 1997               161,100   $5.00-13.88
        Granted                                            291,600     3.03-7.00
        Canceled                                          (294,950)   3.03-13.88
        Exercised                                               --            --
                                                          --------   -----------
      Options outstanding, December 31, 1998               157,750   $4.00-13.88
                                                          ========   ===========

      Shares of common available for future grant          592,250
                                                          ========

      The following table summarizes information about stock options under the plan outstanding at December 31, 1998:

                           Options Outstanding              Options Exercisable
                           -------------------              -------------------
                                    Weighted Average         Weighted Average
                                    ----------------         ----------------
                                  Remaining
                       Number    Contractual  Exercise        Number   Exercise
 Range of price     Outstanding      Life      Price       Exercisable   Price
--------------------------------------------------------------------------------
  $4.00 - $6.00       106,500        8.54     $ 5.13         19,975      $5.23
           7.00         8,000        8.07       7.00          1,875       7.00

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  10.00 - 13.88        43,750        8.20      10.33         10,938      10.33
  -------------        ------        ----      -----         ------      -----

   $4.00-$13.88       157,750        8.42     $ 6.66         32,788      $7.03
    ===========       =======        ====       ====         ======       ====

      The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for all of its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized in the accompanying financial statements for stock options issued to employees where the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date.

      In March 1997, in connection with an employment agreement, the Company granted 60,000 options with an exercise price below the fair value of the underlying common stock. The issuance of the options resulted in a charge to deferred compensation in the amount of $300,000 which is being amortized over the four year vesting period.

      A total of 24,000 stock options granted under the 1996 Plan to non-employees in 1997 resulted in a charge to deferred compensation of $53,032, which is being amortized over the four-year vesting period.

      Weighted-average grant date fair value of options granted in 1998 and 1997, under the Black-Scholes option pricing model, was $1.14 and $5.82 per option, respectively.

      Other Option Grants

      In 1997, the Company issued options to purchase 217,473 shares to the Chief executive Officer of TTR Ltd. The options have an exercise price of $.01 per share and vest over a four- year period. The issuance of the options resulted in a charge to deferred compensation expense of $1,522,300 which was being amortized over the service period. In November 1998 the officer resigned and a settlement agreement was executed. Pursuant to the agreement, 48,328 options were cancelled and the remaining 169,145 become exercisable at various dates in 1999.

      In 1998, the Company issued options to purchase 250,000 shares to the Company's Chief Executive Officer. The options have an exercise price of $.93 per share, which was equal to the fair value of the share on the date of the grant, and vest immediately.

      The Company has adopted the pro forma disclosure provisions of SFAS No.
      123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

         Net loss                             1998             1997
           As reported                $(5,578,540)     $(4,119,612)
           Proforma                   $(5,635,574)     $(4,342,194)

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Loss per share
           As reported                     $(1.54)          $(1.35)
           Proforma                        $(1.56)          $(1.42)

      The fair value of each option granted in 1997 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                1998             1997

      Risk free interest rates                 5.51%            6.23%
      Expected option lives                2.5 years        2.5 years
      Expected volatilities                    46.5%            46.5%
      Expected dividend yields                  None             None

      Warrants

            o In 1994 and 1995, the Company granted warrants to consultants to purchase 200,000 shares of Common Stock at $.01 per share. These warrants were exercised in February 1997.

            o In April 1996, in connection with a private placement, the Company issued warrants to purchase an additional 1,000,000 shares of Common Stock. The warrants were exercisable for a period of three years commencing February 1997 at an exercise price of $7.00 per share. In July 1998, the warrants were exchanged for 400,000 shares of Common Stock.

            o In February 1997, in connection with the Company's initial public offering the Company sold to the underwriter, for $80, five-year warrants to purchase up to an additional 80,000 shares of the Company's Common Stock at an exercise price equal to $11.20 per share. In July 1998, the warrants were exchanged for 32,000 shares of Common Stock.

            o In December 1997, in connection with a private placement, the Company issued warrants to purchase an additional 33,000 shares of Common Stock. The warrants are exercisable for a period of four years at an exercise price of $7.80 per share. However, in lieu of cash payments for exercising the shares, the investor is entitled to accept a smaller number of shares of Common Stock based on the spread between the exercise price and the then public market price of the Company's Common Stock.

            o In April 1998, in connection with a proposed public offering of additional shares of Common Stock, the Company issued to an underwriter four-year Warrants to purchase up to 25,000 shares of the Company Stock at an exercise price of $5.63.

            o From April through August 1998, in connection with a private placement, the

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Company issued warrants to purchase an additional 336,375 shares of Common Stock. The warrants are exercisable for a period of four years at exercise prices ranging from $3.41 to $6.47 per share. In consideration of extending the term of the related notes, the Company has reduced the exercise price to $1.50 per share on a total of 117,875 warrants.

            o In June 1998 the Company issued warrants to purchase 25,000 shares of Common Stock to a consultant pursuant to a one-year consulting agreements. The warrants were exercisable for a period of four years at an exercise price of $5.75. In April 1999, the exercise price was reduced to $1.50 per share

            o In December 1998, in connection with a private placement, the Company issued warrants to purchase an additional 15,000 shares of Common Stock. The warrants are exercisable for a period of five years at an exercise price of $6.00.

      At December 31, 1998, the Company had outstanding warrants to purchase a total of 434,375 shares of Common Stock with exercise prices ranging from $1.50 to $7.80 per share.

      Stock Issuances

      During the year ended December 31, 1997, the Company completed the following common stock transactions:

            o In February 1997, the Company completed an initial public offering of 860,000 shares of its Common Stock and realized net proceeds of approximately $4,700,000 after stock offering costs. The Company also made an advance payment of $120,000 to the underwriter for a two-year management and financial consulting agreement.

            o In March 1997, the Company issued 5,000 shares of Common Stock to a consultant and recorded a $50,000 compensation charge.

            o In March 1997, the Company issued 50,000 shares of Common Stock to an employee, pursuant to a one-year employment agreement (see Note 16g). The Company recorded deferred compensation in the amount of $500,000 relating to the issuance of the shares, and amortized this over the term of the agreement.

            o In April 1997, the Company issued 19,000 shares of Common Stock to two consultants and recorded a $282,625 compensation charge.

            o On December 24, 1997, the Company entered into a stock subscription agreement for the sale of 64,000 shares of Common Stock for an aggregate purchase price of $400,000. Pursuant to the agreement, 48,000 shares were paid for and issued on that date and the remaining 16,000 shares were paid for and issued on February 20, 1998. The Company also issued warrants to the investor to purchase an additional

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  33,000 shares of Common Stock.

      During the year ended December 31, 1998, the Company completed the following common stock transactions:

            o An aggregate of 250,000 shares of the Company's Common Stock, owned beneficially by its President, and designated as escrow shares were forfeited and returned to the Company. In June 1998, the Company's President waived his rights to the remaining 750,000 escrowed shares.

            o During 1998, the Company issued a total of 244,000 shares of Common Stock and 25,000 warrants to various consultants for services rendered. The value of the services totaling $642,700 is being amortized over the one-year contract terms.

            o In December 1998, the Company entered into an agreement with a private investor for the sale of an additional 150,758 shares of Common Stock. The total purchase price was $90,455, of which $25,000 was received in 1998.

NOTE 12 - COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

      In 1997, the Company and TTR Ltd. were served with claims by an individual demanding, among other things, royalties at the rate of 5% of the proceeds from the sales of products in which the plaintiff claims to have provided consulting services towards its development.

      In May 1997, pursuant to a settlement agreement, the Company issued to the individual 15,000 shares of Common Stock subject to a guaranteed selling price of $15.50 per share. In 1998, the individual sold his shares in the open market for $77,156, and the Company paid the shortfall of $155,344, as required by the guarantee. In 1997, the Company recorded an expense of $232,500 in connection with the settlement agreement.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

      Royalties

      TTR Ltd. is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (OCS) on proceeds from sales of products of which the OCS has participated by way of grants. The royalties are payable at the rate of 3% for the first three years of product sales, 4% for the following three years, and 5% thereafter up to a maximum of 100% of the grant. The total amount of grants received at December 31, 1998 was $210,000.

      The research and development grants are presented in the statement of operations as a reduction of research and development expenses.

      The refund of the grant is contingent on future sales and the Company has no obligation to

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      refund these grants if sufficient sales are not generated.

      Operating Leases

      The Company and TTR Ltd. have each entered into lease agreements for office space expiring through 2002. Future minimum rentals on these leases as of December 31, 1998 are as follows:

                                                          December 31,
                                                          ------------
                  1999                                        $ 68,549
                  2000                                          68,549
                  2001                                          40,785
                  2002                                          10,263
                                                              --------
                                                              $181,145
                                                              ========

NOTE 14 - GEOGRAPHIC DATA

                                 U. S.      % of Total    Israel      % of Total
                                 -----------------------------------------------

   For the year ended
     December 31, 1998:

   Revenue                   $        --        --         $54,922        100%
   Operating loss             (2,162,337)     39.65%    (3,033,901)     60.35%
   Identifiable assets           100,966      24.05%       318,867      75.95%

   For the year ended
     December 31, 1997:

   Revenue                            --         --             --         --
   Operating loss             (1,495,108)     38.68%    (2,370,628)     61.32%
   Identifiable assets           633,285      53.28%       555,342      46.72%

NOTE 15 - SUBSEQUENT EVENTS

      Stock Grants

      In January and February 1999 the Company issued 627,000 shares of Common Stock and 10,000 warrants exercisable at $1.75 to various consultants pursuant to one year consulting agreements. The Company will record a charge to deferred compensation expense of $445,725 as a result of these issuances. Also in January 1999, the Company issued 250,000 shares of Common Stock as payment of an outstanding liability in the amount of $168,750.

      Private Placement

      In February and April 1999, the Company received $160,000 from the issuance of an additional 205,682 shares of its Common Stock.

                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Litigation

      In June 1999, the Company received notice from a shareholder, threatening to commence litigation, alledging that the Company failed to register his stock. The shareholder is seeking the return of his investment in the amount of $400,000 plus interest to date. The Company is seeking to settle and is presently negotiating this matter. As present, management cannot predict the outcome.

      10% Convertible Debentures

      In May 1999, the Company issued $1,000,000 of its 10% Convertible Debentures to private investors. The Debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the Investors will purchase an additional $1,000,000 of Debentures no later than five days after the effective date of a registration statement covering the Common Stock into which the Debentures may be converted. The Debentures mature on April 30, 2001.

      The Debentures are convertible into shares of the Company's Common Stock at a conversion rate based on the closing trading prices of the Common Stock during certain specified periods, subject to certain minimum conversion rates. In addition, upon conversion warrants will be issued to purchase additional shares of Common Stock equal to one-half of the shares of Common Stock issued. The warrants are exercisable at a price per share equal to 120% of the conversion rate, subject to certain maximums and expire in April 2002.

      The Company is obligated to register with Securities Exchange Commission 200% of the number of shares issuable on conversion of $2,000,000 in aggregate principal amount of the debentures and 200% of the number of shares of common stock issuable upon exercise of the warrants that are issuable upon conversion of the debentures.

      In connection with the sale of Debentures, the Company also issued warrants to purchase up to 1.3 million shares of Common Stock to an independent consultant. These warrants expire in April 2002 and are exercisable at a nominal price per share.