Form 10QSB
period 1999-03-31
TTR INC
filed 1999-08-12
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      Commission file number 0-22055

                              TTR TECHNOLOGIES INC.
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

Yes |_|         No |X|

      The number of shares outstanding of the registrant's Common Stock as of July 30, 1999 was 5,646,971

      Transitional Small Business Disclosure Format:
Yes |_|         No |X|

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *
      Consolidated Balance Sheet
            December 31, 1998 and March 31, 1999                       1

      Consolidated Statement of Operations
            For the Three Months ended March 31, 1998 and 1999         2

      Consolidated Statement of Comprehensive Loss
            For the Three Months ended March 31, 1998 and 1998         3

      Consolidated Statement of Cash Flows
            For the Three Months ended March 31, 1998 and 1998         4

      Notes to Consolidated Financial Statements                       5 - 7

Item 2.  Managements Discussion and Analysis                           7 - 12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 2. Changes in Securities                                          13

Item 3. Defaults upon senior securities                                14

Item 4. Submission of Matters to a Vote of Security Holders            14

Item 5. Other Information                                              14

Item 6. Exhibits and Reports on Form 8-k                               14

Exhibit 27 - Financial Data Schedule

Signatures

* The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,    March 31,
                                                                  1998           1999
                                                                  ----           ----
ASSETS                                                                       (Unaudited)
Current assets
     Cash and cash equivalents                               $     74,445    $      2,596
     Accounts receivabe                                             7,793          28,086
     Other current assets                                          21,250          14,785
                                                             ------------    ------------

     Total current assets                                         103,488          45,467

Property and equipment - net                                      311,493         292,166

Deferred financing costs, net                                      70,712          37,028
Other assets                                                        4,852           4,468
                                                             ------------    ------------

     Total assets                                            $    490,545    $    379,129
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
     Current portion of long-term debt                       $    873,153    $    926,416
     Short-term borrowings, net of discount                       264,335         250,824
     Accounts payable                                             744,103         877,977
     Accrued expenses                                           1,056,345       1,150,471
                                                             ------------    ------------

     Total current liabilities                                  2,937,936       3,205,688

Long-term debt, less current portion                              594,011         636,330
Accrued severance pay                                              56,765          58,538
                                                             ------------    ------------

     Total liabilities                                          3,588,712       3,900,556

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding             --              --
Common stock, $.001 par value;
  15,000,000 shares authorized; 4,176,326 and 5,405,098
    issued and outstanding,  respectively                           4,177           5,406
Additional paid-in capital                                      9,170,585       9,935,261
Other accumulated comprehensive income                             79,415          57,081
Deficit accumulated during the development stage              (11,758,111)    (12,916,457)
  Less: deferred compensation                                    (594,233)       (602,718)
                                                             ------------    ------------

     Total stockholders' deficit                               (3,098,167)     (3,521,427)
                                                             ------------    ------------

     Total liabilities and stockholders' deficit             $    490,545    $    379,129
                                                             ============    ============


                       See Notes to Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            From
                                                                         Inception
                                             Three Months                (July 14,
                                                Ended                     1994) to
                                              March 31,                  March 31,
                                         1998            1999               1999
                                         ----            ----               ----
                                      (Unaudited)     (Unaudited)       (Unaudited)
Revenue                              $         --    $     26,984    $     81,906

Expenses
     Research and development             188,692         315,842       2,935,803
     Sales and marketing                  251,700         178,367       3,871,592
     General and administrative           404,392         497,458       5,000,255
                                     ------------    ------------    ------------

     Total expenses                       844,784         991,667      11,807,650
                                     ------------    ------------    ------------

Operating loss                           (844,784)       (964,683)    (11,725,744)

Other (income) expense
     Legal settlement                          --              --         232,500
     Loss on investment                        --              --          17,000
     Other income                              --              --         (75,000)
     Interest income                         (144)             --         (58,306)
     Interest expense                       6,324         193,663       1,074,519
                                     ------------    ------------    ------------

Total other (income) expenses               6,180         193,663       1,190,713
                                     ------------    ------------    ------------

Net loss                             $   (850,964)   $ (1,158,346)   $(12,916,457)
                                     ============    ============    ============

Per share data:

      Basic and diluted              $      (0.26)   $      (0.23)
                                     ============    ============

Weighted average number
  of common shares used in
  basic and diluted loss per share      3,293,481       4,989,391
                                     ============    ============


                       See Notes to Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                 From
                                                                              Inception
                                                       Three Months           (July 14,
                                                          Ended                1994) to
                                                        March 31,             March 31,
                                                  1998           1999            1999
                                                  ----           ----            ----
                                               (Unaudited)    (Unaudited)     (Unaudited)
Net loss                                     $   (850,964)   $ (1,158,346)   $(12,916,457)

   Other comprehensive income (loss)
  Foreign currency translation adjustments         (3,052)        (22,334)         57,081
                                             ------------    ------------    ------------

         Comprehensive loss                  $   (854,016)   $ (1,180,680)   $(12,859,376)
                                             ============    ============    ============


                       See Notes to Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            From
                                                                                                         Inception
                                                                                  Three Months            (July 14,
                                                                                      Ended               1994) to
                                                                                    March 31,             March 31,
                                                                             1998             1999          1999
                                                                             ----             ----          ----
                                                                          (Unaudited)     (Unaudited)    (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $   (850,964)   $ (1,158,346)   $(12,916,457)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                        37,795          62,279         689,908
          Amortization of note discount                                            --         140,929         412,938
          Translation adjustment                                                   --              --          (1,528)
          Amortization of deferred compensation                               221,376         258,115       2,403,821
          Stock and warrants issued for services and legal settlement              --         163,660         747,458
          Payment of common stock issued with guaranteed selling price        (55,344)             --        (155,344)
          Increase (decrease) in cash attributable                                                                 --
           to changes in assets and liabilities                                                                    --
               Accounts receivable                                                 --         (20,065)        (28,382)
               Other current assets                                           (12,762)          7,082         (19,723)
               Other assets                                                    15,000              --          (3,700)
               Accounts payable                                               162,684          61,488         960,553
               Accrued expenses                                                37,643         268,273       1,181,407
               Accrued severance                                                   --              --          77,570
               Interest payable                                                    --          41,486         132,406
                                                                         ------------    ------------    ------------

        Net cash used by operating activities                                (444,572)       (175,099)     (6,519,073)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                       (6,767)             --        (675,763)
     Increase in organization costs                                                --              --          (7,680)
                                                                         ------------    ------------    ------------

        Net cash used by investing activities                                  (6,767)             --        (683,443)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                   100,000         166,895       6,202,465
     Stock offering costs                                                          --              --        (475,664)
     Deferred financing costs                                                      --              --        (405,411)
     Proceeds from other loans                                                     --              --              --
     Proceeds from short-term borrowings                                           --           9,657       1,365,155
     Proceeds from long-term debt                                                  --              --       2,751,825
     Repayment of short-term borrowings                                            --         (69,703)     (1,119,305)
     Repayments of long-term debt                                              (3,506)         (3,599)     (1,108,909)
                                                                         ------------    ------------    ------------

       Net cash provided by financing activities                               96,494         103,250       7,210,813
                                                                         ------------    ------------    ------------

Effect of exchange rate changes on cash                                          (375)             --          (5,701)
                                                                         ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (355,220)        (71,849)          2,596

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              450,040          74,445              --
                                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $     94,820    $      2,596    $      2,596
                                                                         ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                                       $      4,519    $         --    $    422,111
                                                                         ============    ============    ============

  Transfer of common stock issued with guaranteed selling price
    to permanent capital                                                 $     77,156
                                                                         ============


                       See Notes to Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Note 2 - Net loss per share

      Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No.128 (SFAS 128), "Earnings per Share. Basic earnings per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of other securities into common stock. None of the stock options and warrants issued in 1998 and 1999 has been included in the net loss per share computation for the years presented, because their inclusion would be anti-dilutive. Shares held in escrow are not treated as outstanding during any period.

Note 3 - Stock Grants

      In January and February 1999 the Company issued 627,000 shares of Common Stock and 10,000 warrants exercisable at $1.75 to various consultants pursuant to one-year consulting agreements. The Company has recorded a charge to deferred compensation expense of $445,725 as a result of these issuances. Also in January 1999, the Company issued 250,000 shares of Common Stock as payment of an outstanding liability in the amount of $168,750.

      Private Placement

      In February and April 1999, the Company received $160,000 from the issuance of an additional 205,682 shares of its Common Stock.

      Litigation

      In June 1999, the Company received notice from a shareholder, threatening to commence litigation, alleging that the Company failed to register his stock. The shareholder is

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      seeking the return of his investment in the amount of $400,000 plus interest to date. The Company is seeking to settle and is presently negotiating this matter. As present, management cannot predict the outcome.

Note 4 - Subsequent Events

      10% Convertible Debentures

      In May 1999, the Company issued $1,000,000 of its 10% Convertible Debentures to private investors. The Debentures were issued pursuant to the terms of an agreement which further provides that, subject to certain conditions, the investors will purchase an additional $1,000,000 of Debentures no later than five days after the effective date of a registration statement covering the Common Stock into which the Debentures may be converted. In July 1999, the investors pre-funded $400,000 of this obligation. The Debentures mature on April 30, 2001.

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

      Employment Agreement

      Effective, June 1, 1999, The Company entered into an employment agreement with its new Chief Operating Officer. The agreement is for a term of one year and is automatically renewable for additional one-year terms, unless terminated in accordance with the agreement upon 90 days prior notice. The agreement provides for a monthly salary of $5,000 plus benefits and the issuance of options under the 1996 Option Plan to purchase 235,000 shares of our common stock, at an exercise price of $0.01 per share. The options vest in equal monthly installments over three years.

      Warrants

      In July 1999, the Company issued 400,000 warrants exercisable at $2.75 to a consultant pursuant to a four-month consulting agreement.

ITEM 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

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

      With our network of licensed replications in place to have DiscGuard-protected software mass-produced on CD-ROMs, since the first commercial release of DiscGuard in February 1998, we have begun marketing DiscGuard to software publishers, directly and through distributors. Approximately 24 software publishers market some or all of their titles on DiscGuard-protected discs, representing approximately 400,000 CD-ROMs and approximately 71 software titles.

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

      $1.5 million in aggregate principal amount of indebtedness is currently due and payable together with interest thereon. The holders of an aggregate of $562,500 in principal amount of such indebtedness have variously agreed to extend the maturity thereof until April through July 2000. We are attempting to obtain similar extensions from the holders of the balance of such indebtedness. There can be no assurance that any extensions will be granted with regard to all or any part of such balance. We will need to obtain additional financing or otherwise reallocate our available funds in order to repay any amount of such indebtedness as to which no extension is granted.

      If we receive extensions with respect to the entire balance of such indebtedness, we anticipate that our cash on hand, together with the proceeds (before deducting approximately $62,000 in fees and commissions) from the sale of an additional $0.6 million in principal amount of our 10% Convertible Debentures due April 30, 2001 not later than five days after the effective date of a registration statement relating to the common shares issued upon (and in connection with) the conversion of the Debentures (of which $400,000 has been pre-funded) will allow us to maintain operations through November 1999. Thereafter, from December 1999 through December 2000, we will need additional financing of at least $4.6 million of investment capital, funding by strategic partner(s) or operating revenues to continue operating, pay suppliers and other creditors and retire an aggregate of $1.9 million in outstanding principal amount of indebtedness other than the Debentures. We do not have any commitments for any additional financing other than the sale of the additional $0.6 million in principal amount of Debentures.

      We have not had any significant revenues to date. As of March 31, 1999, we had an accumulated deficit of approximately $12.9 million. Our expenses have related primarly to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses. The report of the independent auditors on our financial statements for the year ended December 31, 1998 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

      Subject to our raising sufficient financing in the future, we intend to increase our research and development efforts. We believe that the software developed for CD-ROMs has begun to migrate to DVDs, a medium with greater storage capacity. We hope to complete the development of DiscGuard protection for DVDs by the time DVD drives become widely available and software is distributed on DVDs.

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

Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price as of the date of grant is recognized over the period that services are rendered. As more fully described below in "Results of Operations," we have recorded expense in connection with stock based compensation during the three months ended March 31, 1998 and 1999.

Results of Operations

      Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

      Revenues for the three months ended March 31, 1999 totaled $26,984 and were derived from licensing fees of its DiscGuard product. We had no revenues for the same period in 1998.

      Research and development costs for the three months ended March 31, 1999 were $315,842 as compared to $188,692 for the same period in 1998. This increase was primarily due to non-cash charges in 1999 relating to the issuance of employee stock options in the amount of $163,000.

      Sales and marketing expenses for the three months ended March 31, 1999 were $178,367 as compared to $251,700 for the same period in 1998. This decrease was primarily due to reduced staffing in 1999.

      General and administration expenses for the three months ended March 31, 1999 were $497,458 as compared to $404,392 for the same period in 1998. The increase in general and administrative spending was primarily due to the amortization of stock based compensation in 1999 of approximately $224,750 as compared to $123,000 in 1998.

      Total operating expenses include $421,775 and $221,376 of stock-based compensation for the three months ended March 31, 1999 and 1998, respectively.

      Interest expense for the three months ended March 31, 1999 increased to $193,663 compared to $6,324 during the same period in 1998 due to the increase in debt financing activity in the period. Included in interest expense is non-cash amortization of note discount of $140,929 for 1999. Note discounts were imputed to reflect the equity component of the related financings.

      Net loss for the three months ended March 31, 1999 increased to $1,158,346 as compared to $850,964 for the same period in 1998. This increase was a result of the increased operating and interest expenses for the period.

Liquidity and Capital Resources

      At March 31, 1999, we had cash of approximately $2,600, representing a decrease of approximately $72,000 over December 31, 1998. During the three months ended March 31, 1999 we used net cash for operations of $175,099 as compared to $444,572 for the same period in 1998.

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

      In May 1999, we issued $1.0, in aggregate principal amount of our 10% Convertible Debentures due April 30, 2001. The Debentures were issued pursuant to an agreement which provides that, subject to certain conditions, the Debenture holders will purchase an additional $1.0 million in aggregate principal amount of 10% Debentures not later than five days after the effective date of a registration statement relating to the common shares issued upon (and in connection with) the conversion of Debentures (of which $0.4 million was pre-funded in July 1999).

      We have approximately $1.5 million in aggregate principal amount of indebtedness is currently due and payable together with interest thereon. The holders of an aggregate of $562,500 in principal amount of such indebtedness have variously agreed to extend the maturity thereof until various dates from April through July 2000. We are attempting to obtain similar extensions from the holders of the balance of such indebtedness. There can be no assurance that any extensions will be granted with regard to all or any part of such balance. We will need to obtain additional financing or otherwise reallocate our available funds in order to repay any amount of such indebtedness as to which no extension is granted.

      If we receive extensions with respect to the entire balance of such indebtedness, we anticipate that cash on hand, as well as the $0.6 million (before deducting approximately $62,000 in fees and commissions) due to be invested upon purchase of the additional Debentures, will allow us to bring several supplier and vendors current and to maintain operations through November 1999. Thereafter, from December 1999 through December 2000, we will need additional financing of at least $4.6 million of investment capital, funding by strategic partner(s) or operating revenues to continue operating, pay suppliers and other creditors and retire an aggregate of $1.9 million in outstanding principal amount of indebtedness other than the Debentures. We are currently reviewing possible private sales of equity or debt with equity features and arrangements with strategic partners. We have no commitments for any such financing and there can be no assurance that we will obtain additional capital when needed or that any such additional capital will not have a dilutive effect on current stockholders.

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

State of Readiness

      Our business is dependent on the operation of numerous systems that could potentially be affected by Year 2000 related problems. Those systems include, among others:

      o software systems that we use internally in the management of our business;

      o     hardware and software products that we have developed;

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

Item 1. Legal Proceedings

      In June 1999 we received notice from Biscount Overseas Ltd., a selling stockholder, threatening to commence litigation for damages suffered as a result of our failure to register shares of our common stock purchased by Biscount. Biscount alleges that we owe them $400,000, the full amount of their investment, plus approximately $60,000 in interest to date. We are attempting to settle this matter.

      Several suits have been filed and threats of litigation have been made against us a nd our Israeli subsidiary by various vendors and former employees for unpaid invoices and other amounts in an aggregate amount of approximately $147,000.

Item 2. Change in Securities

1. (a) In January 1999, TTR issued to a consultant 297,000 shares of common stock.

      (b) There were no underwriters with respect to the above transaction.

      (c) TTR believes that the shares were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

2. (a) In January 1999, TTR issued warrants to purchase up to 10,000 shares at an exercise price per share of $1.75 to a consultant and an aggregate of 380,000 shares of common stock to three other consultants.

      (b) There were no underwriters with respect to the above transaction.

      (c) TTR believes that the shares and warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

3. (a) In February 1999, TTR isssued to certain employees warrants to purchase an aggregate of 196,000 shares, at an exercise price per share of $0.01.

      (b) There were no underwriters with respect to the above transaction.

      (c) TTR believes that the shares and warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

4. (a) In February and March 1999, TTR issued to certain investors options to purchase up to 130,682 shares at an exercise price per share of $0.86 and issued to a consultant 200,000 shares of common stock.

      (b) There were no underwriters with respect to the above transactions.

      (c) TTR believes that the options and shares were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Default Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on 8-K

        Form 8-K for the month of May, 1999.

Exhibit 27. Financial Data Schedule

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TTR TECHNOLOGIES, INC.


                             By: /s/ MARC D. TOKAYER
                                 ------------------------------------
                                 MARC D. TOKAYER,
Date: August __ 1999
                             CHAIRMAN OF THE BOARD AND
                             PRESIDENT (PRINCIPAL EXECUTIVE
                             AND FINANCIAL OFFICER AND OFFICER
                             DULY AUTHORIZED TO SIGN ON
                             BEHALF OF REGISTRANT