Form 10QSB
period 1999-06-30
TTR INC
filed 1999-09-02
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

                                       or

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

Yes |_|      No |X|

      The number of shares outstanding of the registrant's Common Stock as of August 24, 1999 was 5,646,971

      Transitional Small Business Disclosure Format:
Yes |_|         No |X|

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements *
      Consolidated Balance Sheet
            December 31, 1998 and June 30, 1999                                1

      Consolidated Statement of Operations
            For the Six Months and Three Months ended
                   June 30, 1998 and 1999                                      2

      Consolidated Statement of Comprehensive Loss
            For the Six Months and Three Months ended
                   June 30, 1998 and 1999                                      3

      Consolidated Statement of Cash Flows
            For the Six Months and Three Months ended
                   June 30, 1998 and 1999                                      4

      Notes to Consolidated Financial Statements                           5 - 6

Item 2.  Managements Discussion and Analysis                              7 - 13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Changes in Securities                                                 13

Item 3. Defaults upon senior securities                                       14

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-k                                      14

Exhibit 27 - Financial Data Schedule

Signatures

* The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,      June 30,
                                                                 1998            1999
                                                                 ----            ----
ASSETS                                                                        (Unaudited)
Current assets
  Cash and cash equivalents                                  $     74,445    $    119,869
  Accounts receivabe                                                7,793          37,886
  Other current assets                                             21,250          10,980
                                                             ------------    ------------

  Total current assets                                            103,488         168,735

Property and equipment - net                                      311,493         258,499

Deferred financing costs, net                                      70,712       3,666,854
Other assets                                                        4,852           4,074
                                                             ------------    ------------

  Total assets                                               $    490,545    $  4,098,162
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
  Current portion of long-term debt                          $    873,153    $  1,518,879
  Short-term borrowings, net of discount                          264,335         111,750
  Accounts payable                                                744,103         763,613
  Accrued expenses                                              1,056,345       1,019,767
                                                             ------------    ------------

  Total current liabilities                                     2,937,936       3,414,009

Long-term debt, less current portion                              594,011       1,036,434
Accrued severance pay                                              56,765          57,934
                                                             ------------    ------------

  Total liabilities                                             3,588,712       4,508,377

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding             --              --
Common stock, $.001 par value;
  15,000,000 shares authorized; 4,176,326 and 5,496,972
  issued and outstanding, respectively                              4,177           5,497
Additional paid-in capital                                      9,170,585      14,520,978
Other accumulated comprehensive income                             79,415          63,065
Deficit accumulated during the development stage              (11,758,111)    (14,002,968)
 Less: deferred compensation                                     (594,233)       (996,788)
                                                             ------------    ------------

  Total stockholders' deficit                                  (3,098,167)       (410,215)
                                                             ------------    ------------

  Total liabilities and stockholders' deficit                $    490,545    $  4,098,162
                                                             ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                From
                                                                              Inception
                                                       Six Months             (July 14,              Three Months
                                                         Ended                 1994) to                 Ended
                                                        June 30,               June 30,                June 30,
                                                 1998             1999           1999           1998             1999
                                                 ----             ----           ----           ----             ----
                                              (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
Revenue                                      $         --    $     40,493    $     95,415    $         --    $     13,509

Expenses
  Research and development                        502,466         364,280       2,984,241         313,774          48,438
  Sales and marketing                             548,119         334,416       4,027,641         296,419         156,049
  General and administrative                      912,577         897,403       5,063,965         508,185         433,629
                                             ------------    ------------    ------------    ------------    ------------

  Total expenses                                1,963,162       1,596,099      12,075,847       1,118,378         638,116
                                             ------------    ------------    ------------    ------------    ------------

Operating loss                                 (1,963,162)     (1,555,606)    (11,980,432)     (1,118,378)       (624,607)

Other (income) expense
  Legal settlement                                     --              --         232,500              --              --
  Loss on investment                                   --              --          17,000              --              --
  Other income                                    (25,000)             --         (75,000)        (25,000)             --
  Amortization of deferred financing costs          9,293         381,788         718,023           9,293         348,104
  Interest income                                    (687)           (544)        (58,850)           (543)           (544)
  Interest expense                                 88,379         308,007       1,188,863          82,055         114,344
                                             ------------    ------------    ------------    ------------    ------------

Total other (income) expenses                      71,985         689,251       2,022,536          65,805         461,904
                                             ------------    ------------    ------------    ------------    ------------

Net loss                                     $ (2,035,147)   $ (2,244,857)   $(14,002,968)   $ (1,184,183)   $ (1,086,511)
                                             ============    ============    ============    ============    ============

Per share data:

      Basic and diluted                      $      (0.61)   $      (0.43)                   $      (0.36)   $      (0.20)
                                             ============    ============                    ============    ============

Weighted average number
 of common shares used in
 basic and diluted loss per share               3,311,161       5,236,970                       3,328,647       5,481,828
                                             ============    ============                    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                   From
                                                                                Inception
                                                         Six Months              (July 14,             Three Months
                                                           Ended                 1994) to                 Ended
                                                          June 30,               June 30,                June 30,
                                                    1998            1999           1999            1998             1999
                                                    ----            ----           ----            ----             ----
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net loss                                       $ (2,035,147)   $ (2,244,857)   $(14,002,968)   $ (1,184,183)   $ (1,086,511)

Other comprehensive income (loss)
    Foreign currency translation adjustments         (5,849)        (16,350)         63,065          (2,797)        (10,501)
                                               ------------    ------------    ------------    ------------    ------------

     Comprehensive loss                        $ (2,040,996)   $ (2,261,207)   $(13,939,903)   $ (1,186,980)     (1,097,012)
                                               ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        From
                                                                                                     Inception
                                                                              Six Months             (July 14,
                                                                                Ended                 1994) to
                                                                               June 30,               June 30,
                                                                         1998           1999            1999
                                                                         ----           ----            ----
                                                                     (Unaudited)     (Unaudited)     (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $ (2,035,147)   $ (2,244,857)   $(14,002,968)
  Adjustments to reconcile net loss
  to net cash used by operating activities:
     Depreciation and amortization                                        86,614         438,803       1,066,432
     Amortization of note discount                                        64,122         187,493         459,502
     Translation adjustment                                                   --              --          (1,528)
     Amortization of deferred compensation                               371,175         544,605       2,690,311
     Stock and warrants issued for services and legal settlement              --         163,660         747,458
     Payment of common stock issued with guaranteed selling price       (155,344)             --        (155,344)
     Increase (decrease) in cash attributable
     to changes in assets and liabilities
        Accounts receivable                                                   --         (29,945)        (38,262)
        Other current assets                                             (19,858)         10,711         (16,094)
        Other assets                                                      69,000              --          (3,700)
        Accounts payable                                                 229,414        (139,103)        759,962
        Accrued expenses                                                   6,699         182,191       1,095,325
        Accrued severance                                                 42,130              --          77,570
        Interest payable                                                  17,199          90,276         181,196
                                                                    ------------    ------------    ------------

  Net cash used by operating activities                               (1,323,996)       (796,166)     (7,140,140)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of fixed assets                                         --           2,748           2,748
  Purchases of property and equipment                                    (34,227)             --        (675,763)
  Increase in organization costs                                              --              --          (7,680)
                                                                    ------------    ------------    ------------

   Net cash used by investing activities                                 (34,227)          2,748        (680,695)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                 100,000         239,994       6,275,564
  Stock offering costs                                                        --              --        (475,664)
  Deferred financing costs                                               (92,332)       (132,530)       (537,941)
  Proceeds from other loans                                              (78,000)             --              --
  Proceeds from short-term borrowings                                  1,080,487              --       1,356,155
  Proceeds from long-term debt                                                --       1,000,000       3,751,825
  Repayment of short-term borrowings                                          --        (211,005)     (1,260,607)
  Repayments of long-term debt                                            (3,890)        (57,617)     (1,162,927)
                                                                    ------------    ------------    ------------

   Net cash provided by financing activities                           1,006,265         838,842       7,946,405
                                                                    ------------    ------------    ------------

Effect of exchange rate changes on cash                                     (606)             --          (5,701)
                                                                    ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (352,564)         45,424         119,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         450,040          74,445              --
                                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $     97,476    $    119,869    $    119,869
                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
        Interest                                                    $      4,519    $      2,500    $    424,611
                                                                    ============    ============    ============

Transfer of common stock issued with guaranteed selling price
 to permanent capital                                               $     77,156
                                                                    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30,1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Note 2 - Reclassifications

      Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3 - 10% Convertible Debentures

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

      In connection with the sale of Debentures, the Company also issued warrants to purchase up to 1.3 million shares of Common Stock to an independent consultant. These warrants expire in April 2002 and are exercisable at a nominal price per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $3,845,400 as deferred financing costs to be amortized on a straight-line basis over the term of the debentures.

Note 4 - Stockholders' Deficit

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

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies

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

Note 6 - Subsequent Event

      Warrants

      In July 1999, the Company issued 400,000 warrants exercisable at $2.75 to a consultant pursuant to a four-month consulting agreement.

      Stock Grant

      In July 1999, the Company issued 150,000 shares of Common Stock in exchange for previously issued options in connection with the termination of, and settlement of certain claims by an ex-employee.

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

      We have not had any significant revenues to date. As of June 30, 1999, we had an accumulated deficit of approximately $14 million. Our expenses have related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses. The report of the independent auditors on our financial statements for the year ended December 31, 1998 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

      Subject to our raising sufficient financing in the future, we intend to increase our research and development efforts. We believe that the software developed for CD-ROMs has begun to migrate to DVDs, a medium with greater storage capacity. We hope to complete the development of DiscGuard protection for DVDs by the time DVD drives become widely available and software is widely distributed on DVDs.

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

Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price as of the date of grant is recognized over the period that services are rendered. As more fully described below in "Results of Operations," we have recorded expense in connection with stock based compensation during the six months ended June 30, 1998 and 1999.

Results of Operations

Six Months Ended June 30, 1999 ("1999 period") Compared to Six Months Ended June 30, 1998 ("1998 period")and Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

      Revenues for the 1999 period were $40,493 and were derived from licensing fees of our DiscGuard product. We had no revenues for the 1998 period. Revenues for the quarter were $13,509.

      Research and development costs for the 1999 period were $364,280 as compared to $502,466 for the 1998 period. Research and development costs for the quarter ended June 30, 1999 were $48,438 as compared to $313,774 for the comparable quarter in 1998. These decreases are attributable primarily to reduced staffing effected in the latter part of 1998.

      Sales and marketing expenses for the 1999 period were $334,416 as compared to $548,119 for the 1998 period and for the quarter ended June 30, 1999 were $156,049 as compared to $296,419 for the comparable quarter in 1998. This decrease was primarily due to reduced staffing in 1999.

      General and administration expenses for the 1999 period were $897,493 as compared to $912,577 for the 1998 period and for the quarter ended June 30, 1999 were $433,629 as compared to $508,185 for the comparable quarter in 1998. The decrease was attributable primarily to reduced staffing; However the amortization of stock based compensation in 1999 of approximately $544,600 as compared to $173,300 in 1998 partially offset this decrease. For the quarter ended June 30, 1999 amortization of stock based compensation was $268,000 as compared to $50,380 in 1998.

      Total operating expenses include $544,605 and $371,175 of stock-based compensation for the six months ended June 30, 1999 and 1998, respectively.

      As a result of the issuance of 1.3 million warrants in connection with the 10% Convertible Debentures, we recognized significant noncash financing costs. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $3,845,400 as deferred financing costs and will be amortizing this amount over the two-year term of the debentures. Total amortization of deferred financing costs for the 1999 period was $381,788 as compared to $9,293 for the 1998 period and for the quarter ended June 30, 1999 was $348,104 as compared to $9,293 for the comparable quarter in 1998. As of June 30, 1999, we have deferred financing costs remaining of $3,666,854.

      Interest expense for the 1999 period increased to $308,007 compared to $88,379 during the 1998 period due to the increase in debt financing activity in the period. Included in interest expense is non-cash amortization of note discount of $187,493 and $64,122 for 1999 and 1998, respectively. Note discounts were imputed to reflect the equity component of the related financings.

      The Company reported a net loss for the June 1999 period of $2,244,857, or $(.43) per share on a basic and diluted basis, as compared to a net loss of $2,035,147, or $(.61) per share for the June 1998 period. Net loss for the quarter ended June 30, 1999 was $1,086,511, or $(.20) per share on a basic and diluted basis, as compared to a net loss of $1,184,183, or $(.36) per share for the comparable 1998 quarter.

Liquidity and Capital Resources

      At June 30, 1999, we had cash of approximately $120,000, representing an increase of approximately $74,500 over December 31, 1998. During the six months ended June 30, 1999 we used net cash for operations of $796,166 as compared to $1,323,996 for the same period in 1998.

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

      Several suits have been filed and threats of litigation have been made against us and our Israeli subsidiary by various vendors and former employees for unpaid invoices and other amounts in an aggregate amount of approximately $147,000.

Item 2. Change in Securities

                        1. (a) In April 1999 TTR issued to a consultant 75,000 shares at a price of $0.60 per share.

                        (b) There were no underwriters with respect to the above transaction.

                        (c) TTR believes that the options were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

                        2. (a) In May and July 1999, TTR issued $1,000,000 and $400,000, respectively, in principal amount of its 10% Convertible Debentures due April 30, 2001 to certain private investors. Upon the conversion of the Debentures, TTR is obligated to issue warrants to purchase up to the number of shares equal to 50% of the shares issued upon such conversion, at an exercise price per share equal to 120% of the conversion price.

                        (b) TTR paid commissions to a finder of approximately $128,000.

                        (c) TTR believes that the Debentures and Warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

                        3 (a) In May 1999 TTR issued to a consultant options to purchase up to an aggregate of 1,300,000 shares at a nominal exercise price per share.

                        (b) There were no underwriters with respect to the above transaction.

                        (c) TTR believes that the options were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

                        4 (a) In June 1999, TTR issued to an employee options to purchase 235,000 shares of common stock, vesting in 36 equal monthly installments, for a nominal exercise price.

                        (b) There were no underwriters with respect to the above transactions.

                        (c) The options were issued in consideration of services rendered.

                        (d) TTR believes that the securities were issued in transactions not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Default Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on 8-K

                       Form 8-k for the month of May 1999

Exhibit 27. Financial Data Schedule

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TTR TECHNOLOGIES, INC.


                                             By: /s/ MARC D. TOKAYER
                                                --------------------------------
                                                MARC D. TOKAYER,
Date: September 2, 1999
                                             CHAIRMAN OF THE BOARD AND
                                             PRESIDENT (PRINCIPAL EXECUTIVE
                                             AND FINANCIAL OFFICER AND OFFICER
                                             DULY AUTHORIZED TO SIGN ON
                                             BEHALF OF REGISTRANT