Form 10QSB
period 1999-09-30
TTR INC
filed 1999-11-19
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

                                       or

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      Commission file number 0-22055

                             TTR TECHNOLOGIES, INC.
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

Yes |X|         No |_|

      The number of shares outstanding of the registrant's Common Stock as of November 17, 1999 was 9,902,941

      Transitional Small Business Disclosure Format:
Yes |_|         No |X|

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Consolidated Financial Statements *
      Consolidated Balance Sheet
            December 31, 1998 and September 30, 1999                          1

      Consolidated Statement of Operations
            For the Nine months and Three Months ended
                   September 30, 1998 and 1999                                2

      Consolidated Statement of Comprehensive Loss
            For the Nine months and Three Months ended
                   September 30, 1998 and 1999                                3

      Consolidated Statement of Cash Flows
            For the Nine months and Three Months ended
                   September 30, 1998 and 1999                                4

      Notes to Consolidated Financial Statements                          5 - 7

Item 2.  Managements Discussion and Analysis                              8 - 14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  14

Item 2. Changes in Securities                                              14

Item 3. Defaults upon senior securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  15

Item 6. Exhibits and Reports on Form 8-k                                   15

Exhibit 27 - Financial Data Schedule

Signatures

* The Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,      September 30,
                                                               1998               1999
                                                               ----               ----
                                                                              (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                              $     74,445    $      6,326
      Accounts receivabe                                            7,793          47,314
      Other current assets                                         21,250           8,758
                                                             ------------    ------------

      Total current assets                                        103,488          62,398

Property and equipment - net                                      311,493         225,161

Deferred financing costs, net                                      70,712       3,209,638
Other assets                                                        4,852           3,700
                                                             ------------    ------------

      Total assets                                           $    490,545    $  3,500,897
                                                             ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities
      Current portion of long-term debt                      $    873,153    $  1,524,786
      Short-term borrowings, net of discount                      264,335         146,871
      Accounts payable                                            744,103         655,400
      Accrued expenses                                          1,056,345         701,128
                                                             ------------    ------------

      Total current liabilities                                 2,937,936       3,028,185

10% Convertible debentures                                             --       1,500,000
Long-term debt, less current portion                              594,011           9,902
Accrued severance pay                                              56,765          36,825
                                                             ------------    ------------

      Total liabilities                                         3,588,712       4,574,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding             --              --
Common stock, $.001 par value;
  15,000,000 shares authorized; 4,176,326 and 5,681,472
   issued and outstanding, respectively                             4,177           5,682
Additional paid-in capital                                      9,170,585      15,209,044
Other accumulated comprehensive income                             79,415          76,691
Deficit accumulated during the development stage              (11,758,111)    (15,473,282)
  Less: deferred compensation                                    (594,233)       (892,150)
                                                             ------------    ------------

      Total stockholders' deficit                              (3,098,167)     (1,074,015)
                                                             ------------    ------------

      Total liabilities and stockholders' deficit            $    490,545    $  3,500,897
                                                             ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     From
                                                                                   Inception
                                                          Nine Months               (July 14,           Three Months
                                                             Ended                  1994) to               Ended
                                                          September 30,           September 30,         September 30,
                                                    1998             1999             1999          1998            1999
                                                    ----             ----             ----          ----            ----
                                                (Unaudited)       (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
Revenue                                         $     45,580    $     67,341    $    122,263    $     45,580    $     26,848

Expenses
     Research and development                        788,334         406,164       3,026,125         285,868          41,884
     Sales and marketing                             890,612         310,044       4,003,269         342,493         104,942
     General and administrative                    1,377,937       1,757,696       5,924,258         465,360         730,979
                                                ------------    ------------    ------------    ------------    ------------

     Total expenses                                3,056,883       2,473,904      12,953,652       1,093,721         877,805
                                                ------------    ------------    ------------    ------------    ------------

Operating loss                                    (3,011,303)     (2,406,563)    (12,831,389)     (1,048,141)       (850,957)

Other (income) expense
     Legal settlement                                     --              --         232,500              --              --
     Loss on investment                                   --              --          17,000              --              --
     Other income                                    (25,000)             --         (75,000)             --              --
     Amortization of deferred financing costs         41,164         906,564       1,242,799          31,871         524,776
     Interest income                                    (869)           (732)        (59,038)           (182)           (188)
     Interest expense                                198,053         402,776       1,283,632         109,674          94,769
                                                ------------    ------------    ------------    ------------    ------------

Total other (income) expenses                        213,348       1,308,608       2,641,893         141,363         619,357
                                                ------------    ------------    ------------    ------------    ------------


Net loss                                        $ (3,224,651)   $ (3,715,171)   $(15,473,282)   $ (1,189,504)   $ (1,470,314)
                                                ============    ============    ============    ============    ============

Per share data:

      Basic and diluted                         $      (0.93)   $      (0.69)                   $      (0.31)   $      (0.26)
                                                ============    ============                    ============    ============

Weighted average number
  of common shares used in
  basic and diluted loss per share                 3,472,363       5,394,717                       3,791,529       5,646,429
                                                ============    ============                    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                           From
                                                                                        Inception
                                                             Nine Months                (July 14,          Three Months
                                                                Ended                    1994) to              Ended
                                                             September 30,            September 30,        September 30,
                                                       1998             1999               1999          1998           1999
                                                       ----             ----               ----          ----           ----
                                                   (Unaudited)       (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
Net loss                                            $ (3,224,651)   $ (3,715,171)   $(15,473,282)   $ (1,189,504)   $ (1,470,314)

Other comprehensive income (loss)
         Foreign currency translation adjustments         (5,765)         (2,724)         76,691              84           3,125
                                                    ------------    ------------    ------------    ------------    ------------

     Comprehensive loss                             $ (3,230,416)   $ (3,717,895)   $(15,396,591)   $ (1,189,420)     (1,467,189)
                                                    ============    ============    ============    ============      ==========

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   From
                                                                                                                 Inception
                                                                                   Nine Months                   (July 14,
                                                                                     Ended                       1994) to
                                                                                   September 30,              September 30,
                                                                               1998             1999              1999
                                                                           ------------      ------------      ------------
                                                                           (Unaudited)       (Unaudited)       (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $ (3,224,651)     $ (3,715,171)     $(15,473,282)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                         125,834           990,794         1,618,423
          Amortization of note discount                                         134,751           204,079           476,088
          Translation adjustment                                                     --                --            (1,528)
          Amortization of deferred compensation                                 613,469           873,243         3,018,949
          Stock and warrants issued for services and legal settlement                --           576,160         1,159,958
          Payment of common stock issued with guaranteed selling price         (155,344)               --          (155,344)
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                   --           (41,355)          (49,672)
               Other current assets                                              (7,910)           12,396           (14,409)
               Other assets                                                      69,000                --            (3,700)
               Accounts payable                                                 297,270          (374,055)          525,010
               Accrued expenses                                                 154,223           (56,754)          856,380
               Accrued severance                                                108,770           (19,136)           58,434
               Interest payable                                                  51,455           159,143           250,063
                                                                           ------------      ------------      ------------

        Net cash used by operating activities                                (1,833,133)       (1,390,656)       (7,734,630)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                             --             2,748             2,748
     Purchases of property and equipment                                        (35,893)           (4,523)         (680,286)
     Increase in organization costs                                                  --                --            (7,680)
                                                                           ------------      ------------      ------------

        Net cash used by investing activities                                   (35,893)           (1,775)         (685,218)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                     100,000           291,744         6,327,314
     Proceeds from officer loan                                                  16,000                --                --
     Stock offering costs                                                      (172,025)               --          (475,664)
     Deferred financing costs                                                  (117,000)         (200,090)         (605,501)
     Proceeds from short-term borrowings                                      1,685,289                --         1,356,155
     Proceeds from long-term debt                                                    --                --         2,751,825
     Proceeds from convertible debentures                                            --         1,500,000         1,500,000
     Repayment of short-term borrowings                                              --          (173,374)       (1,222,976)
     Repayments of long-term debt                                               (14,265)          (94,101)       (1,199,411)
                                                                           ------------      ------------      ------------

       Net cash provided by financing activities                              1,497,999         1,324,179         8,431,742
                                                                           ------------      ------------      ------------

Effect of exchange rate changes on cash                                          (1,026)              133            (5,568)
                                                                           ------------      ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (372,053)          (68,119)            6,326

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                450,040            74,445                --
                                                                           ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     77,987      $      6,326      $      6,326
                                                                           ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                                         $      7,391      $      9,750      $    431,861
                                                                           ============      ============      ============

  Transfer of common stock issued with guaranteed selling price
    to permanent capital                                                   $     77,156
                                                                           ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30,1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

Note 2 - Reclassifications

      Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3 - 10% Convertible Debentures

      From May through October 1999, the Company issued $2,000,000 of its 10% Convertible Debentures to private investors. The Debentures mature on April 30, 2001 and are convertible into shares of the Company's Common Stock at a conversion rate based on the closing trading prices of the Common Stock during certain specified periods. In addition, upon conversion, warrants will be issued to purchase additional shares of Common Stock equal to one-half of the shares of Common Stock issued. The warrants are exercisable at a price per share equal to 120% of the conversion rate, and expire in April 2002.

      In October and November 1999, the investors converted all of the outstanding debentures and were issued 2,681,934 shares of common stock and 1,340,967 warrants exercisable at $.92 per share. In November 1999, the investors exercised of all the outstanding conversion warrants.

      In connection with the sale of Debentures, the Company also issued warrants to purchase up to 1.3 million shares of Common Stock to an independent consultant. These warrants expire in April 2002 and are exercisable at a nominal price per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $3,845,400 as deferred financing costs. This amount is being amortized on a straight-line basis over the term of the debentures and will be charged to operations in the period the debentures were converted.

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

      Warrants

      In July 1999, the Company issued 400,000 warrants exercisable at $2.75 to a consultant pursuant to a three-month consulting agreement.

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

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies - continued

      Amended Marketing and Sales Representation Agreement

      In August 1999, the Company amended an existing agreement to provide for the issuance of 200,000 shares of common stock upon the commencement of an approved marketing campaign of the Company's proposed product to prevent the unauthorized copying of audio CR-ROM discs. In addition, the representative was granted warrants to purchase up to 1,000,000 shares of common stock at a nominal price per share. The warrants are exercisable only upon the Company entering into an agreement with a Strategic Partner through the efforts of the representative. Such agreement must provide for an equity investment of at least $3,000,000 and the licensing of the Company's technology. The warrants expire in October 2002.

      In October 1999, pursuant to the agreement, the Company issued 200,000 shares of common stock.

ITEM 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this prospectus.

General

Overview.

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

      Our goal is to establish DiscGuard as the leading product in our target market segment of software-based CD-ROM copy protection for high-volume multi-media consumer software, including games, entertainment and reference software and other install-to-use applications. We are currently of exploring the possibility of adapting the DiscGuard technology for use in preventing the unauthorized copying of audio CD-ROM discs. There can be no assurance that we will be able to do so, or that if we do, we will be able to successfully commercialize the resulting technology.

      We have not had any significant revenues to date. As of September 30, 1999, we had an accumulated deficit of approximately $15.5 million. Our expenses have related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses. The report of the independent auditors on our financial statements for the year ended December 31, 1998 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

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

Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price as of the date of grant is recognized over the period that services are rendered. As more fully described below in "Results of Operations," we have recorded expense in connection with stock based compensation during the Nine months ended September 30, 1998 and 1999.

Results of Operations

Nine months Ended September 30, 1999 ("1999 period") Compared to Nine months Ended September 30, 1998 ("1998 period")and Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

      Revenues for the 1999 and 1998 period were $67,341 and $45,580, respectively and were derived from licensing fees of our DiscGuard product. Revenues for the quarter were $26,848 and $45,580 for 1999 and 1998, respectively.

      Research and development costs for the 1999 period were $406,164 as compared to $788,334 for the 1998 period. Research and development costs for the quarter ended September 30, 1999 were $41,884 as compared to $285,868 for the comparable quarter in 1998. These decreases are attributable primarily to reduced staffing effected in the latter part of 1998.

      Sales and marketing expenses for the 1999 period were $310,044 as compared to $890,612 for the 1998 period and for the quarter ended September 30, 1999 were $104,942 as compared to $342,493 for the comparable quarter in 1998. This decrease was primarily due to reduced staffing in 1999.

      General and administration expenses for the 1999 period were $1,757,696 as compared to $1,377,937 for the 1998 period and for the quarter ended September 30, 1999 were $730,979 as compared to $465,360 for the comparable quarter in 1998. The increase was attributable primarily to charges from stock based compensation in 1999 of approximately $819,136 as compared to $316,172 in 1998. For the quarter ended September 30, 1999 stock based compensation charges were $342,000 as compared to $143,000 in 1998. In addition, the Company recorded a charge of $344,000 in the 1999 quarter in connection with the issuance of 150,000 shares of common stock to an ex-employee in settlement of claims.

      Total operating expenses include $873,243 and $613,469 of stock-based compensation for the Nine months ended September 30, 1999 and 1998, respectively.

      As a result of the issuance of 1.3 million warrants in connection with the 10% Convertible Debentures, the Company recognized significant non-cash financing costs. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $3,845,400 as deferred financing costs and is amortizing this amount over the two-year term of the debentures. Total amortization of deferred financing costs for the 1999 period was $906,564 as compared to $41,164 for the 1998 period and for the quarter ended September 30, 1999 was $524,776 as compared to $31,871 for the comparable quarter in 1998. As of September 30, 1999, the Company has deferred financing costs remaining of $3,209,638. This amount will be charged to operations in the next quarter when the debentures were converted.

      Interest expense for the 1999 period increased to $402,776 compared to $198,053 during the 1998 period due to the increase in debt financing activity in the period. Included in interest expense is non-cash amortization of note discount of $204,079 and $134,751 for 1999 and 1998, respectively. Note discounts were imputed to reflect the equity component of the related financings.

      The Company reported a net loss for the September 1999 period of $3,715,171, or $(.69) per share on a basic and diluted basis, as compared to a net loss of $3,224,651 or $(.93) per share for the September 1998 period. Net loss for the quarter ended September 30, 1999 was $1,470,314, or $(.26) per share on a basic and diluted basis, as compared to a net loss of $1,189,504, or $(.31) per share for the comparable 1998 quarter.

Liquidity and Capital Resources

      At September 30, 1999, we had cash of approximately $6,000, representing a decrease of approximately $68,000 over December 31, 1998. During the Nine months ended September 30, 1999 we used net cash for operations of $1,390,656 as compared to $1,833,133 for the same period in 1998.

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

      In October, we issued an additional $500,000 in aggregate principal amount of our 10% Convertible Debentures. In October and November 1999, the investors converted all of the outstanding debentures and were issued 2,681,934 shares of common stock and issued 1,340,967 warrants exercisable at $.92 per share. In November 1999, the investors exercised of all the outstanding conversion warrants. Net proceeds to the Company were approximately $1,050,000.

      We have approximately $1.625 million in aggregate principal amount of indebtedness which is currently due and payable together with interest thereon. The holders of an aggregate of $562,500 in principal amount of such indebtedness have variously agreed to extend the maturity thereof until various dates from April through July 2000. We are attempting to obtain similar extensions from the holders of the balance of such indebtedness. There can be no assurance that any extensions will be granted with regard to all or any part of such balance. We will need to obtain additional financing or otherwise reallocate our available funds in order to repay any amount of such indebtedness as to which no extension is granted.

      If we receive extensions with respect to the entire balance of such indebtedness, we anticipate that cash on hand, will allow us to maintain operations through April 2000. We are currently reviewing possible private sales of equity or debt with equity features and arrangements with strategic partners. We have no commitments for any such financing and there can be no assurance that we will obtain additional capital when needed or that any such additional capital will not have a dilutive effect on current stockholders.

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

      Several suits have been filed and threats of litigation have been made against us and our Israeli subsidiary by various vendors and former employees for unpaid invoices and other amounts in an aggregate amount of approximately $55,000.

Item 2. Change in Securities

    1.(a) In July 1999, TTR issued $400,000 in principal amount of its 10% Convertible Debentures due April 30, 2001 to certain private investors. Upon the conversion of the Debentures, TTR is obligated to issue warrants to purchase up to the number of shares equal to 50% of the shares issued upon such conversion, at an exercise price per share equal to 120% of the conversion price.

      (b) TTR paid commissions to a finder of approximately $36,000.

      (c) TTR believes that the Debentures and Warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

      2. (a) In July 1999, the Company issued 150,000 shares of Common Stock in exchange for previously issued options in connection with the termination of, and settlement of certain claims by an ex-employee.

      (b) There were no underwriters with respect to the above transaction.

      (c) TTR believes that the shares were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act

      3.(a) In July 1999 TTR issued to a consultant warrants to purchase up to an aggregate of 400,000 shares at an exercise price of $2.75 per share.

      (b) There were no underwriters with respect to the above transaction.

      (c) TTR believes that the warrants were issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act_

Item 3. Default Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on

None

Exhibit 27. Financial Data Schedule

                                   Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TTR TECHNOLOGIES, INC.


                             By: /s/ MARC D. TOKAYER
                                 ------------------------------------
                                 MARC D. TOKAYER,
Date: November 19, 1999
                             CHAIRMAN OF THE BOARD AND
                             PRESIDENT (PRINCIPAL EXECUTIVE
                             AND FINANCIAL OFFICER AND OFFICER
                             DULY AUTHORIZED TO SIGN ON
                             BEHALF OF REGISTRANT