Form 10-K
period 1999-12-31
TTR INC
filed 2000-03-30
CIK 933955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            Annual Report for the Fiscal year ended December 31, 1999

                             TTR TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                            0-22055                  11-3223672
(State or Other Jurisdiction        Commission File          IRS Employer
of Incorporation)                   Number)                  Identification No.)

                           2 Hanagar Street, Kfar Saba
                    (Address of Principal Executive Offices)

                                  212-333-3355
              (Registrant's Telephone Number, including Area Code)

[Mark One]

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

      |X|  Yes |_|   No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

           As of March 27, 2000, the Registrant had outstanding 15,967,890 shares of $0.001 par value Common Stock. The aggregate market value of such common stock held by non-affiliates of the Registrant at March 27, 2000 was approximately $69 million. Such market value was calculated by using the closing price of such common stock as of such date as reported on the OTC Electronic Bulletin Board.

Item 1. Business

Introduction

      We design and develop anti-piracy technologies that provide copy protection for electronic content distributed on optical media and over the Internet. Optical media store data which may be retrieved by utilizing a laser and include compact discs which are commonly referred to as CDs and digital versatile discs which are commonly referred to as DVDs. Our technologies utilize both encryption and non-standard codewords on the optical media. As a result of our research and development efforts we believe we have become the technological leader in optical media authentication and verification. Our proprietary anti-piracy technology, MusicGuard(TM), is a unique hardware-based technology designed to prevent the unauthorized copying of audio content distributed on CDs. MusicGuard leverages know-how we gained during the development of our DiscGuard(TM) software protection product. Our copy protection technologies are designed to be transparent to the legitimate end-user. Copy protected CDs are compatible with and are designed to play on currently existing compact disc players.

      As of November 24, 1999, we entered into an agreement with Macrovision Corporation to jointly design and develop and market a copy protection product designed to thwart the illegal copying of audio content on CDs, DVDs and other optical media. The new product will be based primarily upon our MusicGuard technology as well as related Macrovision technology. We granted to Macrovision an exclusive world-wide royalty bearing license to market the copy protection technology which we are jointly developing. The license to Macrovision relates to all technologies and products designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and
DVDs) and technologies for Internet digital rights management for audio applications.

      We are entitled to thirty percent (30%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating the proposed music protection technology. Under certain conditions, our share of the net revenues may be readjusted to twenty-five percent (25%) of net revenues. We agreed to reimburse Macrovision for up to $1 million of its costs incurred in the twelve months ending December 31, 2000 in co-developing and commercially launching MusicGuard.

      As part of the agreement, we granted to Macrovision an exclusive world-wide license to modify and market DiscGuard, our software anti-piracy product. Part of the DiscGuard technology license is royalty free. The encryption portion is royalty bearing. Macrovision has its own proprietary software anti-piracy product known as Safe Disc. For five years we are entitled to 5% of Macrovision's net revenues, if any, collected by Macrovision from the licensing of Safe Disc to customers located in the Peoples Republic of China. Other than for these revenues we do not anticipate that we will receive any significant revenues as a result of our license of DiscGuard to Macrovision.

      Macrovision develops and markets content copy protection and rights management technologies and products to prevent the illicit duplication, reception or use of video and audio programs and computer software. Macrovision provides its products and services primarily to the consumer multimedia and business software publishers, home video, pay-per-view, cable, satellite and video security markets. Macrovision has its headquarters in Sunnyvale, California with subsidiaries in London and Tokyo.

      Our immediate goal is to establish the proposed audio content copy protection technology which we and Macrovision are developing as the leading product in the target market of audio content copy protection for the high-volume recording industry. Additionally, we are actively developing other technologies and looking to acquire technologies which are synergistic with our current business and will enable us to leverage our knowledge base and skill.

Industry Background

      Losses related to the unauthorized reproduction and use of music CDs present a continuing concern for the recording industry as well as performing artists. According to the Recording Industry Association of America, a national trade organization, the recording industry loses about $5 billion annually to global piracy of recorded music. Losses of up to $1 million a day have been estimated in the U.S. alone. Two recent developments have exacerbated the problem of piracy, causing it to become one the highest priorities of the industry.

      First, the cost of producing good quality copies of CDs has been drastically reduced. Until recently, to produce good quality CDs required a significant investment. Recent developments in consumer electronics technology have enabled consumers to purchase, for as little as $180, a CD burner (recorder) from a local retail outlet. CD burners now often are bundled with new computers. Blank recordable discs are widely available for less than $1. With this technology, even the casual user can easily copy unprotected CDs.

      Second, it is now possible to easily download pirated music via the Internet because of the acceptance and widespread use of MP3 compression technology. This technology has made the Internet a feasible vehicle for the electronic transmission of music. Today there are thousands of websites offering music in MP3 format. Most of the music being downloaded is pirated; i.e., no royalties are being paid to the artists or to the record companies which produced this music. This form of piracy is rapidly growing.

      Attempts by third parties to circumvent copy protection technologies have been and are expected to be a persistent problem, even in the face of the United States Digital Millennium Copyright Act, which was signed in October 1998. The Act outlaws copy protection circumvention devices and technologies beginning in May 2000 and provides for both criminal and civil penalties for companies or individuals who import, produce or distribute devices designed to circumvent copy protection devices and technologies.

      Since prior laws to combat music piracy have not served as an effective deterrent and the effect of the new legislation cannot yet be ascertained, recording studios and artists are seeking more effective methods to prevent the replication of unauthorized copies of their proprietary products. To combat music piracy, leaders of the music recording industry have cooperated with leaders of more than 120 companies and organizations representing a broad spectrum of information technology and consumer electronics businesses, Internet service providers and security technology companies to form the Secure Digital Music Initiative. The Initiative is a forum for these industries to develop the voluntary, open framework for playing, storing and distributing digital music necessary to enable a new market to emerge. The Initiative has already produced a standard, or specification, for portable devices. The longer-term effort is focused upon completion of an overall architecture for delivery of digital music in all forms which system will include anti-piracy protection.

      The standard developed by the Initiative is intended to be applied to the next generation of portable playback devices. It will not prevent currently existing playback devices from playing pirated music. Since these devices will likely be in use for quite some time we believe that there will be a need for copy protection on the products played on the devices. To our knowledge there are no commercially available technologies or products providing copy protection for audio content distributed on CDs.

Our Solution

      We believe that the audio content copy protection which we and Macrovision are jointly developing will offer recording studios and artists the most effective solution to protect works distributed on CDs, while offering convenience and cost effectiveness to the music rights owner and end-user. We believe that the proposed technology embodies unique know-how designed to prevent the unauthorized copying of CDs. The proposed music protection technology will be based primarily on our proprietary technology, MusicGuard, as well as related Macrovision technologies.

      Most music is currently offered for sale on a CD. To our knowledge, there is no existing commercially available technology except MusicGuard, which protects content on the original CD. Software-based technologies available today claim to protect music during electronic transmission, but we believe that these technologies are easily overcome. For example, according to an article appearing in the August 18, 1999 edition of "Wired News", one month after Microsoft released its software-based protection technology, Windows Media Audio, a program was available on the Internet that removed the copying protection afforded by the software. MusicGuard protection is embedded on the CD itself and is introduced as part of the production process. The production process includes the creation of a glass master from which metal molds, or stampers, used to mass produce, or replicate, CDs are made.

      During the glass mastering process, a specially modified CD-encoder introduces selective alternative alterations to the data placed on the glass master. These alterations do not affect the audio quality of the original CDs in any manner. CDs that will be protected by music copy protection technology we are developing with Macrovision will be designed to play normally in the currently existing CD and DVD players around the world. Music quality will not be degraded as compared to the original. The technology will be designed so that when one tries to make a copy of a protected CD with any of the many CD-to-CD copying programs or "track rippers", the copy will be unusable. Either the copying process itself will abort or the quality of the unauthorized copy will be unacceptably inferior to the original music. Similarly, attempts to produce MP3 files from a protected CD will either fail or result in inferior and unusable audio. We will design the technology so that it will be easy to apply and use. Record companies or recording studios need only inform an authorized glass mastering facility that it wishes to protect against copying with the technology. We don't envision any special preparation or changes that will be needed to be made to the data which the recording mastering studio supplies to the glass mastering facility. The technology will leverage existing encoder technology used in our DiscGuard(TM) software protection product. Glass mastering facilities worldwide will be able to simply, cheaply and immediately upgrade their existing encoders to enable the use of the copy protection technology. Since the protection will be applied only during the glass mastering process, once a glass master and stampers have been produced, protected discs can be mass-produced by any replicator. We are working together with Macrovision and the encoder manufacturers to develop the most efficient and effective manufacturing solution.

Mastering Equipment Manufacturers

      In order to produce protected CDs, modifications to the encoder portion of the laser optics system in CD mastering equipment are required. Under our contract with Macrovision, Macrovision is responsible for coordinating with the companies which produce and sell these encoders. We believe that three companies, Doug Carson & Associates, Media Morphics and Eclipse, effectively control the market for encoders. We will work with Macrovision and these encoder producers to develop the necessary modifications to produce protected CDs.

      We envision that Macrovision will authorize licensed CD replicators to replicate protected CDs. Macrovision has licensing arrangements in place with more than 75 replication facilities worldwide including the largest multinational replicators such as, Sonopress, MPO, Americ Disc, Nimbus, Cinram, and JVC. Therefore, we believe that Macrovision is in a good position to leverage its current business relationships to the benefit of the audio content copy protection technology we will develop with Macrovision.

Marketing and Sales

      Under our agreement with Macrovision, Macrovision will be responsible, at its expense, for the marketing of the proposed audio content copy protection technology and will determine the staffing and other resources to be allocated to the commercialization of the technology consistent with Macrovision's good faith determination of its commercial potential.

      Macrovision markets its products, including video cassettes, digital PPV and DVD copy protection and video scrambling technologies, through a combination of direct sales and licensing as well as through independent distributors. Macrovision has a network of authorized duplication, authoring and replication facilities throughout the world.

      We are entitled to thirty percent (30%) of the net revenues received by Macrovision from customers, distributors, OEM partners or other sublicensees of the jointly developed technology. Under certain conditions, our share of net revenues may be adjusted to twenty-five percent (25%) of the net revenues. Under certain circumstances, the exclusive license relating to MusicGuard and the jointly developed technology which we granted to Macrovision reverts to a non-exclusive license as of the second anniversary of the commercial launch. Under our agreement with Macrovision, commercial launch is deemed to occur when a certain pre-designated number of protected music CDs are manufactured, with a certain specified number being manufactured by at least one of certain designated major commercial music labels. If certain conditions relating to the timing of the commercial launch transpire, we will be entitled to minimum annual guaranteed royalty advances, recoupable against royalties actually earned by us, commencing on the first anniversary of the commercial launch and continuing through the term of the development agreement which ends on December 31, 2009.

      Macrovision markets its video and consumer protection technologies internationally from its Sunnyvale, California headquarters and through its subsidiaries in Japan and the United Kingdom. It supplements its direct sales efforts with a variety of marketing initiatives, including trade show participation, trade advertisements, industry education and news letters. Macrovision provides technical support to its licensed duplicators, including hardware installation assistance and quality control. As of December 1, 1999, Macrovision employed 33 sales and marketing personnel and 38 additional employees who assisted in customer support and operations.

      We have only a limited internal sales and marketing capability. To maintain our focus on product development and to avoid the expense of establishing our own global sales and marketing staff, we do not anticipate expanding our marketing capability until we are in a position to commercialize products other than MusicGuard.

Research And Development

      We intend to maintain our position as the technological leader in anti-piracy products by leveraging our existing knowledge base and skillset and exploiting to the fullest our existing technologies. We are interested in acquiring or establishing business arrangements with other parties which have promising technologies that offer synergy to our technological and commercial expertise. We are particularly focusing upon companies in Israel due to their geographic proximity and because Israel has a large pool of startup companies with raw technologies from which to choose.

      The software and entertainment industries in general are characterized by rapid product changes resulting from new technological developments, performance improvements and lower production costs. Our research and development activities have focused on developing products responsive to perceived immediate market demands. We believe that our future growth in anti-piracy products will depend in large part on our ability to develop and apply our proprietary technology and know-how. We believe that the key to ensuring that the audio content copy protection technology we are developing with Macrovision becomes the industry standard for CD copy protection lies in our and Macrovision's ability to continually enhance and upgrade our unique anti-piracy technologies.

New Products and Technologies

      We intend to extend our range of activities in two specific directions:

      o Exploiting existing technologies and expertise - the development and commercialization of products which are similar to and share common distribution channels with MusicGuard.

      o Other technologies - the result of cooperation with outside parties, including applications which offer synergy with MusicGuard.

We have developed other technologies with applications in the following areas:

      o DiscAudit - a system for identifying genuine disc replicas. During the mastering process, a special non-reproducible authenticating mark is embedded outside the data portion of the disc. The authenticating mark is not present in unauthorized replicas. By means of a laptop with CD or DVD drive and software supplied by us, law enforcement authorities, including customs inspectors, can quickly determine the authenticity of a disc. DiscAudit is applicable to CD and DVD, including both software and audio discs. The product has been tested with fully satisfactory results. Unlike the following three technologies, this technology is not subject to the right of first refusal we have granted to Macrovision to acquire rights in the technology if we decide to license or sell our rights in it.

      o Encryption Engine - a strong encryption engine for a variety of applications including electronic software distribution, secure electronic music distribution, dedicated music and video playback devices and dedicated games machines. We can supply the encryption technology and software library for the content to be protected.

      o Smart Card Application Binding - Our DiscGuard technology "binds" a protected application to a signature on an authentic optical disc so that the protected application runs correctly only in the presence of the disc. In many applications, it would be desirable to run the protected application on any PC. This can be accomplished by transferring binding information to the user's smart card. Use of smart cards is expected to grow substantially. Reading devices are inexpensive and readers are included in Microsoft's PC hardware specifications. The binding could be by direct download via the Internet. For example, an end user can download a demo version of sample music. If he chooses, he can unlock the application by an on-line registration process that transmits the unlock key directly to the end users's smart card. As a result, the end user has complete mobility - he can run the application from any Internet connected PC, while the music publisher has no concerns about unauthorized replication.

      o Dedicated Playback Devices with Smart Card - GSM (Global System for Mobile Communications) modules throughout the world work with small smart card modules containing the user's authorization and personal preferences. We intend to extend this concept to a wide range of consumer devices, including computers, video and audio playback devices and game stations. In all cases, protected content such as software, video, audio or games, must be bound to the user's smart card before it can be played correctly. The binding can be achieved by leveraging our existing encryption and binding mechanisms.

      Under our agreement with Macrovision, we granted to Macrovision an exclusive right of first refusal through December 31, 2009, to any music copy protection technology that we develop which is not included in the license to Macrovision, and any Internet digital rights management technologies developed by us which are applicable to music, music video, video, software or data publishing products or markets. We are required to notify Macrovision of the details of any bona- fide third party offers to purchase or license such technologies. If Macrovision notifies us of its interest in such purchase or license within 10 business days of Macrovision's receipt of our notification, we are required to negotiate in good faith with them such purchase or license. The encryption engine, smart card application binding and the GSM systems are subject to Macrovision's first refusal rights.

      A major part of future business strategy will be the identification and setting up of cooperation arrangements with the developers of technologies, including those that share our anti- piracy theme.

      We are already active in the process of screening potential partners. The model will be to invest in such companies and to allow them to benefit from our strengths - technical knowledge (especially in optical media), professional management, market awareness and established relationship with Macrovision and other marketing partners. We believe that we can identify several early stage technology companies and can provide the added value necessary to achieve success and cut time to market.

      In connection with the design and development of DiscGuard, our proprietary software anti- piracy product, our Israeli subsidiary has received a grant of $210,000 from the Chief Scientist of the State of Israel. We are required to pay royalties to the Chief Scientist on proceeds from the sale of products derived from the research and development funded by the grant at the rate of 3% of the sales revenue for the first three years of such sales, 4% for the following three years, and 5% thereafter, up to a maximum of 100% of the grant. For example, royalties will be payable to the Chief Scientist based on royalties we receive from Macrovision relating to DiscGuard. We do not believe that any royalties are payable to the Chief Scientist in respect of the proposed audio content protection technology. Our obligation to pay royalties to the Chief Scientist is limited to the amount of the grant received and is linked to the exchange rate of the dollar and the New Israeli Shekel. The Chief Scientist places certain restrictions on companies that receive funding relating to the transfer of know-how. We believe that these restrictions and obligations will not have a material adverse effect on our operations since we do not presently anticipate transferring ownership of the technology developed by us to third parties. The restrictions do not apply to the exports from Israel of products developed with such technologies.

      From the date of inception through December 31, 1999, we have expended approximately $3 million on research and development activities, including approximately $2.6 million through the year ended December 31, 1998, and approximately $.4 million for the year ended Dectember 31, 1999. We expect to maintain our research and development expense at approximately the current level for the foreseeable future.

      We are a member of the Software and Information Industry Association and of the Israeli Export Institute.

Competition

      We are not aware of the existence of any commercially available anti-piracy technologies in the area of copy protection for electronic content distributed on optical media. There can be no assurance that other companies will not enter the market in the future, particularly if the audio content protection technology we are developing with Macrovision is successfully commercialized. There can be no assurance that we will be able to continue developing products with innovative features and functions, or that development by others of similar or more effective products will not render our products or technologies noncompetitive or obsolete.

Proprietary Rights

      We currently rely on a combination of trade secret, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in our products and other proprietary information. We have filed patent applications in the United States and Israel and under the Patent Cooperation Treaty with respect to the technology underlying DiscGuard and in Israel for MusicGuard. We have also applied for a United States trademark registration of MusicGuard. There can be no assurance that any patent or trademark will be issued or that our proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

      We believe that our software and audio content protection products and technologies are proprietary and are protected by copyright law, non-disclosure and secrecy agreements. We also rely on proprietary know-how and employ various methods, such as proper labeling of confidential documents and non-disclosure agreements, to protect our processes, concepts, ideas and documents associated with proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.

      Our policy is to require our employees, consultants, and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship with us shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Employees

      We have 5 full-time employees, all of whom work in Israel. None of our employees is covered by a collective bargaining agreement or is represented by a labor union. We have not experienced any organized work stoppages and consider our relations with our employees to be good.

      Our future performance depends highly upon the continued service of members of our senior management and of Dr. Baruch Sollish, our Vice-President-Research and development, in particular. We believe that our future success will also dependupon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of its business.

Conditions in Israel

      The following information discusses certain conditions in Israel that could affect our Israeli subsidiary, TTR Technologies, Ltd. All figures and percentages are approximate. A portion of the information with respect to Israel presented hereunder has been taken from Annual Reports of the Bank of Israel and publications of the Israeli Central Bureau of Statistics.

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. However, a peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and the Palestine Liberation Organization --Palestinian Authority representatives have been signed. In addition, Israel and several other Arab states have announced their intention to establish trade and other relations and are discussing certain projects. Although Israel and Syria have resumed negotiations, Israel has not entered into any peace agreement with Syria or Lebanon. Recently there has been stagnation in the peace process in the Middle East. There can be no assurance as to whether or how the "peace process" will develop or what effect it may have upon us. Beginning in 1948, nearly all Arab countries formally adhered to a boycott of Israel and Israeli companies and, since the early 1950's of non-Israeli companies doing business in Israel or with such companies. Despite measures to counteract the boycott, including anti-boycott legislation in the United States, the boycott has had an indeterminate negative effect upon trade with and foreign investment in Israel. We do not believe that the boycott has had a material adverse effect on us, but there can be no assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on the operation or expansion of our business.

      Generally, all male adult citizens and permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform certain military duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of the employees of our Israeli subsidiary currently are obligated to perform annual reserve duty. While our Israeli subsidiary has operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on us in the future, particularly if emergency circumstances occur.

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

Employees

      Our Israel subsidiary is subject to various Israeli labor laws and collective bargaining agreements between Histadrut and the federation of industrial employers. Such laws and agreements cover a wide range of areas, including hiring practices, wages, promotions, employment conditions (such as working hours, overtime payment, vacations, sick leave and severance pay), benefits programs (such as pension plans and education funds) and special issues, such as equal pay for equal work, equal opportunity in employment and employment of women. The collective bargaining agreements also cover the relations between management and the employees' representatives, including Histadrut's involvement in certain aspects of hiring and dismissing employees and procedures for settling labor disputes. Our Israel subsidiary continues to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. Israeli employers and employees are required to pay predetermined sums to the National Insurance Institute, an organization similar to the United States Social Security Administration. These contributions entitle the employees to receive a range of medical services and other benefits. Certain employees of our Israel subsidiary are covered by individual employment agreements.


Factors that May Influence Future Results and Accuracy of Forward-Looking Statements

      In an effort to help keep our stockholders and the public informed about the Company's operations, we may from time to time issue certain statements, either in writing or orally, that contain or may contain forward- looking information. Such statements can be identified by the use of forward- looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or comparable terminology, or by discussions of strategy. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may materially differ from those projected by any forward-looking statements. Certain of such risks and uncertainties are discussed below. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

      Our relationship with Macrovision is very important to us, since it will be the exclusive licensee of our anti-piracy products and it is responsible for marketing them.

      As of November 24, 1999, we entered into a ten year agreement with Macrovision to jointly develop a commercially viable anti-piracy protection technology and product for audio content distribution on optical media. We granted to Macrovision exclusive worldwide royalty bearing rights to our proprietary anti-piracy technology, MusicGuard, which serves as the primary basis for the proposed audio content protection technology. Under the terms of our agreement, Macrovision is responsible for promoting and marketing the proposed music protection technology or product. Macrovision has the discretion to determine the staffing and resources it allocates to commercialize the technology consistent with Macrovision's good faith determination as to the technology's commercial potential. We also granted to Macrovision exclusive rights to our proprietary CD software anti-piracy protection technology, DiscGuard, which is the only commercially available product we currently have. Only a limited portion of the license for DiscGuard is royalty bearing and Macrovision is not required to pay any minimum royalties in order to retain its exclusivity. We expect that sales through Macrovision will account for most of our revenues for at least the next two years. We believe that the rapid penetration of the proposed music protection technologies in the recording industry in the United States and Europe to be crucial to our success. If we are unable to effectively manage and maintain our relationship with Macrovision or for any reason Macrovision cannot successfully market MusicGuard, our business will be materially adversely affected. In addition, our condition could be adversely affected by changes in the financial condition of Macrovision or by any other changes to Macrovision's business.

      We do not currently have any commercially viable products or technologies and we cannot assure you that we will develop any.

      MusicGuard, our proprietary anti-piracy protection technology for audio content distributed on CDs, is not currently commercially viable but will serve as the primary basis for the proposed music protection technology that we and Macrovision are jointly designing and developing. Under the terms of our agreement with Macrovision, we will work jointly with Macrovision to complete a product suitable for commercial launch. We estimate that this project will take nine months, six months until the commercial launch and three months following the commercial launch. We have also given to Macrovision an exclusive worldwide partially royalty bearing license to DiscGuard, which we launched commercially in February, 1998. We expect that Macrovision will use components of DiscGuard to support its CD-ROM product, SafeDisc(TM). Although we are working to develop technologies with applications in other areas, these technologies are at an early stage. Currently, we have no other commercially viable product or technology.

      Even if we develop other commercially viable technologies, the right of first refusal we have granted to Macrovision with respect to certain products may impair our ability to exploit them.

      Under the terms of our agreement with Macrovision, we have granted to Macrovision first refusal rights until December 31, 2009 with respect to any music protection technology we develop which is not included in the license to Macrovision and any Internet digital rights management technologies we develop which are applicable to music, music video, video, software or data publishing products or markets. These rights include rights of ownership if we decide to sell the technology or worldwide exclusive marketing or distribution rights if we decide to license the technology. Our obligation is to negotiate a sale or license to Macrovision in good faith should we receive a bona fide offer from a third party to purchase or license the technology and should Macrovision notify us of its interest in acquiring the technology. As is ordinarily the case where a right of first refusal is granted, the existence of this right may impair our ability to fully exploit the commercial potential inherent in other technology we may develop which is subject to this right by creating the possibility that an interested third party may abstain from making an offer for our technology due to a possible concern on the part of such third party that its offer will be utilized by us solely for negotiating an offer from Macrovision on more favorable terms.

      We have lost money in every quarter and year, and we expect these losses to continue in the foreseeable future.

      Since we began our operations in 1994, we have lost money in every quarter and year. As of December 31, 1999, we had an accumulated deficit of approximately $24.8 million. If our revenue does not increase and we cannot adjust our level of spending adequately, we may not generate sufficient revenue to become profitable. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. Our ability to generate revenue depends primarily upon our ability to jointly develop with Macrovision the audio content copy protection technology to the point it becomes commercially viable and Macrovision's success in promoting and marketing the technology.

      We have only been in business for a short period of time, so your basis for evaluating us is limited.

      We are a development stage company with a limited history of operations. Prior to the commencement of our joint efforts with Macrovision to develop a commercially viable audio content protection product and before our software product, DiscGuard, first became commercially available in February 1998, we were engaged primarily in research and development. As a result, there is a limited history of operations for evaluating our business. You must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the audio content copy protection and anti-piracy market. Some of these risks and uncertainties relate to our ability to:

o complete, together with Macrovision, the design and development of audio content protection technology of a commercially viable product or technology;

o stay ahead of the efforts of hackers and counterfeiters to circumvent our copy protection technologies;

o     respond effectively to actions taken by our competitors;

o build our organizational and technical infrastructures to manage our growth effectively;

o design, develop and implement effective products for existing clients and new clients;

o     extend MusicGuard protection to DVDs; and

o     attract, retain and motivate qualified personnel.

      If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations will be materially and adversely affected.

      The market for audio content copy protection technology is unproven.

      The market for copy protection technology for audio content distribution on CDs, especially in the consumer multi-media market, is unproven. For us to be successful in entering this market, recording studios and artists must accept copy protection generally and also adopt the solution that we are developing with Macovision. There can be no assurance that copy protection of multi-media audio content distributed on CDs will be widely commercially accepted. For example, consumers may react negatively to the introduction of copy protected CDs if they are prevented from copying the content of their favorite audio content. Moreover, copy protection may not be effective or compatible with all hardware platforms or configurations or may prove to be easily circumvented. Further, the technology we are developing with Macrovision may not achieve or sustain market acceptance under emerging industry standards. If the market for copy protection of audio content distributed on CDs fails to develop or develops more slowly than expected, or if MusicGuard does not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially adversely affected.

      You should not rely on our quarterly operating results as an indication of how we will do in the future.

      Our quarterly operating results may vary significantly in the foreseeable future due to a number of factors that could affect our revenue, expenses or prospects during any particular quarter. These factors include:

o the success of Macrovision in promoting and marketing any music protection technology developed through our joint efforts.

o the demand for audio content anti-piracy protection in general and for CDs in particular, and, potentially, for DVDs;

o the degree of acceptance of our copy protection technologies by recording studios and artists;

o     changes in our operating expenses;

o changes in fees paid for copy protection of audio content distributed on CDs resulting from competition or other factors;

o     economic conditions specific to the recording industry;

o anticipated seasonality of revenues relating to sales of music CDs to consumers in our target market.

      In any given quarter, we may expend substantial funds and management resources and yet not obtain adequate revenue, and we may not be able to adjust spending in a timely manner to compensate for any unexpected shortfall in our revenue. Any significant shortfall could have an immediate material and adverse effect on our business, financial condition and results of operations.

      Due to all of the foregoing factors, and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely fall.

      For at least the next two years, we expect to derive most of our net revenues and operating income from royalties collected from Macrovision in respect of sales of copy protection technology or products. We cannot assure you that we will receive any revenues from these royalties or if revenues are received, that they will grow significantly or at all. Any growth in revenues from these fees will depend on the use of our copy protection technology by a larger number of recording studios and artists. In order to increase our market penetration, we must persuade recording studios and artists that the cost of licensing our technology is outweighed by the increase in revenues from additional sales of the copy protected material that the recording studios and artists would achieve as a result of using copy protection. There are many competitors in the copy protection industry and we may not be able to compete effectively against them.

      There is currently no commercially available technology which prevents the faithful copying of compact discs. There can be no assurance that companies with substantially greater financial, technological, marketing, personnel and research development resources than ours will not develop and begin marketing a similar technology. While no technology is currently available, the Secure Digital Music Initiative is a forum of companies who have agreed to develop a standard for copy protection of digital music. The standard developed and being improved upon by the Initiative will apply to next generation portable playback devices. There can be no assurance that if and when the standard is implemented, the MusicGuard technology will be able to effectively compete against copy protection technologies based on the Initiative's standard.

Third parties may be able to circumvent our anti-piracy technology.

    We must continually enhance and upgrade audio content protection technology to stay ahead of the efforts of counterfeiters and hackers to circumvent our technologies, even in the face of the new United States Digital Millennium Copyright Act. The Act outlaws copy protection circumvention devices and technologies beginning in May 2000 and currently provides for both criminal and civil penalties for companies or individuals who import, produce or distribute devices designed to circumvent copy protection devices and technologies. It is conceivable that counterfeiters and hackers could develop a way to circumvent our copy protection techniques, which may result in a potentially substantial decrease in the demand for our products. Additionally, music rights owners could choose not to use our anti-piracy technology if they believe that our technology will be unable to deter counterfeiters or if they believe it interferes with legitimate consumer use of the original copyrighted product. In this regard, the copy protection technologies are intended to prevent both consumer copying and professional remastering and replication. Any reduction in demand for our products could have a material adverse effect on our business, financial condition and results of operations.

We are vulnerable to technological obsolescence.

      The proposed audio protection technology is based upon a single set of core technologies. The market for this technology and products is characterized by rapid change, often resulting in product obsolescence or short product life cycles. Although we are not aware of any developments in the audio content protection industry which would render our planned products less competitive or obsolete, there can be no assurance that future technological changes or the development of new or competitive products by others will not do so.

      We have very few employees and are particularly dependent on our Chief Technology Officer.

      We have a small number of employees. Although we believe we maintain a core group sufficient for us to effectively conduct our operations, the loss of certain of our key personnel could, to varying degrees, have an adverse effect on our operations and product development. The loss of Dr. Baruch Sollish, our Chief Technology Officer, would have a material adverse affect. We have not obtained "key-man" life insurance on the life of Dr. Sollish. Our key employees and corporate officers all reside in Israel.

      We are subject to risks associated with international operations.

      We conduct business from our facilities in Israel and the United States, and through our exclusive licensee, Macrovision. Our international operations and activities subject us to a number of risks, including the risk of political and economic instability, difficulty in managing foreign operations, potentially adverse taxes, higher expenses and difficulty in collection of accounts receivable. In addition, although we receive most of our revenue in U.S. dollars, a substantial portion of our payroll and other expenses are paid in the currency of Israel, where most of our employees reside and our research and development operations are located. Because our financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies that we use to make payments in relation to the U.S. dollar. We do not currently cover known or anticipated operating exposures through foreign currency exchange option or forward contracts.

      We are subject to risks associated with operations in Israel.

      Our Israeli subsidiary maintains offices and research and development facilities in Israel and is directly affected by prevailing economic, military and political conditions that affect Israel.

      We need to establish and maintain licensing relationships with companies in related fields.

      Our success in developing and commercializing other technologies will depend in part upon our ability to establish and maintain licensing relationships with companies in related business fields, including international distributors. We believe that these relationships can allow us greater access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by these other companies may not be within our control. We may not be able to maintain relationships or enter into beneficial relationships in the future. Other parties may not perform their obligations as expected. Our reliance on others for the development, manufacturing and distribution of our technologies and products may result in unforeseen problems. There can be no assurance that our licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including our competitors, as a means of developing or marketing products targeted by the collaborative programs and by our products.

Our efforts to protect our intellectual property rights may not be adequate.

      Our success depends on our proprietary technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Any patents that issue from our pending or future patent applications or the claims in pending patent applications may not be of sufficient scope or strength or be issued in all countries where our products can be sold or our technologies can be licensed to provide meaningful protection or any commercial advantage to us. Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our products and technologies, which could have a material adverse effect on our business, financial condition and results of operations.

      Litigation may be necessary in the future to enforce any patents that may issue and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. There can be no assurance that any litigation of these types will be successful. Litigation could result in substantial costs, including indemnification of customers, and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations, whether or not this litigation is determined adversely to us. In the event of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. Our failure to develop or license a substitute technology could have a material adverse effect on our business, financial condition and results of operations.

      The rights of first refusal we have granted to Macrovision relating to the sale of our equity securities may impair our ability to obtain other financing.

      In the January 12, 2000 stock purchase agreement under which we sold to Macrovision $4 million of our common stock, we granted to Macrovision rights of first refusal to purchase equity securities (including securities convertible or exchangeable into common stock) we propose to sell to third parties if the amount of the securities to be sold would constitute a majority of our outstanding common stock. Subject to some exceptions, we further granted to Macrovision a right to purchase its pro rata share (based on Macrovision's then current ownership of common stock) of any equity securities we offer in private transactions above a certain amount. The existence of these rights may impair our ability to obtain equity financing from third parties on terms satisfactory to us or at all because investors may be reluctant to devote the time and expense necessary to negotiate the terms of a transaction which we may not be able to consummate with them if Macrovision elects to exercise its rights. However, Macrovision waived its right of first refusal with respect to our private placement in February 2000 of 1,800,000 shares of Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $10 million.

We face Year 2000 risks.

      Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements. Some of these concerns have continued to persist after January 1, 2000. Our business depends on the operation of numerous systems that could potentially be affected by Year 2000 related problems. Those systems include hardware and software systems used internally by us in the management of our business; hardware and software products developed by us; the internal systems of our customers and suppliers; and non-information technology systems and services used by us in the management of our business, such as telephone systems and building systems. Success of our Year 2000 readiness efforts may depend on the success of our customers in dealing with their Year 2000 issues. Although we believe that our Year 2000 readiness efforts are designed to appropriately identify and address those Year 2000 issues that are within our control, there can be no assurance that our efforts will be fully effective or that the Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations. We do not presently have a contingency plan for handling Year 2000 issues that are not detected and corrected prior to their occurrence. Any failure by us to address any unforeseen Year 2000 issue could adversely affect our business, financial condition and results of operations.

Future sales of our common stock by our holders of outstanding stock, options and warrants could have an adverse effect on the market price of our common stock.

      The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of common stock in the market, or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our stock price is volatile and could continue to be volatile.

      The market price of our common stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes for many "high tech" companies fluctuate widely for reasons that may be unrelated to their business or results of operations. The market price of our common stock may decline below the offering price. General economic, market and political conditions could also materially and adversely affect the market price of our common stock and investors may be unable to resell their shares of common stock at or above the offering price.

It may be difficult for a third party to acquire us.

      Provisions of Delaware law could make it more difficult for a third party to acquire us, even if it would be beneficial to our stockholders.

Penny Stock Regulation may be applicable to investment in our shares.

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Item 2. Properties

      We lease a 2400 square foot facility used in our research and development and administrative activities in Kfar Saba, Israel. The lease provides for a monthly rent of approximately $2292 and an expiration date of May 31, 2000 subject to one optional annual renewal through May 2001. We have improved this facility to meet the requirements of our research and development activities. We believe that this facility is sufficient to meet our current and anticipated future requirements. We believe that we will be able either to renew our present lease or obtain suitable replacement facilities. In the opinion of management, our leased facility is adequately covered by insurance.

Item 3. Legal Proceedings

      Our Israeli subsidiary is party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters. However, the Company believes, based on its examination of such matters, that the Company's ultimate liability will not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on December 21, 1999 and the shareholders voted as to the following: (a) election of Marc D. Tokayer and Dr. Baruch Sollish as directors to serve for a term of one (i) year or until a successor is duly elected; (ii) to increase the number of common shares that the Company is authorized to issue from time to time 25,000,000 common shares;
(iii) approval of an increase in the number of common shares reserved for issuance under the Company 1996 Stock Option Plan to 1,500,000 common shares and to amend such stock plan to permit the acceleration of vesting for certain options granted thereunder; (iv) approval of the ratification of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu as auditors for the year ending December 31, 1999. All matters were approved by the shareholders.

      Voting results are as follows:

                                                  For        Against     Abstain
                                                  ---        -------     -------

1. Directors                                   8,421,001          --      16,100
2. Amendment to Certificate of Incorporation   8,406,251      30,000         850
3. Stock Option Plan Amendment                 4,609,696      50,650      14,783
4. Auditors                                    8,426,101       6,500       4,500

      No other matters were submitted to a vote of shareholders during the year ended December 31, 1999.

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

                                             Common Stock

Quarter Ended                             High          Low

       1999
       ----
       December 31                        $6.00        $2.45

       September 30                       $4.80        $2.45
       June 30                            $3.125       $ .75
       March 31                           $1.4375      $ .75

       1998
       ----

       March 31                           $6.00        $4.00
       June 30                            $5.50        $2.625
       September 30                       $3.25        $ .875
       December 31                        $3.0625      $.6875

      The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of March 27, 2000, there were approximately 171 record holders of the Common Stock of the Company. We believe that there are a significant number of shares of our common stock held either in nominee name or street name brokerage accounts and consequently, we are unable to determine the number of beneficial owners of our common stock.

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

Sales of Unregistered Securities During 1999

      Set forth below is a listing of all sales by the Company of unregistered equity securities during 1999, excluding sales that were previously reported on a Quarterly Report on Form 10-QSB. Unless otherwise indicated (i) such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering and (ii) the sales were made by the Company without the assistance of any underwriters.

1. In January 1999, the Company issued to a consultant 297,000 shares of common stock.

2. In January 1999, the Company issued warrants to purchase up to 10,000 shares at an exercise price per share of $1.75 to a consultant and an aggregate of 380,000 shares of common stock to three other consultants.

3. In February 1999, the Company issued to certain employees warrants to purchase an aggregate of 196,000 shares, at an exercise price per share of $0.01. As of March 10, 2000 an aggregate of 146,000 shares had been issued upon exercise of these warrants.

4. In February and March 1999, the Company issued to certain investors an aggregate of 130,682 shares at a price per share of $0.86 and issued to a consultant 200,000 shares of common stock.

5. In April 1999, the Company issued to a consultant 75,000 shares at a price of $0.60 per share.

6. In May, July, September and October 1999, the Company issued $1,000,000, $400,000, $100,000 and $500,000, respectively, in principal amount of its 10% Convertible Debentures due April 30, 2001 to certain private investors. In October 1999, the outstanding principal amount and accrued interest on the Convertible Debentures were converted into an aggregate of 2,681,934 shares of the Company's common stock. Upon the issuance of the conversion shares, the Company issued to these investors warrants to purchase an aggregate of 1,340,970 shares of the Company's common stock at an exercise price of $0.92 per share. In November 1999, all of these warrants were exercised by the investors. The Company paid commissions to Wall & Broad Equities, Inc. of approximately $240,000.

7. In May 1999 the Company issued to a consultant options to purchase up to an aggregate of 1,300,000 shares at a nominal exercise price per share. As of March 10, 2000, the Company had issued 796,798 shares upon the partial exercise of these options.

8. In July 1999, the Company issued to a consultant warrants to purchase up to an aggregate of 400,000 shares at an exercise price of $2.75 per share. In settlement of certain disputes between the consultant and the Company, the Comapny re-issued warrants for an aggregate of 200,000 at an exercise price of $2.75 per share and the consultant waived any rights to the warrants for the remaining 200,000 shares.

9. In October 1999, the Company issued to a consultant 200,000 shares and an option to purchase an aggregate of 1,000,000 shares at an exercise price per share of $0.01. The option was exercised in full in January 2000.

10. In November 1999, the Company issued to a shareholder warrants to purchase an aggregate of 15,000 shares at an exercise price per share of $2.50 and warrants to purchase an aggregate of 35,000 shares at an exercise price per share of $3.50 in settlement of certain disputes between the Company and such shareholder.

11. In November 1999, TTR issued to a consultant warrants to purchase an aggregate of 25,000 shares at an exercise price per share of $0.01.

12. During 1999, the Company issued, pursuant to its 1996 Option Plan, the following stock options:

            (i) In June 1999, the Company issued to an employee options to purchase 235,000 shares of common stock, vesting in 36 equal monthly installments, for a nominal exercise price.

            (iii) In November, 1999, the Company issued to employees (a) fully vested options to purchase an aggregate of 298,500 shares with an exercise price of $0.01 per share, (b) options vesting over 2 years to purchase an aggregate of 100,000 shares at an exercise price per share of $2.56.

Item 6. Selected Consolidated Financial Data

      The following table sets forth our consolidated financial data for the five years ended December 31, 1999. The selected consolidated financial data for the years ended December 31, 1997, 1998 and 1999 are derived from our consolidated financial statements for such years, which have been audited by Brightman Almagor & Co., a member of Deloitte Touch Tohmatsu, independent auditors. The selected consolidated financial data for the years ended December 31, 1995 and 1996 are derived from our consolidated financial statements for such period and years, which have been audited by Schneider Ehrlich & Associates LLP (formerly known as Schneider Ehrlich & Wengrover LLP), independent auditors. The consolidated financial data set forth below should be read in conjunction with our Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this prospectus.

                                                  Year
                                          Ended December 31,
                                                                                                          From Inception
Income Statement                                                                                          (July 14, 1994) to
Data:                          1995           1996          1997           1998           1999            December 31,1999
Revenues                           --             --             --         54,922         68,803              123,725
Total expenses                692,801        790,108      3,784,635      5,178,872      7,944,252           18,424,000
Operating loss               (692,801)      (790,108)    (3,784,635)    (5,123,950)    (7,875,449)         (18,300,275)
Net loss                     (896,663)    (1,121,211)    (4,119,612)    (5,578,540)   (13,072,237)         (24,830,348)

Net loss per
Share                        (0.37)       (0.62)          1.35)         (1.54)         (2.07)

Weighted average shares
Outstanding                 2,399,793      1,801,366      3,054,519      3,615,908      6,321,719

                                                              December 31,
                               1995           1996          1997           1998           1999
Balance Sheet
 Data:

Working capital
(deficiency)                 (616,839)     (2,563,908)      448,679    (2,834,448)     (494,744)
Total assets                  403,204       1,191,688     1,188,627       490,545       467,867
Total liabilities           1,274,427       2,785,545       278,898     3,588,712       798,863
Total Stockholders'
equity (deficit)             (871,223)     (1,593,857)      677,229    (3,098,167)     (330,996)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this prospectus.

General

      We design and develop anti-piracy software technologies that provide copy protection for electronic content distributed on optical media and over the Internet. Our proprietary anti-piracy technology, MusicGuard, is a unique hardware-based technology designed to prevent the unauthorized copying of audio content distributed on CDs.

      As of November 24, 1999, we entered into an agreement with Macrovision Corporation to jointly design and develop and market a copy protection product designed to thwart the illegal copying of audio content on CDs, DVDs and other optical media. Optical media store data which may be retrieved by utilizing a laser and include compact discs which are commonly referred to as CDs and digital versatile discs which are commonly referred to as DVDs. The new product will be based primarily upon our MusicGuard technology, as well as related Macrovision technology, and will be jointly owned by us and Macrovision. We expect that the immediate application of the technology we are developing with Macrovision will be of interest for the music distribution business and recording studios whose products are customarily distributed on CDs. We granted to Macrovision an exclusive world-wide royalty bearing license to design, develop and market the copy protection technology which we are jointly developing. The license to Macrovision relates to all technologies and products designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications. The proposed copy protection technology we are developing with Macrovision will be transparent to the legitimate end-user.

      Our immediate goal is to establish the proposed audio content protection technology which we and Macrovision are developing as the leading product in the target market of audio content copy protection for the high-volume recording industry. Additionally, we are actively developing other technologies and looking to acquire technologies which are synergistic with our current business and will enable us to leverage our knowledge base and skill.

      We have not had any significant revenues to date. As of December 31, 1999, we had an accumulated deficit of approximately $24.8 million. Our expenses have related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses.

Revenue Sources

      We expect, for the near-term, that our primary source of revenue will be royalties under our license agreements with Macrovision. We are currently seeking to develop or acquire other technologies that will provide other sources of revenue. However, there can be no assurance that we will develop or acquire other technologies or if we do, that such technologies will generate any revenue or profits.

Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price as of the date of grant is recognized over the period that services are rendered. As more fully described below in "Results of Operations," we have recorded expense in connection with stock based compensation during 1997, 1998 and 1999.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

      Revenues for the year ended December 31, 1999 and 1998 were $68,803 and $54,922, respectively and were derived from licensing fees of our DiscGuard product.

      Research and development costs for the year ended December 31, 1999 were $345,989 as compared to $1,017,073 for 1998. These decreases are attributable primarily to reduced staffing effected in the latter part of 1998.

      Sales and marketing expenses for the year ended December 31, 1999 were $815,586 as compared to $1,155,998 for 1998. This decrease was primarily due to reduced staffing in 1999.

      General and administrative expenses for the year ended December 31, 1999 were $630,090 as compared to $1,663,912 for 1998. This decrease was primarily due to reduced staffing in 1999.

      Stock-based compensation for the year ended December 31, 1999 was $6,152,587 as compared to $1,341,889 for 1998. Due to the shortage of available funds in 1999, we compensated employees and other consultants by issuing common stock, warrants and options.

      Amortization of deferred financing costs for the year ended December 31, 1999 period was $4,180,540 as compared to $72,288 for the same period in 1998. As a result of the issuance of 1.3 million warrants in connection with the sale of our 10% Convertible Debentures, we recognized significant non-cash financing costs. Using the Black-Scholes model for estimating the fair value of the warrants, we recorded $3,845,400 as deferred financing costs and charged the entire balance to operations when the debentures were converted.

      Interest expense for the year ended December 31, 1999 increased to $1,019,937 as compared to $410,715 during 1998. Included in interest expense is non-cash amortization of note discount in the amount of $272,009 and $214,454 for the years ended December 31, 1999 and 1998, respectively. Note discounts were imputed to reflect the equity component of the related financings. Also included in interest expense for 1999 was $572,505, which represents the value of the beneficial conversion feature relating to the conversion of outstanding debt into shares of our Common Stock.

      We reported a net loss for the year ended December 31, 1999 of $13,072,237 or $(2.07) per share on a basis and diluted basis, as compared to a net loss of $5,578,540 or $(1.54) per share for the year ended December 31, 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

      We reported revenues for the first time in 1998, totaling $54,922. All of the revenues were derived from license fees received from licensees of DiscGuard.

      Research and development costs for the year ended December 31, 1998 were $1,017,073 as compared to $957,232 for 1997. Research and development costs in 1998 were expended in developing improved versions of DiscGuard following its commercial introduction in February 1998.

      Sales and marketing expenses for the year ended December 31, 1998 were $1,155,998 as compared to $914,060 for 1997. This increase reflects our intensified marketing activities when DiscGuard became commercially available in the first quarter of 1998.

      General and administrative expenses for the year ended December 31, 1998 were $1,663,912 as compared to $604,151 for 1997. The increase in general and administrative spending was primarily due to increased staffing, public relations and professional fees relating to a proposed secondary public offering of common stock in July 1998.

      Stock-based compensation for the year ended December 31, 1998 was $1,341,889 and $1,309,192 for 1997.

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

      We reported a net loss for the year ended December 31, 1998 of $5,578,540, or $(1.54) per share on a basic and diluted basis, as compared to a net loss of $4,119,612, or $(1.35) per share for the year ended December 31, 1997.

Liquidity and Capital Resources

      At December 31, 1999, we had cash of approximately $210,000, representing an increase of approximately $135,000 over December 31, 1998. In February 2000, we completed a private placement of 1,800,000 shares of our common stock and 900,000 Class A Warrants for an aggregate purchase price of $10,000,000. The Class A Warrants are exercisable for a period of five years at an exercise price of $8.84 per share and upon exercise, we will issue Class B Warrants for an additional 495,000 shares. The Class B Warrants are exercisable for a period of three years from the date of issuance at an exercise price of $21.22. Under certain circumstances the Class A and Class B Warrants may be redeemed.

      In November 1999, we signed an agreement with Macrovision Corporation ("Macrovision") to jointly develop and market music copy protection technology for optical based media. In connection with the agreement, We granted to Macrovision an exclusive world-wide, royalty-bearing license to use our proprietary technology through December 31, 2009. We will be entitled to a 30% royalty which may be adjusted to twenty five 25%, under certain conditions. Also under certain conditions, the exclusive license may revert to a non-exclusive license as of the second anniversary of the commercial launch of the product that we are jointly developing. If certain conditions relating to the timing of such commercial launch transpire, We will be entitled to minimum annual guaranteed royalty advances, commencing on the first anniversary of the Commercial Launch and continuing through the ninth year, aggregating $25 million.

      Also under the Agreement, in January 2000, Macrovision made a $4 million equity investment in the Company for an 11.4% interest and received an exclusive license to our proprietary DiscGuard(TM) technology.

      In the fourth quarter of 1999, we significantly reduced our accrued interest and long-term debt through a series of conversions to Common Stock. We also realized proceeds of approximately $1.4 from the exercise of outstanding warrants and options.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

To date, we have not utilized derivative financial instruments or derivative commodity instruments. We invest our cash primarily in money market funds, which are subject to minimal credit and market risk. The interest payable on our long-term debt is variable based on the prime rate and, is therefore, affected by changes in market interest rates. However, we believe the market risks associated with these financial instruments are immaterial.

Foreign Currency Risk

The Company is exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

Item 8. Financial Statements

The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

      Our directors, officers and key employees are as follows:

Name                            Age             Position
----                            ---             --------

Marc D. Tokayer                  43     Chairman of the Board, Chief Executive
                                        Officer, President and Treasurer; and
                                        President and Director of our Israeli
                                        subsidiary

Emanuel Kronitz                  40     Chief Operating Officer

Baruch Sollish                   52     Director, Vice President-Research and
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

      EMANUEL KRONITZ, has been the Chief Operating Officer of TTR since June 1, 1999. From January through May 1999 he served as CEO of Smart Vending Solutions Inc., a Delaware corporation, which developed a novel vending machine based on free access technology. From November 1997 through January 1999, he was president of Orgad Creations Ltd., an Israeli company engaged in the electroforming of gold jewelry. From January 1996 through November 1997, he was a Senior Investment Manager at Leumi & Co, Investment Bankers Ltd., an Israeli investment bank, where he was in charge of an investment portfolio of approximately 30 high-tech and industrial companies. Between January 1994 and December 1995, he was a Vice President of Business Development at the Elul Group, an Israeli high tech marketing and investment company, where he was primarily responsible for identifying and negotiating new business ventures. He received an LLB (law degree) from Bar Ilan University, Tel Aviv in 1983 and an MBA from York University in Toronto in 1988.

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

      Our Board of Directors is currently comprised of two Directors, Marc Tokayer and Baruch Sollish. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

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

Item 11. Executive Compensation

      The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to, or earned by, our Chief Executive Officer and to all other executive officers serving as such at the end of 1999 whose salary and bonus exceeded $100,000 for the year ended December 31, 1999 or who, as of December 31, 1999, was being paid a salary at a rate in excess of $100,000 per year.

                                                    Long Term Compensation
                     Annual Compensation                    Awards                                    Payouts

Name and                                                              Restricted     Securities
Principal                                                               Stock        Underlying        LTI          All Other
Position              Year      Salary      Bonus         Other        Awards(#)     Options(#)        Payouts     Compensation

Marc D. Tokayer       1999     $108,075         --      $ 27,676(1)         --           --              --             --
Chairman and          1998     $ 64,430   $ 12,019      $ 14,423(1)         --           --              --             --
President             1997     $ 73,850   $  7,647      $ 26,307(1)         --           --              --             --

Emanuel
Kronitz(2)            1999     $ 35,915         --      $  7,158       304,500           --              --             --
Chief Operating       1998           --         --            --            --           --              --             --
Officer               1997           --         --            --            --           --              --             --

Baruch Sollish        1999     $110,522         --      $ 21,886(1)         --       80,000
Vice-President-       1998     $ 91,678   $ 42,105      $ 13,927(1)         --           --
Research &            1997     $ 99,931   $ 50,000(3)   $ 24,875(1)         --           --
Development


(1) Includes contributions to insurance premiums, car allowance and car expenses.
(2)   Mr. Kronitz' employment by TTR commenced on June 1, 1999.
(3) Comprises a one-time payment made in consideration of Dr. Sollish's waiver of incentive bonus payments due to him under his employment agreement.

                       Options Granted In Last Fiscal Year

      The following table sets forth certain information concerning options granted during 1999 to the executive officers named in the Summary Compensation Table. Since January 1, 2000 we have also granted options to Mr. Tokayer and Dr. Sollish, which grants are discussed in Item 13 below below:

                                                                Market                  Potential Realizable Value
                                      Percentage                Price of                At Assumed Annual Rates
                     Number of        of Total                  Common                  of Stock Price
                     Securities       Options                   Stock on                Appreciation for
                     Underlying       Granted to      Exercise  Date of                 Option Term
Name                 Options          Employees       Price     Grant       Expiration
                     Granted (#)      in 1999        ($/Share)  ($/Share)      Date     5%($)             10%($)
Marc Tokayer         0                --              --        --          --           --               --
Emanuel Kronitz      235,000          31.7%           $.01      $2.906      2009         $1,110,038       $1,768,943
Emanuel Kronitz      69,500           9.4%            $.01      $2.56       2009           $289,118         $460,784
Baruch Sollish       20,000           2.7%            $.01      $2.56       2009            $83,999         $132,600
Baruch Sollish       60,000    `      8.1%            $2.56     N/A         2009            $96,598         $244,799

                 Aggregate Options Exercised In Last Fiscal year
                        And Fiscal Year End Option Values

                     Number of                                                                  Value of Unexercised
                     shares                                   Number of Un-exercised            In-the-money Options
                     Acquired on          Value               Options at December 31, 1999     at December 31, 1999(1)
Name                 Exercise             Realized   (#)                ($)
                     (#)                  ($)                 Exercisable/Unexercisable        Exercisable/Unexercisable
Emanuel Kronitz      --                   --                  108,666/195,834(2)             $650,909/$1,173,045
Baruch Sollish       --                   --                  20,000/60,000                  $119,800/$206,400

(1) Based upon the difference between the exercise price of such options and the closing price of the common stock ($6.00) on December 31, 1999, as reported on the OTC Electronic Bulletin Board.

(2) On January 12, 2000, the terms of options to purchase an aggregate of 235,000 shares were amended to provide that options to purchase 150,000 shares became immediately vested and exercisable.

Stock Option Plans

      1996 Stock Option Plan. Our current policy is that all full time key employees be considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution and level of performance shown during the year. Stock options are intended to improve loyalty to the company and help make each employee aware of the importance of our business success.

      We have adopted our 1996 Incentive and Non-Qualified Stock Option Plan. The 1996 Option Plan provides for the grant to qualified employees (including officers and directors) of options to purchase shares of our common stock. A total of 1,500,000 shares of our common stock have been reserved for issuance upon exercise of stock options granted under the 1996 Option Plan.

      The 1996 Option Plan is administered by the Board of Directors. The board has discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the 1996 Option Plan. Options granted under the 1996 Option Plan may be non- qualified stock options or incentive stock options (an option which qualifies under Section 422 of the Internal Revenue Code) but in any case the exercise price of incentive stock options granted may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is an incentive stock option to an employee who owns more than 10% of the outstanding common stock). Options may not be exercised more than 10 years after the grant (five years if the grant is an incentive stock option to any employee who owns more than 10% of the outstanding common stock). The board may, in its discretion
(i) accelerate the date or dates on which all or any particular option or options granted under the 1996 Option Plan may be exercised, or (ii) extend the dates during which all, or any particular, option or options granted under the 1996 Option Plan may be exercised, provided, that no such extension will be permitted if it would cause the 1996 Option Plan to fail to comply with Section 422 of the Code or with Rule 16b-3 of the Securities Exchange Act of 1934, as amended. Except as otherwise determined by the board at the date of the grant of the option, and subject to the provisions of the 1996 Option Plan, an optionee may exercise an option at any time within one year (or within such lesser period as may be specified in the applicable option agreement) following termination of the optionee's employment or other relationship with us if such termination was due to the death or disability (as defined) of the optionee but in no event later than the expiration date of the option. Except as otherwise determined by the board at the date of the grant of an option, if the termination of the optionee's employment or other relationship is for any other reason the option will expire immediately upon such termination. Options granted under the 1996 Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the 1996 Option Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

      As of January 31, 2000, options to purchase 1,166,400 shares of our common stock were outstanding under the 1996 Option Plan.

      Non-Executive Directors Stock Option Plan. We adopted our 1998 Non-Executive Director Stock Option Plan in July 1998 to provide an incentive for attracting and retaining on our board the service of qualified individuals who are not otherwise employed by us or any subsidiary.

      The Directors Plan is administered by the Board of Directors. We have reserved 25,000 shares of our common stock under the Directors Plan for issuance upon the exercise of stock options. Options are exercisable upon the date of grant and expire five years from the date of grant. Upon termination of a person's services as a director, the options expire within two months of such termination. The exercise price of the option will be the fair market value of our common stock on the date of the grant of the option. The number of options and prices at which they are exercisable are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. No options may be granted under the Directors Plan after July 2008. As of March 1, 2000, no options were outstanding under the Directors Plan.

Employment Agreements

      Our Israeli subsidiary signed an employment agreement in August 1994 with Marc Tokayer, pursuant to which Mr. Tokayer is employed as its General Manager for a term which is automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the current expiration date. Mr. Tokayer currently receives an annual salary of $120,000, subject to increase and the grant of a performance bonus in the Board's discretion. If Mr. Tokayer is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony, he will be entitled to continue to receive his salary and benefits for an additional 12 months, subject to certain limitations.

      We signed an employment agreement with Emanuel Kronitz as of June 1, 1999, pursuant to which Mr. Kronitz is employed as our Chief Operating Officer. The agreement is for a term of one year and is automatically renewable for additional one year terms, unless terminated by either party upon 90 days prior notice. Mr. Kronitz is paid a monthly salary of $5,000 plus benefits.

      Our Israeli subsidiary entered into an employment agreement with Dr. Baruch Sollish in December 1994 which was amended in July 1998. Pursuant to the agreement Dr. Sollish is employed as Director of Product Research and Development of our Israeli subsidiary. The agreement is renewable for terms of three years, subject to termination by either party on not less than 60 days notice prior to the end of any term. The current term expires on December 1, 2001. Dr. Sollish currently receives an annual base salary of $120,000 subject to increase and the grant of a performance bonus in the board's discretion.

      Each of the executives with an agreement has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table provides information as of March 1, 2000 concerning the beneficial ownership of our common stock by (i) each director, (ii) each of the Named Executive Officers, (iii) each stockholder (or group) known to us to be the beneficial owner of more than 5% of the outstanding common stock and (iv) the directors and officers as a group.

Name of                          Shares of Common Stock     Percent of Class (2)
Beneficial Owner                 Beneficially Owned (1)

Macrovision Corporation          1,880,937                  11.78%

Wall & Broad Equities, Inc.      1,300,000 (3)              7.89%

Dimensional Partners Ltd.        1,260,000(4)               7.63%

Machtec Limited                  1,202,000                  7.53%

Marc D. Tokayer(5)               766,547(6)                 4.75%

Baruch Sollish(5)                195,000(7)                 1.21%

Emanuel Kronitz(5)               194,500(8)                 1.20%

All directors and officers as
a group (3 persons)              1,156,047                  7.09%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares which may be acquired upon exercise of stock options which are currently exercisable or which become exercisable within 60 days after the date of the information in the table are deemed to be beneficially owned by the optionee. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, the persons or entities named in the table above are believed to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) For purposes of calculating the percentage of outstanding shares held by each person named below, any shares which such person has the right to acquire within 60 days after the date of the information in the table are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(3) Includes 503,202 shares issuable upon exercise of warrants. As required by SEC rules, the number of shares shown as beneficially owned includes shares which could be purchased within 60 days after the date of this prospectus. However, the terms of the warrants held by this selling stockholder specify that the stockholder can not exercise its warrants to the extent that such exercise would result in the selling stockholder and its affiliates beneficially owning more than 4.99% of our then outstanding common stock. Thus, although some of the shares listed in the table might not be subject to purchase by the selling stockholder during that 60 day period, they are nevertheless included in this table. The actual number of shares of common stock issuable upon the exercise of the warrants is subject to adjustment and could be materially less or more than the number estimated in the table. This variation is due to factors that cannot be predicated by us at this time. The most significant of these factors is the future market price of our common stock.

(4) Includes 360,000 shares issuable upon exercise of Class A Warrants and 180,000 shares issuable upon the exercise of Class B Warrants, which warrants are to be issued upon the exercise of the Class A Warrants.

(5) The address of such person is c/o TTR Technologies Ltd., 2 Hanagar Street, Kfar Saba, Israel.

(6) Includes 324,274 shares held by The Tokayer Family Trust. Mr. Tokayer's wife is the trustee and Mr. Tokayer's children are the income beneficiaries of the Trust. Mr. Tokayer disclaims beneficial ownership of all such shares. Also includes 173,000 shares issuable upon the exercise of fully vested employee stock options issued from the Company 1996 Employee Stock Option Plan. Does not include 249,500 shares issuable upon exercise of options held by Gershon Tokayer, Mr. Tokayer's brother, as to which shares Mr. Tokayer disclaims beneficial ownership.

(6) Includes 120,000 shares issuable upon exercise of fully vested options.

(7) Represents shares issuable upon exercise of fully vested options.

Item 13. Certain Relationships and Related Transactions

      In January 2000, we issued to Mr. Tokayer, options under the 1996 Stock Option Plan to purchase 347,000 shares of our common stock at an exercise price per share of $4.00, of which options to purchase 173,000 shares were vested upon issuance and options to purchase 174,000 shares will vest over 12 months.

      In February 1999, we issued to Dr. Sollish options to purchase 50,000 shares of our common stock. All of the options vested at the time they were issued. In November 1999, we issued to Dr. Sollish options to purchase 80,000 shares of our common stock under the 1996 Stock Option Plan, with 20,000 of these options being vested upon issuance with an exercise price of $.01 per share and 60,000 of these options vesting over a 3 year period with an exercise price per share of $2.56. In January 2000, we issued to Dr. Sollish additional options to purchase 70,000 shares of our common stock under our 1996 Stock Option Plan, of which 30,000 options were fully vested upon grant at an exercise price of $4 per share, 20,000 options were fully vested upon grant at an exercise price of $.01 per share and the remaining 20,000 options with an exercise price of $.01 per share will vest upon the commercial launch of the audio content protection product being jointly developed by us and Macrovision.

      In June 1999, we granted options to purchase 235,000 shares of our common stock under the 1996 Stock Option Plan to Emanuel Kronitz, our Chief Operating Officer, which options were to vest, subject to Mr. Kronitz's continued employment with us, in 36 equal monthly installments and have an exercise price of $.01 per share. On January 12, 2000, at the direction of the board, the options were amended to provide that 150,000 of Mr. Kronitz's options became vested and the balance of 85,000 options will vest in one lump sum on November 12, 2000. In November, 1999, we issued to Mr. Kronitz fully vested options to purchase an additional 69,500 under the 1996 Stock Option Plan at an exercise price of $.01 per share.

      Marc D. Tokayer, Chairman of the Board, The Tokayer Family Trust, Baruch Sollish, director, and four other stockholders with an aggregate of 1,137,430 shares of our common stock, entered into a voting arrangement dated August 10, 1996, whereby they agreed to vote their respective shares to elect directors and in support of positions favored by a majority of the shares held among them. This arrangement was terminated in July 1999.

      In November 1999, we issued to Gershon Tokayer, our sales manager and the brother of Marc D. Tokayer, the Chairman of the Board, options to purchase 249,500 shares of our common stock under the 1996 Stock Option Plan, of which options to purchase 209,500 shares were immediately vested upon issuance at an exercise price of $.01 per share and 40,000 options were to vest over a 3 year period at an exercise price of $2.56 per share.

                                     Part IV

ITEM 14. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

Exhibits

3.1 Certificate of Incorporation of TTR dated July 14, 1994 and Certificate of Amendment to the Certificate of Incorporation of TTR dated August 17, 1994(4)

3.2 Certificate of Amendment to the Certificate of Incorporation of TTR, dated January 30, 1999(5)

3.3 Certificate of Amendment to the Certificate of Incorporation of TTR, dated December 21, 1999(5)

3.4   By-Laws of TTR, as amended(4)

4.1   Specimen Common Stock Certificate(1)

4.2.1 Form of 10% Convertible Debenture due April 30, 2001(2)

4.2.2 Form of 10% Promissory Note dated variously as of April through August 1998 between TTR and each of certain investors, in an aggregate principal amount of $1,462,500(4)

4.2.3 Form of Promissory Note dated as of December, 1998 between TTR and each of certain investors, in an aggregate principal amount of $150,000(4) Certain instruments which define the rights of holders of long-term debt of the TTR and its consolidated subsidiary have not been filed as Exhibits to this Registration Statement since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of TTR and its subsidiary on a consolidated basis, as of December 31, 1999.

4.3   Form of Common Stock Purchase Warrant(2)

4.4.1 Warrant Agreement dated as of May 25, 1999 between TTR and Wall & Broad Equities, Inc.(2)

4.4.2 Warrant Agreement dated as of December 23, 1997 between TTR and Biscount Overseas Ltd.(3)

4.4.3 Warrant Agreement dated as of February 26, 1998 between TTR and Biscount Overseas Ltd.(3)

4.4.4 Warrant dated January 15, 1998 between TTR and Mu & Kang Consultants(4)

4.4.5 Warrant Agreement dated as of June 11, 1998 between TTR and Plans, Inc.(2)

4.4.6 Warrant Agreement dated as of July 31, 1999 between TTR and K & D Equities Inc.(2)

4.4.7 Form of Warrant dated as of December 1998 between TTR and certain private investors.(4)

4.4.8 Form of Warrant variously dated April through August 1998 between TTR and certain private investors.(4)

4.4.9 Warrant dated June 11, 1998 between TTR and Plans, Inc.(4)

4.4.10 Warrant dated November 29, 1999 between TTR and Biscount Overseas Ltd.(5)

4.4.11 Warrant dated November 29, 1999 between TTR and Biscount Overseas Ltd.(5)

4.4.12 Form of Class A Warrant between TTR and certain private investors(5)

4.4.13 Warrant dated February 15, 2000 between TTR and Mantle International Investment, Ltd.(5)

4.4.14 Form of Agent Warrant between TTR and certain entities.(5)

9.1   Voting Trust Agreement(1)

9.2   Instrument terminating Voting Trust Agreement(1)

10.1  Financial Consulting Agreement with Josephthal & Co., Inc.(4)

10.2  1996 Incentive and Non-Qualified Stock Option Plan, as amended(4)

10.3  Non-Executive Directors Stock Option Plan(4)

10.4  Employment Agreement between TTR Technologies Ltd. and Marc D. Tokayer(1)

10.5  Employment Agreement between TTR Technologies Ltd. and Baruch Sollish(1)

10.6 Employment Agreement between TTR Technologies Ltd. and Arik Shavit, as amended(1)

10.7  Employment Agreement between TTR Technologies Inc. and Steven L. Barsh(4)

10.8 Unprotected Tenancy Agreement between TTR Technologies Ltd. and Pharmastate Ltd. dated June 10, 1996(1)

10.9 Consulting Agreement dated November 1, 1994 between TTR and Shane Alexander Unterburgher Securities Inc.(1)

10.10 Consulting Agreement dated October 1, 1995 between TTR and Holborn Systems Ltd.(1)

10.11 Loan and Security Agreement dated September 30, 1996 between TTR and 732498 Ontario Ltd.(1)

10.12 Form of Note Extension Agreement(1)

10.13 Form of Promissory Note(1)

10.14 Settlement Agreement dated May 6, 1997 between TTR and Henry Israel(3)

10.15 Agreement dated January 19, 1998 between TTR and Henry Israel(3)

10.16 Development and OEM Licensing Agreement dated October 31, 1997 between TTR and Doug Carson & Associates Inc.(3)

10.17 Development and OEM Licensing Agreement dated October 31, 1997 between TTR, Doug Carson & Associates Inc. and Nimbus CD International, Inc.(3)

10.18 Management Agreement dated October 1, 1997 between TTR and Ultimus Ltd.(3)

10.19 Stock Purchase Agreement dated December 20, 1997 between TTR and Biscount Overseas Ltd.(3)

10.20 Consulting Agreement between TTR and Pioneer Management Corporation(1)

10.21 Purchase Agreement and Assignment dated January 5, 1995 between TTR Israel and Rina Marketing R&D Ltd.(1)

10.22 Form of Securities Purchase Agreement between TTR and certain securityholders dated as of May 13, 1999(2)

10.23 Form of Registration Rights Agreement dated as of May 13, 1999 between TTR and certain investors(2)

10.24 Form of Subscription Agreement dated as of December 1998 between TTR and certain investors(4)

10.25 Form of Subscription Agreement dated variously as of April through August 1998 between TTR and certain investors(4)

10.26 Agreement dated as of July 27, 1999 between TTR and Arik Shavit(2)

10.27 Agreement dated as of July 27, 1999 between TTR and Steven C. Barsh(2)

10.28 Consulting Agreement between TTR and Jarvis Developments Ltd. dated November 20, 1998 and amendment thereto dated January 28, 1999(2)

10.29 Consulting Agreement between TTR and Biscount Overseas Ltd. dated October 1, 1998(4)

10.30 Consulting Agreement between TTR and Mordecai Lerer dated January 28, 1999(4)

10.31 Settlement Agreement between TTR and Ephod Israel Group dated January 28, 1999(4)

10.32 Consulting Agreement between TTR and CYGNI S.A. dated January 28, 1999(4)

10.33 Marketing Agreement between TTR and Machtec Ltd.(4)

10.34 Stock Purchase Agreement between TTR and Dalimore Consulting Ltd. dated December 10, 1998(4)

10.35 Stock Purchase Agreement between TTR and Abraham Stephansky dated February 1, 1999(4)

10.36 Stock Purchase Agreement between TTR and Parnell Ltd. dated April 1,
      1999(4)

10.37 Consulting Agreement between TTR and Limelkin Ltd. dated June 1, 1998(4)

10.38 Consulting Agreement between TTR and Trax Investments Ltd. dated June 11, 1998(4)

10.39 Consulting Agreement between TTR and Plans Inc. dated June 11, 1998(4)

10.40 Lease between TTR and Peppertree Properties, Inc. dated January 23,
      1999(2)

10.41 Employment Agreement dated June 1, 1999 between TTR and Emmanuel
      Kronitz(2)

10.42 Agreement dated November 29, 1999 between TTR, Biscount Overseas Ltd., Shimshon Halperin and Tuva Financial Ltd.(5)

10.43 Alliance Agreement between TTR and Macrovision Corporation effective as of November 24, 1999(5)(6)

10.44 Amendment No. 1, dated as of August 3, 1999, to Marketing Agreement between TTR and Machtec Ltd.(5)

10.45 Stock Purchase Agreement, effective as of January 10, 2000 between TTR and Macrovision Corporation(5)(6)

10.46 Agreement between TTR and H.C. Wainwright & Co. Inc. dated February 8, 2000(5)

10.47 Form of Subscription Agreement dated February 18, 2000 between TTR and certain private investors and supplement thereto.(5)

10.48 Form of Registration Rights Agreement between TTR and certain private investors and supplement thereto(5)

10.49 Agreement dated February 17, 2000 between TTR, TTR Technologies, Ltd., K&D Equities, Inc., Isaac Winehouse and Wall and Broad Equities, Inc. (5)

10.50 Agreement dated February 15, 2000 between TTR and Mantle International Investment, Ltd.(5)

10.51 Amendment to Employment Agreement between TTR and Baruch Sollish, dated July 22, 1998

16.1  Letter on change in certifying accountant(2)

21.1 Subsidiaries of TTR: TTR Technologies, Ltd., an Israeli corporation, wholly-owned by TTR.

23.1 Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants.*

27.1  Financial Data Schedule.*


*      Filed herewith.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, No. 333-11829, and incorporated herein by reference.

(2) Filed as an Exhibit to TTR's Registration Statement on Form SB-2, No. 333-85085 and incorporated herein by reference.

(3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1997 and incorporated herein by reference.

(4) Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1998 and incorporated herein by reference.

(5) Filed as an Exhibit to TTR's Registration Statement on Form S-1, No. 333-32662 and incorporated herein by reference.

(6) The Registrant has requested confidential treatment for portions of this exhibit.

Reports on Form 8-K Filed during the last quarter of 1999

1.    Report on Form 8-K filed on January 20, 2000.

2.    Report on Form 8-K/A filed on December 8, 1999.

3.    Report on Form 8-K filed on December 7, 1999.

                                   Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                        TTR TECHNOLOGIES, INC.


                                        By: /s/MARC D. TOKAYER

                                        MARC D. TOKAYER,

Date: March 30, 2000

                                        CHAIRMAN OF THE BOARD AND PRESIDENT
                                        (PRINCIPAL EXECUTIVE AND FINANCIAL
                                        OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

      Signature                          Title                        Date
      ---------                          -----                        ----

/s/ Baruch Sollish                 Secretary, Director           March 30, 2000

                             TTR TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               F-2

Consolidated Financial Statements

Balance Sheets as of  December 31, 1998 and 1999                             F-3

Statements of Operations for the years ended December 31, 1997, 1998 and 1999 and the period from July 14, 1994 (inception) to December 31,
1999                                                                         F-4

Statements of Comprehensive Loss for the years ended December 31,
1997, 1998 and 1999 and the period from July 14, 1994 (inception) to
December 31, 1999                                                            F-5

Statements of Stockholder's Equity (Deficiency) for the years ended
December 31, 1997, 1998 and 1999 and the period from July 14, 1994
(inception) to December 31, 1999                                       F-6 - F-7

Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 and the period from July 14, 1994 (inception) to December 31,
1999                                                                         F-8

Notes to the Consolidated Financial Statements                        F-9 - F-27

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of TTR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TTR Technologies, Inc. (formerly, TTR Inc.) ("the Company") (a development-stage company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the three years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1999, and the consolidated results of operations, and its cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Brightman Almagor & Co.
Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 1, 2000

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                              -----------------------------
                                                                  1998             1999
                                                              ------------     ------------
ASSETS
Current assets
     Cash and cash equivalents                                $     74,445     $    209,580
     Accounts receivable                                             7,793           10,103
     Other current assets                                           21,250           38,630
                                                              ------------     ------------

     Total current assets                                          103,488          258,313

Property and equipment - net                                       311,493          205,854

Deferred financing costs, net                                       70,712               --
Other assets                                                         4,852            3,700
                                                              ------------     ------------

     Total assets                                             $    490,545     $    467,867
                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current liabilities
     Current portion of long-term debt                        $    873,153     $      7,764
     Short-term borrowings, net of discount                        264,335               --
     Accounts payable                                              744,103          409,521
     Accrued expenses                                            1,056,345          335,772
                                                              ------------     ------------

     Total current liabilities                                   2,937,936          753,057

Long-term debt, less current portion                               594,011            8,219
Accrued severance pay                                               56,765           37,587
                                                              ------------     ------------

     Total liabilities                                           3,588,712          798,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $ 0.001 par value;
  5,000,000 shares authorized; none issued and outstanding              --               --
Common stock, $ 0.001 par value;
  15,000,000 shares authorized; 4,176,326 and 10,653,560
  issued and outstanding, respectively                               4,177           10,654
Additional paid-in capital                                       9,170,585       24,710,602
Other accumulated comprehensive income                              79,415           56,971
Deficit accumulated during the development stage               (11,758,111)     (24,830,348)
  Less: deferred compensation                                     (594,233)        (278,875)
                                                              ------------     ------------

     Total stockholders' deficit                                (3,098,167)        (330,996)
                                                              ------------     ------------

     Total liabilities and stockholders' deficit              $    490,545     $    467,867
                                                              ============     ============

                  See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                              From
                                                                                                            Inception
                                                                         Year Ended                         (July 14,
                                                                         December 31,                        1994) to
                                                        ----------------------------------------------     December 31,
                                                            1997              1998            1999             1999
                                                        ------------     ------------     ------------     ------------
Revenue                                                 $         --     $     54,922     $     68,803     $    123,725

Expenses
     Research and development                                957,232        1,017,073          345,989        2,940,847
     Sales and marketing                                     914,060        1,155,998          815,586        3,319,442
     General and administrative                              604,151        1,663,912          630,090        3,340,770
     Stock based compensation                              1,309,192        1,341,889        6,152,587        8,822,941
                                                        ------------     ------------     ------------     ------------

     Total expenses                                        3,784,635        5,178,872        7,944,252       18,424,000
                                                        ------------     ------------     ------------     ------------

Operating loss                                            (3,784,635)      (5,123,950)      (7,875,449)     (18,300,275)

Other (income) expense
     Legal settlement                                        232,500               --               --          232,500
     Loss on investment                                           --               --               --           17,000
     Other income                                            (50,000)         (25,000)              --          (75,000)
     Amortization of deferred financing costs                 81,101           72,288        4,180,540        4,516,775
     Interest income                                         (42,069)          (3,413)          (3,689)         (61,995)
     Interest expense                                        113,445          410,715        1,019,937        1,900,793
                                                        ------------     ------------     ------------     ------------

Total other (income) expenses                                334,977          454,590        5,196,788        6,530,073
                                                        ------------     ------------     ------------     ------------

Net loss                                                $ (4,119,612)    $ (5,578,540)    $(13,072,237)    $(24,830,348)
                                                        ============     ============     ============     ============

Per share data:

 Basic and diluted                                      $      (1.35)    $      (1.54)    $      (2.07)
                                                        ============     ============     ============

 Weighted average number
   of common shares used in
   basic and diluted loss per share                        3,054,519        3,615,908        6,321,719
                                                        ============     ============     ============

                 See Notes to Consolidated Financial Statements.

                      TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                  From
                                                                                                Inception
                                                             Year Ended                         (July 14,
                                                             December 31,                        1994) to
                                            ----------------------------------------------     December 31,
                                                1997             1998             1999             1999
                                            ------------     ------------     ------------     ------------
Net loss                                    $ (4,119,612)    $ (5,578,540)    $(13,072,237)    $(24,830,348)

Other comprehensive income (loss)
Foreign currency translation adjustments         (19,667)          41,386          (22,444)          56,971
                                            ------------     ------------     ------------     ------------

      Comprehensive loss                    $ (4,139,179)    $ (5,537,154)    $(13,094,681)    $(24,773,377)
                                            ============     ============     ============     ============


                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                                         Foreign
                                                                              Common Stock                 Additional    Currency
                                                Common Stock                   Subscribed                   Paid-in     Translation
                                                   Shares         Amount         Shares        Amount       Capital     Adjustment
                                                -----------    -----------    -----------   -----------   -----------   -----------
Balances at July 14, 1994
    (date of inception)                                  --    $        --             --   $        --   $        --   $        --

Issuances of common stock, par value $ 0.001
     Services rendered                            1,200,000          1,200
     Cash                                         1,200,000          1,200                                     23,800

Net loss
                                                -----------    -----------    -----------   -----------   -----------   -----------

Balances at December 31, 1994                     2,400,000          2,400             --            --        23,800            --

Common stock contributed                           (561,453)          (561)                                       561
Issuances of common stock, par value $ 0.001
     Services rendered                              361,453            361                                     17,712
Stock options and warrants granted                                                                                600
Foreign currency translation adjustment                                                                                      22,652
Net loss
                                                -----------    -----------    -----------   -----------   -----------   -----------

Balances at December 31, 1995                     2,200,000          2,200             --            --        42,673        22,652

Issuances of common stock, par value $ 0.001
     Cash, net of offering costs of $ 11,467        850,000            850                                    362,683
Foreign currency translation adjustment                                                                                      35,044
Net loss
                                                -----------    -----------    -----------   -----------   -----------   -----------

Balances at December 31, 1996                     3,050,000          3,050             --            --       405,356        57,696

Common stock contributed                           (135,000)          (135)                                       135

Issuances of common stock, par value $ 0.001
     Cash, net of offering costs of $ 832,551       908,000            908                                  5,000,440
     Services rendered                               74,000             74                                    832,551
     Exercise of options                            374,548            375                                      3,370
Common stock subscriptions                                                         16,000       100,000
Sale of Underwriters warrants                                                                                      80
Stock options and warrants granted                                                                          1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment                                                                                     (19,667)
Net loss
                                                -----------    -----------    -----------   -----------   -----------   -----------

Balances at December 31, 1997                     4,271,548          4,272         16,000       100,000     8,117,275        38,029

                                                 Deficit
                                                Accumulated
                                                  During
                                                Development     Deferred
                                                   Stage      Compensation       Total
                                                -----------    -----------    -----------
Balances at July 14, 1994
    (date of inception)                         $        --    $        --    $        --

Issuances of common stock, par value $ 0.001
     Services rendered                                                              1,200
     Cash                                                                          25,000

Net loss                                            (42,085)                      (42,085)
                                                -----------    -----------    -----------

Balances at December 31, 1994                       (42,085)            --        (15,885)

Common stock contributed
Issuances of common stock, par value $ 0.001
     Services rendered                                                             18,073
Stock options and warrants granted                                                    600
Foreign currency translation adjustment                                            22,652
Net loss                                           (896,663)                     (896,663)
                                                -----------    -----------    -----------

Balances at December 31, 1995                      (938,748)            --       (871,223)

Issuances of common stock, par value $ 0.001
     Cash, net of offering costs of $ 11,467                                      363,533
Foreign currency translation adjustment                                            35,044
Net loss                                         (1,121,211)                   (1,121,211)
                                                -----------    -----------    -----------

Balances at December 31, 1996                    (2,059,959)            --     (1,593,857)

Common stock contributed

Issuances of common stock, par value $ 0.001
     Cash, net of offering costs of $ 832,551                                   5,001,348
     Services rendered                                            (500,000)       332,625
     Exercise of options                                                            3,745
Common stock subscriptions                                                        100,000
Sale of Underwriters warrants                                                          80
Stock options and warrants granted                              (1,875,343)            --
Amortization of deferred compensation                              972,567        972,567
Foreign currency translation adjustment                                           (19,667)
Net loss                                         (4,119,612)                   (4,119,612)
                                                -----------    -----------    -----------

Balances at December 31, 1997                    (6,179,571)    (1,402,776)       677,229

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                                          Foreign
                                                                                Common Stock               Additional     Currency
                                                   Common Stock                  Subscribed                  Paid-in     Translation
                                                      Shares         Amount        Shares        Amount      Capital      Adjustment
                                                    ----------    ------------    --------       ------   ------------    ---------
Common Stock Subscriptions                              16,000              16     (16,000)    (100,000)        99,984
Common Stock Forfeited                              (1,000,000)         (1,000)                                  1,000
Transfer of Temporary Equity to Permanent Capital       15,000              15                                  77,141
Issuances of common stock, par value $ 0.001
     Cash                                               41,667              42                                  24,958
     Services rendered                                 244,000             244                                 620,344
Stock options and warrants granted (cancelled)                                                                (255,992)
Discount relating to shares and warrants issued        156,111             156                                 486,307
Amortization of deferred compensation
Warrant exchange                                       432,000             432                                    (432)
Foreign currency translation adjustment                                                                                      41,386
Net loss
                                                    ----------    ------------    --------     ------     ------------    ---------

Balances at December 31, 1998                        4,176,326           4,177          --         --        9,170,585       79,415

Issuances of common stock, par value $ 0.001
     Cash                                              314,774             315                                 225,140
     Services rendered                               1,227,000           1,227                               1,669,548
     Exercise of options                             1,714,952           1,715                               1,401,660
Stock options granted (cancelled)                                                                            4,449,015
Conversion of debt into common stock                 3,220,508           3,220                               3,376,749
Fair value of warrants associated
     with financing agreement                                                                                3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes                                                                                      572,505
Foreign currency translation adjustment                                                                                     (22,444)
Net loss
                                                    ----------    ------------    --------     ------     ------------    ---------
Balances at December 31, 1999                       10,653,560    $     10,654    $     --     $   --     $ 24,710,602    $  56,971
                                                    ==========    ============    ========     ======     ============    =========

                                                        Deficit
                                                      Accumulated
                                                        During
                                                      Development      Deferred
                                                         Stage       Compensation        Total
                                                     -------------    -----------    ------------
Common Stock Subscriptions
Common Stock Forfeited
Transfer of Temporary Equity to Permanent Capital                                          77,156
Issuances of common stock, par value $ 0.001
     Cash                                                                                  25,000
     Services rendered                                                   (620,588)
Stock options and warrants granted (cancelled)                            255,992
Discount relating to shares and warrants issued                                           486,463
Amortization of deferred compensation                                   1,173,139       1,173,139
Warrant exchange
Foreign currency translation adjustment                                                    41,386
Net loss                                                (5,578,540)                    (5,578,540)
                                                     -------------    -----------    ------------

Balances at December 31, 1998                          (11,758,111)      (594,233)     (3,098,167)

Issuances of common stock, par value $ 0.001
     Cash                                                                                 225,455
     Services rendered                                                   (445,725)      1,225,050
     Exercise of options                                                                1,403,375
Stock options granted (cancelled)                                        (613,435)      3,835,580
Conversion of debt into common stock                                                    3,379,969
Fair value of warrants associated
     with financing agreement                                                           3,845,400
Amortization of deferred compensation                                   1,374,518       1,374,518
Value assigned to beneficial conversion feature
     of convertible notes                                                                 572,505
Foreign currency translation adjustment                                                   (22,444)
Net loss                                               (13,072,237)                   (13,072,237)
                                                     -------------    -----------    ------------
Balances at December 31, 1999                        $ (24,830,348)   $  (278,875)   $   (330,996)
                                                     =============    ===========    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 From
                                                                                                               Inception
                                                                               Year Ended                      (July 14,
                                                                               December 31,                     1994) to
                                                              --------------------------------------------     December 31,
                                                                   1997           1998            1999            1999
                                                              ------------    ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                                 $ (4,119,612)   $ (5,578,540)   $(13,072,237)   $(24,830,348)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                            184,290         187,298       4,273,778       4,901,407
          Amortization of note discount                                 --         272,009         214,454         486,463
          Translation adjustment                                        --              --              --          (1,528)
          Amortization of deferred compensation                    972,567       1,173,139       1,374,518       3,520,224
          Beneficial conversion feature of convertible debt             --              --         572,505         572,505
          Stock and warrants issued for services
             and legal settlement                                  565,125              --       4,891,880       5,475,678
          Payment of common stock issued with
            with guaranteed selling price                               --        (155,344)             --        (155,344)
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                     478          (8,480)         (2,305)        (10,622)
               Other current assets                                 (7,204)         99,113          (4,081)        (30,886)
               Other assets                                        (72,700)         69,000                          (3,700)
               Accounts payable                                    (72,401)        624,547        (694,469)        204,596
               Accrued expenses                                     22,297         958,098        (109,220)        803,914
               Accrued severance                                    26,299          33,009         (19,332)         58,238
               Interest payable                                   (234,508)         90,920         160,099         251,019
                                                              ------------    ------------    ------------    ------------

        Net cash used by operating activities                   (2,735,369)     (2,235,231)     (2,414,410)     (8,758,384)
                                                              ------------    ------------    ------------    ------------

Cash flows from investing activities
     Proceeds from sales of fixed assets                                --              --           6,098           6,098
     Purchases of property and equipment                          (175,507)        (64,363)         (6,822)       (682,585)
     Increase in organization costs                                     --              --              --          (7,680)
                                                              ------------    ------------    ------------    ------------

        Net cash used by investing activities                     (175,507)        (64,363)           (724)       (684,167)
                                                              ------------    ------------    ------------    ------------

Cash flows from financing activities
     Proceeds from issuance of common stock                      5,520,837         125,000       1,628,830       7,664,400
     Proceeds from officer loan                                     10,000          16,000              --              --
     Stock offering costs                                         (309,565)             --              --        (475,664)
     Deferred financing costs                                      (19,000)       (143,000)       (276,901)       (682,312)
     Proceeds from short-term borrowings                           200,000         206,553              --       1,356,155
     Proceeds from long-term debt                                       --       1,737,688              --       2,751,825
     Proceeds from convertible debentures                               --              --       2,000,000       2,000,000
     Repayment of short-term borrowings                         (1,049,602)             --        (307,480)     (1,357,082)
     Repayments of long-term debt                               (1,053,455)        (15,839)       (494,207)     (1,599,517)
                                                              ------------    ------------    ------------    ------------

       Net cash provided by financing activities                 3,299,215       1,926,402       2,550,242       9,657,805
                                                              ------------    ------------    ------------    ------------

 Effect of exchange rate changes on cash                            (1,955)         (2,403)             27          (5,674)
                                                              ------------    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                   386,384        (375,595)        135,135         209,580

Cash and cash equivalents at beginning of period                    63,656         450,040          74,445              --
                                                              ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period                    $    450,040    $     74,445    $    209,580    $    209,580
                                                              ============    ============    ============    ============

Supplemental disclosures of
   cash flow information
Cash paid during the period for:
    Interest                                                  $    345,258    $     42,609    $     50,046    $    472,157
                                                              ============    ============    ============    ============

  Transfer of common stock issued with
    guaranteed selling price to permanent capital                             $     77,156
                                                                              ============

Non cash financing activity:
   Conversion of debt and accrued interest to common stock                                    $  3,379,969
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

      TTR Technologies Ltd., ("TTR Ltd.") was formed under the laws of the State of Israel on December 5, 1994 as a wholly owned research and development subsidiary of the Company.

      The Company is engaged in the design, development and commercialization of proprietary software security products.

      The Company is considered to be in the development stage and has earned limited revenues to date. Business activities to date have focused on product and marketing research, product development, and raising capital.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, TTR Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain consolidated amounts have been reclassified for consistent presentation.

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

      Fair Value of Financial Instruments

      Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, current receivables, accounts payable and accrued expenses, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (contd.)

      Revenue Recognition

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance in recognizing revenue on software transactions and is required for transactions entered into after December 15, 1997. Subsequently, in March 1998 and December 1998, the AICPA issued SOP 98-4 and SOP 98-9, respectively, which defer until the Company's fiscal year beginning January 1, 2000, the application of several paragraphs and examples in SOP 97-2. Management does not believe that the adoption of the remaining portions of SOP 97-2, which were deferred by SOP 98-4 and SOP 98-9, will have a material impact on the Company's financial statements.

      Revenues are generated from licensing software and are recognized upon delivery to the customer, provided no significant obligations of the Company remain and collection for the resulting receivable is probable.

      Stock Based Compensation

      The Company accounts for stock based compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for stock based compensation to employees. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. This amount is recognized over the vesting periods of the related grants.

      Stock options granted to non-employees are valued using a Black-Scholes option pricing model with appropriate assumptions for risk free investment rates, expected lives, dividend yields and volatility factors. The value of options granted to non-employees is charged to appropriate asset or expense accounts when the options are granted.

      Foreign Currency Translations

      The financial statements of TTR Ltd. have been translated into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board (FASB). Assets and liabilities have been translated at year-end (period-end) exchange rates and statements of operations have been translated at average rates prevailing during the year. The translation adjustments have been recorded as a separate component of stockholders' deficit (cumulative translation adjustment).

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (contd.)

      Net Loss Per Share

      The Company has adopted the provisions of Statement of Financial Accounting Standards No.128 (SFAS 128) "Earnings per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the Statements of Operations. Basic EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of other securities into common stock. None of the stock options and warrants issued have been included in the net loss per share computation for the period, because their inclusion would be anti-dilutive.

      Depreciation and Amortization

      Equipment, vehicles and leasehold improvements are stated at cost. Equipment and vehicles are depreciated over the estimated useful lives of the related assets, which range from three to fourteen years. Leasehold improvements are amortized over the related lease term. Depreciation is computed on the straight-line method.

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

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (contd.)

      Long-Lived Assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

      Comprehensive Income (Loss)

      In January 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income. The foreign currency translation adjustment is the Company's only component of comprehensive income.

      Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                         December 31,
                                                    ----------------------
                                                      1998            1999
                                                    --------      --------

      Computer equipment                            $205,477      $186,690
      Leasehold improvements                         109,350       114,928
      Office equipment                               150,608       140,242
      Vehicles                                        84,601        93,585
                                                    --------      --------
                                                     550,036       535,445
      Less:  Accumulated depreciation                238,543       329,591
                                                    --------      --------
                                                    $311,493      $205,854
                                                    ========      ========

      Depreciation expense was $ 88,311, $ 113,858 and $ 107,010 for the years ended December 31, 1997, 1998 and 1999.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                        December 31,
                                                  ------------------------
                                                     1998          1999
                                                  ----------    ----------

      Accrued payroll and related amounts         $  749,371    $   66,868
      Taxes                                           24,257         4,738
      Accrued interest                                90,920            --
      Settlement  (a)                                     --       125,000
      Other                                          191,797       139,166
                                                  ----------    ----------
                                                  $1,056,345    $  335,772
                                                  ==========    ==========

      (a) In June 1999, the Company received notice from a shareholder, threatening to commence litigation, alleging that the Company failed to register its stock. The shareholder was seeking the return of its investment in the amount of $ 400,000 plus interest to date. In November 1999 the Company settled the matter, and agreed to pay a total of $ 200,000 over specified periods, and to issue a total of 50,000 warrants with exercise prices ranging from $ 2.50 to $ 3.50.

NOTE 5 - ACCRUED SEVERANCE PAY

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

NOTE 6 - DEBT FINANCINGS

      Short-Term Borrowings

                                                              December 31,
                                                         ---------------------
                                                           1998          1999
                                                         --------      -------
      Promissory Note  (a)
        (net of discount of $ 42,555)                    $ 57,445      $    --
      Other loans  (b)                                     81,455           --
      Bank Loan                                           125,435           --
                                                         --------      -------
                                                         $264,335      $    --
                                                         ========      =======

      (a) In September 1998, the Company issued a short-term non-interest bearing $ 100,000 promissory note to a private investor. In connection with the loan, the company also sold to the investor 111,111 shares of Common Stock at par. For financial reporting purposes, the Company recorded a note discount totaling $ 87,500, to reflect the value of the stock. The discount was amortized on a straight-line basis over the term of the note.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT FINANCINGS (contd.)

      Short-Term Borrowings (contd.)

      (b) This amount represents non-interest bearing advances which were used to purchase 100,517 additional shares of Common Stock in February 1999.

      Long-Term Debt

                                                            December 31,
                                                      ------------------------
                                                         1998          1999
                                                      ----------    ----------

      Bank loan  (a)                                  $   26,563    $   15,983
      10% Promissory Notes (b)
        (net of discount of $130,475)                  1,332,025            --
      8% Promissory Notes (c)
        (net of discount of $41,424)                     108,576            --
                                                      ----------    ----------
                                                       1,467,164        15,983
      Less: current portion                              873,153         7,764
                                                      ----------    ----------
                                                      $  594,011    $    8,219
                                                      ==========    ==========

      (a) The loan is denominated in New Israeli Shekels (NIS), bears interest at the Israeli prime rate (at December 31, 1999 - 12.2%) plus 3% per annum, and are secured by substantially all the assets of TTR Ltd.. Principal payments are due in various installments through 2001.

      (b) From April through August 1998, the Company realized gross proceeds of $ 1,462,500 from a private offering of 29.25 Units, each Unit consisting of a $ 50,000 10% Promissory Note and Warrants to purchase 11,500 shares of Common Stock. The exercise price of the warrant is $ 1.50 per share. For financial reporting purposes, the Company recorded a discount of $ 357,450, to reflect the value of the Warrants. The discount was being amortized on a straight-line basis over the terms of the respective notes. The notes and accrued interest were due at the earlier of one year or 30 days following any public or private equity or debt financing exceeding $ 1,000,000.

            In December 1999, the Company offered any remaining note holders an option to convert their outstanding principal and accrued interest to shares of common stock. The conversion rate was based on 85% of the average closing bid price of the common shares for the 30 trading days preceding the date of conversion. In accordance with applicable accounting rules, the Company recorded a charge to interest expense in the amount of $ 572,505 to reflect this beneficial conversion feature. A total of $ 1,329,202 of note principal and accrued interest was converted to common stock.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT FINANCINGS (contd.)

      Long-Term Debt (contd.)

      (c) In December 1998, the Company realized gross proceeds of $ 150,000 from a private offering of 5 Units, each Unit consisting of a $ 30,000 8% Promissory Note, 9,000 shares of Common Stock and Warrants to purchase an additional 3,000 shares. For financial reporting purposes, the Company recorded a note discount of $ 41,513, to reflect the value of the Stock and Warrants. The discount was being amortized on a straight-line basis over the term of the notes. In November 1999, the entire principal balance plus accrued interest on these notes was repaid.

      The aggregate maturities of long-term debt for the next two years ending December 31, are as follows: 2000 - $ 7,764; and 2001 - $ 8,219.

      10% Convertible Debentures

      In May 1999 the Company agreed to issue $ 2,000,000 of its 10% Convertible Debentures to private investors. The Debentures were convertible into shares of the Company's Common Stock at the rate of $ 0.77 per share based on the closing trading prices of the Common Stock during certain specified periods. In addition, upon conversion, warrants were issued to purchase additional shares of Common Stock equal to one-half of the shares of Common Stock issued. The warrants were exercisable at a price per share equal to 120% of the conversion rate and expire in April 2002.

      In October and November 1999, the investors converted all of the outstanding debentures and were issued 2,681,934 shares of common stock and 1,340,967 warrants exercisable at $ 0.92 per share. In November 1999, the investors exercised of all the outstanding conversion warrants.

      In connection with the sale of Debentures, the Company also issued warrants to purchase up to 1.3 million shares of Common Stock to an independent consultant. These warrants expire in April 2002 and are exercisable at a nominal price per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $ 3,845,400 as deferred financing costs. This amount was charged to operations in the period the debentures were converted.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

      At December 31, 1999, the Company had available $ 6,475,000 of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2019, and $ 6,822,000 of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under section 382 of the Internal Revenue code pertaining to changes in stock ownership.

      Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                       Year ended
                                                      December 31,
                                              ---------------------------
                                                  1998            1999
                                              -----------     -----------

      Net operating loss carryforwards        $ 3,094,809     $ 4,398,088
      Research and development                    227,000         130,853
      Stock based compensation                     40,813       2,313,232
      Accrued vacation and severance               32,000          22,905
                                              -----------     -----------
      Total deferred tax assets                 3,394,622       6,865,078
      Valuation allowance                      (3,394,622)     (6,865,078)
                                              -----------     -----------
      Net deferred tax assets                 $        --     $        --
                                              ===========     ===========

NOTE 8 - STOCKHOLDERS' EQUITY

      Stock Options

      1996 Incentive and Non-Qualified Stock Option Plan

      In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the " Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1999, the Plan was amended to increase the total number of shares available for grant to 1,500,000. The Plan provides for the granting of options to officers, directors, employees and advisors of the Company. The exercise of incentive stock options ("ISOs") issued to employees who are less than 10% stockholders shall not be less than the fair market value of the underlying shares on the date of grant or not less than 100% of the fair market value of the shares in the case of an employee who is a 10% stockholder. The exercise price of restricted stock options shall not be less than the par value of the shares to which the option relates. Options are not exercisable for a period of one year from the date of grant. Thereafter, options may be exercised as determined by the Board of Directors, with maximum terms of ten and five years, respectively, for ISOs issued to employees who are less than 10% stockholders and employees who are 10% stockholders. The Plan will terminate in 2006.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (contd.)

      Stock Options (contd.)

      1996 Incentive and Non-Qualified Stock Option Plan (contd.)

      In 1997, the Company granted 60,000 options with an exercise price below the fair value of the underlying common stock. The issuance of the options resulted in a charge to deferred compensation in the amount of $ 300,000 which was being amortized over the vesting period. In 1999, the Company granted 534,000 $ 0.01 options under the Plan, which were immediately exercisable to employees. The issuance of the options resulted in a charge to stock based compensation in the amount of $ 1,502,610. Included in this amount, were 209,500 options granted to an employee who is also the brother of the Company's president and chief executive officer.

      A total of 24,000 stock options granted to non-employees in 1997 resulted in a charge to deferred compensation of $ 53,032, which is being amortized over the four-year vesting period.

      Non-Executive Directors Stock Option Plan

      In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan ("the Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. The plan provides for the grant of options to directors who are not otherwise employed by the Company. Options are exercisable upon the date of grant and expire five years from the date of the grant. Upon the termination of director, the options expire within two months of such termination. The exercise price of the option will be the fair market value of the share on the date of the grant of the option. The Plan will terminate in 2008. As of December 31, 1999, no options had been granted under the Directors' Plan.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (contd.)

      Stock Options (contd.)

      Non-Executive Directors Stock Option Plan (contd.)

      A summary of the status of the Plan as of December 31, 1999 and changes during the year ending on that date are presented below:

                                                                   Range of
                                                                   Exercise
                                                      Shares        Prices
                                                      -------     ----------
      Options outstanding, January 1, 1997              5,000    $      6.00
        Granted                                       175,600     5.00-13.94
        Canceled                                      (19,500)    7.00-13.94
        Exercised                                          --             --
                                                      -------     ----------
      Options outstanding, December 31, 1997          161,100     5.00-13.88
        Granted                                       291,600     3.03- 7.00
        Canceled                                     (294,950)    3.03-13.88
        Exercised                                          --             --
                                                      -------     ----------
      Options outstanding, December 31, 1998          157,750     4.00-13.88
        Granted                                       736,500     0.01- 5.06
        Canceled                                     (144,850)    4.00-13.88
        Exercised                                          --             --
                                                      -------     ----------
      Options outstanding, December 31, 1999          749,400    $0.01- 7.00
                                                     ========     ==========

      Shares of common available for future grant     750,600
                                                     ========

      The following table summarizes information about stock options under the plan outstanding at December 31, 1999:

                      Options Outstanding                  Options Exercisable
                      -------------------                  -------------------
                                   Weighted Average         Weighted Average
                                   ----------------         ----------------
                                   Remaining
                          Number  Contractual  Exercise     Number    Exercise
      Range of price   Outstanding    Life      Price    Exercisable    Price
      --------------   -----------    ----      -----    -----------    -----

      $ 0.01             534,000      9.70     $ 0.01      449,000    $   0.01
      $ 0.90             100,000      9.14       0.90      100,000        0.90
      $ 2.56             100,000      9.89       2.56           --          --
      $ 4.00-$5.81         8,900      8.16       4.96        3,650        4.81
      $ 7.00               6,500      7.00       7.00        3,500        7.00
                         -------      ----     ------      -------    --------
      $ 0.01-$7.00       749,400      9.61     $ 0.59      556,150    $   0.25
                         =======      ====     ======      =======    ========

      Weighted-average grant date fair value of options granted in 1997, 1998 and 1999, under the Black-Scholes option pricing model, was $ 5.82, $ 1.14 and $ 2.20 per option, respectively.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (contd.)

      Other Option Grants

      In 1997, the Company issued options to purchase 217,473 shares to the Chief executive Officer of TTR Ltd. The options have an exercise price of $ 0.01 per share and vest over a four- year period. The issuance of the options resulted in a charge to deferred compensation expense of $ 1,522,300 which was being amortized over the vesting period. In November 1998 the officer resigned and a settlement agreement was executed. Pursuant to the agreement, 48,328 options were cancelled and the remaining 169,145 become exercisable at various dates in 1999.

      In 1999, the Company issued non-plan options to purchase 196,000 shares to various employees . The options have an exercise price of $ 0.01 per share and vested immediately. The issuance of these options resulted in a charge to stock based compensation in the amount of $ 163,660.

      The Company has adopted the pro forma disclosure provisions of SFAS No.
      123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                        Year ended December 31,
                                        -----------------------
                                1997             1998               1999
                                ----             ----               ----
      Net loss
          As reported    $  (4,119,612)    $  (5,578,540)    $  (13,072,237)
          Proforma       $  (4,599,940)    $  (5,635,574)    $  (13,123,185)

      Loss per share
          As reported         $  (1.35)         $  (1.54)          $  (2.07)
          Proforma            $  (1.51)         $  (1.56)          $  (2.08)

      The fair value of each option granted in 1997, 1998 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          1997         1998         1999
                                          ----         ----         ----

      Risk free interest rates            6.23%        5.51%        5.52%
      Expected option lives           2.5 years    2.5 years    2.5 years
      Expected volatilities               46.5%        46.5%        46.5%
      Expected dividend yields             None         None         None

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (contd.)

      Warrants

      o In April 1996, in connection with a private placement, the Company issued warrants to purchase an additional 1,000,000 shares of Common Stock. The warrants were exercisable for a period of three years commencing February 1997 at an exercise price of $ 7.00 per share. In July 1998, the warrants were exchanged for 400,000 shares of Common Stock.

      o In February 1997, in connection with the Company's initial public offering the Company sold to the underwriter, for $ 80, five-year warrants to purchase up to an additional 80,000 shares of the Company's Common Stock at an exercise price equal to $ 11.20 per share. In July 1998, the warrants were exchanged for 32,000 shares of Common Stock.

      o In December 1997, in connection with a private placement, the Company issued warrants to purchase an additional 33,000 shares of Common Stock. The warrants are exercisable for a period of four years at an exercise price of $ 7.80 per share. However, in lieu of cash payments for exercising the shares, the investor is entitled to accept a smaller number of shares of Common Stock based on the spread between the exercise price and the then public market price of the Company's Common Stock.

      o In April 1998, in connection with a proposed public offering of additional shares of Common Stock, the Company issued to an underwriter four-year Warrants to purchase up to 25,000 shares of the Company Stock at an exercise price of $ 5.63.

      o From April through August 1998, in connection with a private placement, the Company issued warrants to purchase an additional 336,375 shares of Common Stock. The warrants are exercisable for a period of four years at exercise prices ranging from $ 3.41 to $
            6.47 per share. In consideration of extending the term of the related notes, the Company has reduced the exercise price to $1.50 per share.

      o In June 1998 the Company issued warrants to purchase 25,000 shares of Common Stock to a consultant pursuant to a one-year consulting agreements. The warrants are exercisable for a period of four years at an exercise price of $ 5.75. In April 1999, the exercise price was reduced to $ 1.50 per share.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (contd.)

      Warrants (contd.)

      o In December 1998, in connection with a private placement, the Company issued warrants to purchase an additional 15,000 shares of Common Stock. The warrants are exercisable for a period of five years at an exercise price of $ 6.00.

      o In May 1999, in connection with the sale of convertible debentures (see Note 6) the Company issued 1.3 million warrants. These warrants expire in April 2002 and are exercisable at a nominal price per share.

      o     In July 1999, the Company issued 200,000 warrants exercisable at $
            2.75 to a consultant pursuant to a three-month consulting agreement.

      o In August 1999 a consultant was issued warrants to purchase up to 1 million shares of common stock at a nominal price per share. The warrants are exercisable only upon the Company entering into an agreement with a strategic investor through the efforts of the consultant. The warrants expire in October 2002. In November 1999, upon the signing of an agreement with a strategic investor, the warrants became exercisable (see Note 10). Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to operations of $ 2,741,000 in connection with the warrants.

      o In November 1999, in connection with a legal settlement, the Company issued a total of 50,000 warrants with exercise prices ranging from $ 2.50 to $ 3.50. (see Note 4)

      o In November 1999, the Company issued 25,000 warrants exercisable at a nominal price per share to a consultant.

      o At December 31, 1999, the Company had outstanding warrants to purchase a total of 2,814,536 shares of Common Stock with exercise prices ranging from $ 0.01 to $ 7.80 per share.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (contd.)

      Stock Issuances

      During the year ended December 31, 1997, the Company completed the following common stock transactions:

      o In February 1997, the Company completed an initial public offering of 860,000 shares of its Common Stock and realized net proceeds of approximately $ 4,700,000 after stock offering costs.

      o In March 1997, the Company issued 5,000 shares of Common Stock to a consultant and recorded a $ 50,000 compensation charge.

      o In March 1997, the Company issued 50,000 shares of Common Stock to an employee, pursuant to a one-year employment agreement. The Company recorded deferred compensation in the amount of $ 500,000 relating to the issuance of the shares, and amortized this over the term of the agreement.

      o In April 1997, the Company issued 19,000 shares of Common Stock to two consultants and recorded a $ 282,625 compensation charge.

      o On December 24, 1997, the Company entered into a stock subscription agreement for the sale of 64,000 shares of Common Stock for an aggregate purchase price of $ 400,000. Pursuant to the agreement, 48,000 shares were paid for and issued on that date and the remaining 16,000 shares were paid for and issued on February 20, 1998. The Company also issued warrants to the investor to purchase an additional 33,000 shares of Common Stock.

      During the year ended December 31, 1998, the Company completed the following common stock transactions:

      o An aggregate of 250,000 shares of the Company's Common Stock, owned beneficially by its President, and designated as escrow shares were forfeited and returned to the Company. In June 1998, the Company's President waived his rights to the remaining 750,000 escrowed shares.

      o The Company issued a total of 244,000 shares of Common Stock and 25,000 warrants to various consultants for services rendered. the value of the services totaling $ 642,700 is being amortized over the one-year contract terms.

      o In December 1998, the Company entered into an agreement with a private investor for the sale of an additional 150,758 shares of Common Stock. The total purchase price was $ 90,455, of which $ 25,000 was received in 1998.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (contd.)

      Stock Issuances (contd.)

      During the year ended December 31, 1999, the Company completed the following common stock transactions:

      o In January and February 1999 the Company issued 627,000 shares of Common Stock and 10,000 warrants exercisable at $ 1.75 to various consultants pursuant to one year consulting agreements. The value of the services totaling $ 445,725 is being amortized over the one-year contract terms.

      o In January 1999, the Company issued 250,000 shares of Common Stock as payment of an outstanding liability in the amount of $ 168,750.

      o In February and April 1999, the Company received $ 160,000 from the issuance of an additional 205,682 shares of its Common Stock.

      o In July 1999, the Company issued 150,000 shares of Common Stock in exchange for previously issued options in connection with the termination of, and settlement of certain claims by an ex-employee.

      o In October 1999, the Company issued 200,000 shares of Common Stock to a consultant pursuant to a consulting agreement.

      o In October 1999, the Company issued 2,681,934 shares of Common Stock as a result of the conversion of all the outstanding 10% convertible debentures plus accrued interest thereon.

      o In December 1999, the Company issued 538,574 shares as a result of the conversion of long-term debt.

      o In 1999, the Company issued 1,714,952 shares of Common Stock from the exercise of various outstanding warrants.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK ISSUED WITH GUARANTEED SELLING PRICE

      In 1997, the Company and TTR Ltd. were served with claims by an individual demanding, among other things, royalties at the rate of 5% of the proceeds from the sales of products in which the plaintiff claims to have provided consulting services towards its development.

      In May 1997, pursuant to a settlement agreement, the Company issued to the individual 15,000 shares of Common Stock subject to a guaranteed selling price of $ 15.50 per share. In 1998, the individual sold his shares in the open market for $ 77,156, and the Company paid the shortfall of $ 155,344, as required by the guarantee. In 1997, the Company recorded an expense of $ 232,500 in connection with the settlement agreement.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Royalties

      TTR Ltd. is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (OCS) on proceeds from sales of products of which the OCS has participated by way of grants. The royalties are payable at the rate of 3% for the first three years of product sales, 4% for the following three years, and 5% thereafter up to a maximum of 100% of the grant. The total amount of grants received at December 31, 1999 was $ 210,000.

      The research and development grants are presented in the statement of operations as a reduction of research and development expenses.

      The refund of the grant is contingent on future sales and the Company has no obligation to refund these grants if the sales are not sufficient.

      Operating Leases

      TTR Ltd. has entered into a lease agreement for office space expiring through 2001. Future minimum rentals on these leases as of December 31, 1999 are as follows:

               Year ended December 31,
               -----------------------

               2000                        $ 32,180
               2001                          13,408

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (contd.)

      Employment Agreement

      Effective, June 1, 1999, the Company entered into an employment agreement with its new Chief Operating Officer. The agreement is for a term of one year and is automatically renewable for additional one-year terms, unless terminated in accordance with the agreement upon 90 days prior notice. The agreement provides for a monthly salary of $ 5,000 plus benefits and the issuance of options under the 1996 Option Plan to purchase 235,000 shares of the Company's common stock, at an exercise price of $ 0.01 per share. Upon the consummation of the equity investment by Macrovision Corporation ("Macrovision"), 150,000 of the options became exercisable, with the remaining options vesting at the end of the tenth month thereafter.

      Consulting Agreement

      In June 1999, the Company entered into a consulting agreement which will terminate in January 2003. The agreement provides for quarterly fees of $15,000.

      Amended Marketing and Sales Representation Agreement

      In August 1999, the Company amended an existing agreement to provide for the issuance of 200,000 shares of common stock upon the commencement of an approved marketing campaign of the Company's proposed product to prevent the unauthorized copying of audio CR-ROM discs. In addition, the representative was granted warrants to purchase up to 1,000,000 shares of common stock at a nominal price per share. The warrants are exercisable only upon the Company entering into an agreement with a Strategic Partner as a direct result of the representatives activity. Such agreement must provide for an equity investment of at least $ 3,000,000 and the licensing of the Company's technology. The warrants expire in October 2002.

      In October 1999, pursuant to the agreement, the Company issued 200,000 shares of common stock. In November 1999, upon the signing of an agreement with a Strategic Partner, the warrants became exercisable. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to operations of $ 2,741,000 in connection with the warrants.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (contd.)

      Licensing and Investment Agreement

      In November 1999, the Company signed an agreement with Macrovision Corporation to jointly develop and market music copy protection technology for optical based media. In connection with the agreement the Company granted to Macrovision an exclusive world-wide, royalty-bearing license to use the Company's proprietary technology through December 31, 2009. The Company will be entitled to a 30% royalty which may be adjusted to 25%, under certain conditions. Also under certain conditions, the exclusive license may revert to a non-exclusive license as of the second anniversary of the Commercial Launch, as defined. If certain conditions relating to the timing of the Commercial Launch transpire, the Company will be entitled to minimum annual guaranteed royalty advances, commencing on the first anniversary of the Commercial Launch and continuing through the ninth year, aggregating $ 25 million.

      Under the Agreement, in January 2000, Macrovision made a $ 4 million equity investment in the Company for an 11.4% interest and received an exclusive license to the Company's proprietary DiscGuard(TM) technology. Also under the agreement, the Company has agreed to reimburse Macrovision for up to $ 1 million of research and development expenses incurred within the first year of the joint development.

NOTE 11 - GEOGRAPHIC DATA

                                    U. S.    % of Total     Israel    % of Total
                                    -----    ----------     ------    ----------

      For the year ended
       December 31, 1999:

       Revenue                 $     5,550      8.07%   $    63,253     91.93%
       Operating loss           (6,371,600)    80.90%    (1,503,849)    19.10%
       Identifiable assets         239,995     51.30%       227,872     48.70%

      For the year ended
       December 31, 1998:

       Revenue                 $        --        --    $    54,922    100.00%
       Operating loss           (2,090,049)    40.79%    (3,033,901)    59.21%
       Identifiable assets         171,678     35.00%       318,867     65.00%

      For the year ended
       December 31, 1997:

       Revenue                 $        --        --    $        --        --
       Operating loss           (1,414,007)    37.36%    (2,370,628)    62.64%
       Identifiable assets         633,285     53.28%       555,342     46.72%

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTION

      In October 1997, TTR Ltd. entered into a two-year management agreement with Ultimus LTD, (Ultimus) an Israeli company. Under the agreement, the Company provided management and administrative services relating to Ultimus' day-to-day operations and earned fees totaling $ 75,000. The agreement was terminated in April 1998. An ex-officer of the Company holds approximately 7.5% of the outstanding shares of Ultimus and, together with the Company's Chairman, served on their Board of Directors.

NOTE 13 - SUBSEQUENT EVENTS

      Private Placement

      In February 2000, the Company completed a private placement of 1,800,000 shares of its Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $10,000,000. The Class A Warrants are exercisable for a period of 60 months at an exercise price per share of $8.84. The Company may redeem the Class A Warrants for $ 0.10 per warrant 6 months following issuance if the underlying common stock is registered and the Company's common shares have traded at or above 200% of the exercise price for a period of twenty consecutive trading days. Upon exercise of the Class A Warrants, the Company will issue Class B Warrants for an additional 450,000 shares. The Class B Warrants are exercisable for a period of 36 months from the date of issuance at an exercise price per share of $21.22. The Class B Warrants may be redeemed by the Company if the underlying common stock is registered and the common shares have trade at $26 or above for a period of twenty consecutive trading days. The Company paid a placement agent a fee of $500,000 and issued 180,000 warrants exercisable at $5.56 per share, 90,000 Class A Warrants exercisable at $8.84 and upon exercise an additional 45,000 Class B Warrants exercisable at $21.22. Also in connection with the private placement, the Company paid $200,000 and issued 275,000 warrants, exercisable at $2.75, as a finder fee.

      Authorized Shares

      In January 2000, the Company's stockholders voted to increase the number of authorized shares of Common Stock to 25,000,000.