Form 10-Q
period 2000-03-31
TTR TECHNOLOGIES INC
filed 2000-05-15
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

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

                       2 Hanagar Street, Kfar Saba, Israel
                    (Address of Principal Executive Offices)

                               011-972-9-766-2393
                (Issuer's Telephone Number, Including Area Code)

                          The Corporation Trust Company
          1209 Orange Street, Wilmington, Delaware, 19801 302-658-7581

            (Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      The number of shares outstanding of the registrant's Common Stock as of May 15, 2000, is 16,321,439 shares.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements *

        Consolidated Balance Sheets
            December 31, 1999 and March 31, 2000

        Consolidated Statements of Operations
            For the Three months ended March 31, 1999 and 2000

        Consolidated Statements of Comprehensive Loss
            For the Three months ended March 31, 1999 and 2000

        Consolidated Statements of Cash Flows

            For the three months ended March 31, 1999 and 2000

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-k

Exhibit 27 - Financial Data Schedule

Signatures

* The Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date. All other financial statements are unaudited

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,      March 31,
                                                                 1999            2000
                                                             ------------    ------------
ASSETS                                                                        (unaudited)
Current assets
     Cash and cash equivalents                               $    209,580    $ 12,341,132
     Accounts receivabe                                            10,103           1,019
     Other current assets                                          38,630          67,247
                                                             ------------    ------------

     Total current assets                                         258,313      12,409,398

Property and equipment - net                                      205,854         222,126

Other assets                                                        3,700              --
                                                             ------------    ------------

     Total assets                                            $    467,867    $ 12,631,524
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
     Current portion of long-term debt                       $      7,764    $         --
     Accounts payable                                             409,521         446,184
     Accrued expenses                                             335,772         117,446
                                                             ------------    ------------

     Total current liabilities                                    753,057         563,630

Long-term debt, less current portion                                8,219              --
Accrued severance pay                                              37,587          44,570
                                                             ------------    ------------

     Total liabilities                                            798,863         608,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding             --              --
Common stock, $.001 par value;
  25,000,000 shares authorized; 10,653,560 and 16,321,439
   issued and outstanding, respectively                            10,654          16,322
Additional paid-in capital                                     24,710,602      38,742,306
Other accumulated comprehensive income                             56,971          68,817
Deficit accumulated during the development stage              (24,830,348)    (26,394,075)
  Less: deferred compensation                                    (278,875)       (410,046)
                                                             ------------    ------------

     Total stockholders' equity (deficit)                        (330,996)     12,023,324
                                                             ------------    ------------

     Total liabilities and stockholders' equity (deficit)    $    467,867    $ 12,631,524
                                                             ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    From
                                                                                  Inception
                                                                Three Months      (July 14,
                                                                    Ended         1994) to
                                                                  March 31,       March 31,
                                                    1999            2000            2000
                                                ------------    ------------    ------------
                                                 (unaudited)     (unaudited)     (unaudited)
Revenue                                               26,984    $      2,014    $    125,739

Expenses
     Research and development                        150,182         362,319       3,303,166
     Sales and marketing                             152,117         173,877       3,493,319
     General and administrative                      233,515         461,570       3,802,340
     Stock based compensation                        422,169         602,179       9,425,120
                                                ------------    ------------    ------------

     Total expenses                                  957,983       1,599,945      20,023,945
                                                ------------    ------------    ------------

Operating loss                                      (930,999)     (1,597,931)    (19,898,206)

Other (income) expense
     Legal settlement                                     --              --         232,500
     Loss on investment                                   --              --          17,000
     Other income                                         --              --         (75,000)
     Amortization of deferred financing costs         33,684              --       4,516,775
     Interest income                                      --         (38,693)       (100,688)
     Interest expense                                193,663           4,489       1,905,282
                                                ------------    ------------    ------------

Total other (income) expenses                        227,347         (34,204)      6,495,869
                                                ------------    ------------    ------------

Net loss                                          (1,158,346)   $ (1,563,727)   $(26,394,075)
                                                ============    ============    ============

Per share data:

      Basic and diluted                                (0.23)   $      (0.12)
                                                ============    ============

Weighted average number
  of common shares used in
  basic and diluted loss per share                 4,989,391      13,569,365
                                                ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                        From
                                                                                     Inception
                                                                    Three Months     (July 14,
                                                                      Ended           1994) to
                                                                      March 31,       March 31,
                                                        1999            2000            2000
                                                    ------------    ------------    ------------
                                                     (unaudited)     (unaudited)     (unaudited)
Net loss                                            $ (1,158,346)   $ (1,563,727)   $(26,394,075)

Other comprehensive income (loss)
         Foreign currency translation adjustments        (22,334)         11,846          68,817
                                                    ------------    ------------    ------------

                   Comprehensive loss               $ (1,180,680)   $ (1,551,881)   $(26,325,258)
                                                    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              From
                                                                                                           Inception
                                                                                         Three Months      (July 14,
                                                                                             Ended          1994) to
                                                                                           March 31,       March 31,
                                                                             1999            2000            2000
                                                                         ------------    ------------    ------------
                                                                          (unaudited)     (unaudited)     (unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $ (1,158,346)   $ (1,563,727)   $(26,394,075)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                        62,279          26,703       4,928,110
          Amortization of note discount                                       140,929                         486,463
          Translation adjustment                                                   --              --          (1,528)
          Amortization of deferred compensation                               258,115         497,554       4,017,778
          Beneficial conversion feature of convertible debt                        --                         572,505
          Stock and warrants issued for services and legal settlement         163,660         104,625       5,580,303
          Payment of common stock issued with guaranteed selling price             --              --        (155,344)
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                            (20,065)          9,354          (1,268)
               Other current assets                                             7,082         (27,991)        (58,877)
               Other assets                                                        --           3,700              --
               Accounts payable                                                61,488          42,604         247,200
               Accrued expenses                                               268,273        (208,287)        595,627
               Accrued severance                                                   --           5,768          64,006
               Interest payable                                                41,486              --         251,019
                                                                         ------------    ------------    ------------

        Net cash used by operating activities                                (175,099)     (1,109,697)     (9,868,081)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                           --              --           6,098
     Purchases of property and equipment                                           --         (36,868)       (719,453)
     Increase in organization costs                                                --              --          (7,680)
                                                                         ------------    ------------    ------------

        Net cash used by investing activities                                      --         (36,868)       (721,035)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                   166,895      13,294,022      20,958,422
     Stock offering costs                                                          --              --        (475,664)
     Deferred financing costs                                                      --              --        (682,312)
     Proceeds from short-term borrowings                                        9,657              --       1,356,155
     Proceeds from long-term debt                                                  --              --       2,751,825
     Proceeds from convertible debentures                                          --              --       2,000,000
     Repayment of short-term borrowings                                       (69,703)             --      (1,357,082)
     Repayments of long-term debt                                              (3,599)        (16,403)     (1,615,920)
                                                                         ------------    ------------    ------------

       Net cash provided by financing activities                              103,250      13,277,619      22,935,424
                                                                         ------------    ------------    ------------

Effect of exchange rate changes on cash                                            --             498          (5,176)
                                                                         ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (71,849)     12,131,552      12,341,132

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               74,445         209,580              --
                                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      2,596    $ 12,341,132    $ 12,341,132
                                                                         ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                                       $         --    $      6,739    $    478,896
                                                                         ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Note 2 - Reclassifications

      Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3 - Licensing and Investment Agreement

      In November 1999, we signed an agreement with Macrovision Corporation to jointly develop and market music copy protection technology for optical based media. In connection with the agreement we granted to Macrovision an exclusive world-wide, royalty-bearing license to use our proprietary technology through December 31, 2009. We will be entitled to a 30% royalty which may be adjusted to 25%, under certain conditions. Also under certain conditions, the exclusive license may revert to a non-exclusive license as of the second anniversary of the Commercial Launch, as defined. If certain conditions relating to the timing of the Commercial Launch transpire, we will be entitled to minimum annual guaranteed royalty advances, commencing on the first anniversary of the Commercial Launch and continuing through the ninth year, aggregating $ 25 million.

      Under the Agreement, in January 2000, Macrovision made a $ 4 million equity investment in us for an 11.4% interest and received an exclusive license to our proprietary DiscGuard(TM) technology. Also under the agreement, we have agreed to reimburse Macrovision for up to $ 1 million of research and development and sales and marketing expenses incurred within the first year of the joint development

Note 4 - Private Placement

      In February 2000, we completed a private placement of 1,800,000 shares of our Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $ 10,000,000. The Class A Warrants are exercisable for a period of 60 months at an exercise price per share of $8.84. We may redeem the Class A Warrants for $ 0.10 per warrant 6 months following issuance if the underlying common stock is registered and our common shares have traded at or above 200% of the exercise price for a period of twenty consecutive trading days. Upon exercise of the

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Class A Warrants, we will issue Class B Warrants for an additional 450,000 shares. The Class B Warrants are exercisable for a period of 36 months from the date of issuance at an exercise price per share of $21.22. The Class B Warrants may be redeemed by us if the underlying common stock is registered and the common shares have trade at $ 26 or above for a period of twenty consecutive trading days. We paid a placement agent a fee of $500,000 and issued 180,000 warrants exercisable at $5.56 per share, 90,000 Class A Warrants exercisable at $8.84 and upon exercise an additional 45,000 Class B Warrants exercisable at $21.22. Also in connection with the private placement, we paid $200,000 and issued 275,000 warrants, exercisable at $2.75, as a finder fee.

Note 5 - Stock Option Grants

      In January 2000, we issued to our CEO 347,000 options under the 1996 Stock Option Plan which are exercisable at a price per share of $4.00. Of this amount, 173,000 were fully vested upon grant and 174,000 will vest over 12 months. In January 2000, we also issued to our Chief Technology Office 70,000 options under the Plan. Of this amount 30,000 were fully vested upon grant with an exercise price of $4.00 per share, 20,000 were fully vested upon grant with an exercise price of $.01 per share and the remaining 20,000 options with an exercise price of $.01 per share will vest upon the commercial launch of the audio content protection product being jointly developed by us and Macrovision.

      The exercise prices of these grants were below the fair value of the underlying common stock. This resulted in a charge to deferred compensation in the amount of $628,725 which is being amortized over the vesting period of the related grants.

Note 6 - Authorized Shares

      In January 2000, the Company's stockholders voted to increase the number of authorized shares of Common Stock to 25,000,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and exposition should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-Q. This report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

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

      We have not had any significant revenues to date. As of March 31, 2000 we had an accumulated deficit of approximately $26.4 million. Our expenses have related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses.

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

Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price as of the date of grant is recognized over the vesting periods. As more fully described below in "Results of Operations," we have recorded expense in connection with stock based compensation during 1999 and 2000.

Results of Operations

Three months ended March 31, 2000 ("2000 period") Compared to Three months ended March 31, 1999 ("1999 period").

Revenues for the 2000 and 1999 period were $2,014 and $26,984, respectively and were derived from licensing fees of our DiscGuard product.

Research and development costs for the 2000 period were $362,319 as compared to $150,182 for the 1999 period. This increase is a result of our joint development efforts with Macrovision on the development of a copy protection product for audio content. Pursuant to our agreeement, we have agreed to reimburse Marcovision for up to $1 million for research and development and sales and marketing expenses incurred within the first year of the joint development

Sales and marketing expenses for the 2000 period were $173,877 as compared to $152,117 for the 1999 period . This increase is a result of joint sales and marketing efforts with Macrovision.

General and administrative expenses for the 2000 period were $461,570 as compared to $233,515 for the 1999 period. This increase was due primarily to increased consulting and general operations.

Stock-based compensation for the 2000 period was $602,179 as compared to $422,169 for the 1999 period . This increase is primarily the result of stock options granted to our CEO and Chief Techology Officer with exercise prices below the fair value of the underlying common stock.

Interest expense for the 2000 period decreased to $4,489 as compared to $193,663 for the 1999 period as a result of the the reduction in debt. Included in interest expense in 1999 is non-cash amortization of note discount in the amount of $140,929. Note discounts were imputed to reflect the equity component of the related financings.

We reported a net loss for the 2000 period of $1,563,727 or $($.12) per share on a basic and diluted basis, as compared to a net loss of $1,158,346, or $(.23) per share for the 1999 period.

Liquidity and Capital Resources

At March 31, 2000, we had cash of approximately $12.3 million, representing an increase of approximately $12.1 million over December 31, 1999. Cash used by operating activites during the three months ended March 31, 2000 was $1.1 million compared to $175,000 during the prior year quarter. During the quarter, we generated $13.2 million of cash from financing activites.

      We believe that ongoing investment in research and development activities and marketing will be critical to our ability to generate revenue and operate profitably. We anticipate that we will continue to expend significant funds in research and development activities and marketing.

In January 1999, Macrovision made a $4 million equity investment in the Company for an 11.4% interest.

In February 2000, we completed a private placement of 1,800,000 shares of our Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $10,000,000. The Class A Warrants are exercisable for a period of five years at an exercise price of $8.84 per share and upon exercise, we will issue Class B Warrants for an additional 450,000 shares. The Class B Warrants are exercisable for a period of three years at an exercise price of $21.22. Under certain circumstances the Class A and Class B Warrants may be redeemed.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There has been no material change in these market risks since the end of the fiscal year 1999.

                                     PART II

Item 1. Legal Proceedings

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

Item 2. Change in Securities & Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning sales by the Company of unregistered securities during the first quarter of 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

1. On January 10, 2000, TTR issued to Macrovision 1,880,937 shares for aggregate consideration of $4,000,000.

2. On January 13, 2000, we issued 2,875 shares upon exercise of outstanding warrants.

3. On January 30, 2000, TTR issued to a service provider 15,000 shares in respect of services performed.

4. On January 2000, TTR issued to a service provider 1,269 shares in respect of unpaid amounts owing for services rendered.

5. On February 25, 2000, TTR issued to private investors 1,800,000 shares and warrants to purchase an additional 900,000 shares (at an exercise price per share of $8.84) for aggregate consideration of $10,000,000. Upon exercise of the warrants, the Company is to issue 450,000 shares at an exercise price per share of $21.22.

6. In connection with #5, TTR issued therewith to the placement agents warrants to purchase an aggregate of 180,000 shares at an exercise price of $5.56 per share and an aggregate of 90,000 warrants at an exercise price of $8.84 per share and upon exercise of the 90,000 warrants, will issue warrants for 45,000 shares at an exercise price of $21.22 per share.

7. As a finder's fee for #5, the Company issued on February 29, 2000, to Mantle Investments Ltd. A warrant to acquire up to 200,000 shares at a pre share exercise price of $2.75.

8. In respect of certain warrants issued in February 1999 to employees and service providers, the following shares were issued in respect of the exercises of these warrants:

      (i) On January 18, 2000, 31, 000 shares were issued to a former employee;

      (ii) On January 18, 2000, 50,000 shares were issued to a former employee;

      (iii) On January 31, 2000, 10,000 shares were issued to a transferee of rights of former employees

      (iv) On February 2, 2000, 25,000 shares were issued to a former employee;

      (v) On February 8, 2000, 25,000 shares were issued to a former employee;
and

      (vi) On February 16, 2000, 5,000 shares were issued to a former employee.

9. On March 10, 2000, we issued 796,798 shares upon the partial exercise of warrants issued to a consultant in May 1999 to purchase up to an aggregate of 1,300,000 shares at a nominal exercise price per share.

10. On March 9, 2000, we issued 1,000,000 shares upon the exercise of options issued in July 1999 and 25,000 shares upon exercise of options previously granted.

11. For the period we issued from the 1996 Employee Stock Option Plan the following options:

      (i) On January 10, 2000, we issued to our employees 347,000 options with an exercise price per share of $4, with 173,000 of these shares being fully vested upon issuance and 174,000 vesting over a 12 month period.

      (ii) On January 10, 2000, we issued to our employees 70,000 options, of which 30,000 were fully vested upon issuance at an exercise price per share of $4, 20,000 were fully vested at a nominal exercise price per share and 20,000 of which were to vest upon commercial launch of the music protection technology being jointly developed by us and Macrovision at a nominal exercise price per share.

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

                                        TTR TECHNOLOGIES, INC.
                                        Registrant

Date: May 15, 2000                      By /s/ Mark D. Tokayer

                                        Mark D. Tokayer

                                        Chief Executive Officer