Form 10-Q
period 2000-06-30
TTR TECHNOLOGIES INC
filed 2000-08-14
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

                                       or

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-22055

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of August 14, 2000, is 16,855,485 shares.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements *
        Consolidated Balance Sheets
                  December 31, 1999 and June 30, 2000

        Consolidated Statements of Operations
                  For the six and three months ended June 30, 2000 and 1999

        Consolidated Statements of Comprehensive Loss
                  For the six and three months ended June 30, 2000 and 1999

        Consolidated Statements of Cash Flows
                  For the six months ended June 30, 2000 and 1999

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

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,      June 30,
                                                                 1999             2000
                                                                 ----         (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                               $    209,580    $  9,649,315
     Accounts receivable                                           10,103           1,019
     Other current assets                                          38,630          93,020
                                                             ------------    ------------

     Total current assets                                         258,313       9,743,354

Property and equipment - net                                      205,854         188,215

Investment in ComSign, Ltd.                                            --       2,000,000
Other assets                                                        3,700              --
                                                             ------------    ------------

     Total assets                                            $    467,867    $ 11,931,569
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
     Current portion of long-term debt                       $      7,764    $         --
     Accounts payable                                             409,521         451,704
     Accrued expenses                                             335,772         144,155
                                                             ------------    ------------

     Total current liabilities                                    753,057         595,859

Long-term debt, less current portion                                8,219              --
Accrued severance pay                                              37,587         144,467
                                                             ------------    ------------

     Total liabilities                                            798,863         740,326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding             --              --
Common stock, $.001 par value;
  50,000,000 shares authorized; 10,653,560 and 16,855,485
   issued and outstanding, respectively                            10,654          16,856
Additional paid-in capital                                     24,710,602      38,928,038
Other accumulated comprehensive income                             56,971          45,823
Deficit accumulated during the development stage              (24,830,348)    (27,420,021)
  Less: deferred compensation                                    (278,875)       (379,453)
                                                             ------------    ------------

     Total stockholders' equity (deficit)                        (330,996)     11,191,243
                                                             ------------    ------------

     Total liabilities and stockholders' equity (deficit)    $    467,867    $ 11,931,569
                                                             ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   From
                                                                                 Inception
                                                          Six Months             (July 14,              Three Months
                                                            Ended                 1994) to                 Ended
                                                           June 30,               June 30,                June 30,
                                                      1999          2000            2000            1999            2000
                                                      ----          ----            ----            ----            ----
                                                  (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenue                                               40,493    $      2,014    $    125,739    $     13,509    $         --

Expenses
     Research and development                        198,620         756,722       3,697,569          48,438         394,403
     Sales and marketing                             268,791         364,095       3,683,537         116,674         190,218
     General and administrative                      438,933         946,877       4,287,647         205,418         485,307
     Stock based compensation                        689,755         760,478       9,583,419         267,586         158,299
                                                  ----------    ------------    ------------    ------------    ------------

     Total expenses                                1,596,099       2,828,172      21,252,172         638,116       1,228,227
                                                  ----------    ------------    ------------    ------------    ------------

Operating loss                                    (1,555,606)     (2,826,158)    (21,126,433)       (624,607)     (1,228,227)

Other (income) expense
     Legal settlement                                     --              --         232,500              --              --
     Loss on investment                                   --              --          17,000              --              --
     Other income                                         --              --         (75,000)             --              --
     Amortization of deferred financing costs        381,788              --       4,516,775         348,104              --
     Interest income                                    (544)       (241,122)       (303,117)           (544)       (202,429)
     Interest expense                                308,007           4,637       1,905,430         114,344             148
                                                  ----------    ------------    ------------    ------------    ------------

Total other (income) expenses                        689,251        (236,485)      6,293,588         461,904        (202,281)
                                                  ----------    ------------    ------------    ------------    ------------

Net loss                                          (2,244,857)   $ (2,589,673)   $(27,420,021)   $ (1,086,511)   $ (1,025,946)
                                                  ==========    ============    ============    ============    ============

Per share data:

      Basic and diluted                                (0.43)   $      (0.17)                   $      (0.20)   $      (0.06)
                                                  ==========    ============                    ============    ============

Weighted average number
  of common shares used in
  basic and diluted loss per share                 5,236,970      14,983,138                       5,481,828      16,396,911
                                                  ==========    ============                    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                       From
                                                                                    Inception
                                                             Six Months              (July 14,             Three Months
                                                               Ended                  1994) to                 Ended
                                                              June 30,                June 30,                June 30,
                                                         1999           2000            2000            1999            2000
                                                         ----           ----            ----            ----            ----
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net loss                                            $ (2,244,857)   $ (2,589,673)   $(27,420,021)   $ (1,086,511)   $ (1,025,946)

Other comprehensive income (loss)
         Foreign currency translation adjustments        (16,350)        (11,148)         45,823         (10,501)         22,994
                                                    ------------    ------------    ------------    ------------    ------------

Comprehensive loss                                  $ (2,261,207)   $ (2,600,821)   $(27,374,198)   $ (1,097,012)     (1,002,952)
                                                    ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             From
                                                                                                           Inception
                                                                                 Six Months                (July 14,
                                                                                    Ended                  1994) to
                                                                                   June 30,                June 30,
                                                                             1999            2000            2000
                                                                             ----            ----            ----
                                                                          (Unaudited)     (Unaudited)     (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $ (2,244,857)   $ (2,589,673)   $(27,420,021)
     Adjustments to reconcile net loss
     to net cash used by operating activities:
          Depreciation and amortization                                       438,803          43,840       4,945,247
          Amortization of note discount                                       187,493              --         486,463
          Translation adjustment                                                   --              --          (1,528)
          Amortization of deferred compensation                               544,605         660,647       4,180,871
          Beneficial conversion feature of convertible debt                        --               0         572,505
          Stock and warrants issued for services and legal settlement         163,660         104,625       5,580,303
          Payment of common stock issued with guaranteed selling price             --              --        (155,344)
          Increase (decrease) in cash attributable
          to changes in assets and liabilities
               Accounts receivable                                            (29,945)          9,272          (1,350)
               Other current assets                                            10,711         (54,120)        (85,006)
               Other assets                                                        --           3,700              --
               Accounts payable                                              (139,103)         47,177         251,773
               Accrued expenses                                               182,191        (198,229)        605,685
               Accrued severance                                                   --         106,446         164,684
               Interest payable                                                90,276              --         251,019
                                                                         ------------    ------------    ------------
        Net cash used by operating activities                                (796,166)     (1,866,315)    (10,624,699)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                        2,748           4,143          10,241
     Purchases of property and equipment                                           --         (29,745)       (712,330)
     Investment in ComSign, Ltd.                                                   --      (2,000,000)     (2,000,000)
     Increase in organization costs                                                --              --          (7,680)
                                                                         ------------    ------------    ------------
        Net cash provided (used) by investing activities                        2,748      (2,025,602)     (2,709,769)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                   239,994      13,347,788      21,012,188
     Proceeds from officer loan                                                    --              --              --
     Stock offering costs                                                    (132,530)             --        (475,664)
     Deferred financing costs                                                      --              --        (682,312)
     Proceeds from short-term borrowings                                           --              --       1,356,155
     Proceeds from long-term debt                                                  --              --       2,751,825
     Proceeds from convertible debentures                                   1,000,000              --       2,000,000
     Repayment of short-term borrowings                                      (211,005)             --      (1,357,082)
     Repayments of long-term debt                                             (57,617)        (16,284)     (1,615,801)
                                                                         ------------    ------------    ------------
       Net cash provided by financing activities                              838,842      13,331,504      22,989,309
                                                                         ------------    ------------    ------------
Effect of exchange rate changes on cash                                            --             148          (5,526)
                                                                         ------------    ------------    ------------
INCREASE  IN CASH AND CASH EQUIVALENTS                                         45,424       9,439,735       9,649,315

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               74,445         209,580              --
                                                                         ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    119,869    $  9,649,315    $  9,649,315
                                                                         ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                          $      2,500    $      7,289    $    479,446
                                                                         ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                         NOTES TO CONSOLIDATED FINANCIAL

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

      In February 2000, we completed a private placement of 1,800,000 shares of our Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $ 10,000,000. The Class A Warrants are exercisable for a period of 60 months at an exercise price per share of $8.84. We may redeem the Class A Warrants for $ 0.10 per warrant commencing 6 months following issuance if the underlying common stock is registered and our common shares have traded at or above 200% of the exercise price for a period of twenty consecutive trading days. Upon exercise of the

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 - Stock Option Grants

      In January 2000, we issued to our CEO 347,000 options under the 1996 Stock Option Plan which are exercisable at a price per share of $4.00. Of this amount, 173,000 were fully vested upon grant and 174,000 will vest over 12 months. In January 2000, we also issued to our Chief Technology Office 70,000 options under the Plan. Of this amount 30,000 were fully vested upon grant with an exercise price of $4 per share, 20,000 were fully vested upon grant with an exercise price of $.01 per share and the remaining 20,000 options with an exercise price of $.01 per share will vest upon the commercial launch of the audio content protection product being jointly developed by us and Macrovision.

      The exercise prices of these grants were below the fair value of the underlying common stock. This resulted in a charge to deferred compensation in the amount of $628,725 which is being amortized over the vesting period of the related grants.

Note 6 - Authorized Shares

      In July 2000, the Company's stockholders voted to increase the number of authorized shares of Common Stock to 50,000,000.

Note 7 - Investment in ComSign, Inc.

      On June 4, 2000, the Company and Comda Ltd. ("Comda") established a joint venture, ComSign LTD ("ComSign"), in Israel to act as VeriSign's sole principal affiliate in Israel and the Palestinian Authority. ComSign will market VeriSign's digital authentication certificates and act as VeriSign's certification authority in Israel and the Palestinian Authority. Under the provisions of the agreement, we invested $2.0 million for a 50% equity interest. The agreement further provides that 60% of any dividends up to an accumulated amount of $2,000,000 will first be distributed to TTR and 40% to Comda. Thereafter, 60% of dividends up to an accumulated amount of $2,000,000 will first be distributed to Comda and 40% to TTR. Thereafter, all distributions will be 50% to each. The Company applies the equity method of accounting for its investment in the joint venture.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Consulting Agreements

      In May 2000, the Company granted a total of 250,000, three-year incentive stock options to a consultant pursuant to a one-year consulting agreement. The first 100,000 options vest immediately then each of the next 50,000 will vest when the closing bid price of the Company's Common Stock exceeds $8, $12, and $16, respectively, for fifteen trading days out of any twenty.

      In June 2000, the Company granted a total of 350,000 five-year warrants to a consultant pursuant to a one-year consulting agreement. The warrants become exercisable when the average weighted bid price of the Company's Common Stock exceeds $10 per share for twenty consecutive trading days. The exercise prices of the warrants are $6.50, $7.50 and $8.50 for 125,000, 125,000 and 100,000 respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and exposition should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-Q. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "intends," "anticipates," "believes," "estimates," "predicts," or "continue" or the negative of these terms or other comparable terminology and include, without limitation, the statements below regarding: our joint venture with Macrovision; ComSign's intended business plans; our expectations as to sources of revenue; our intentions to develop or acquire other technologies; and our belief as to the sufficiency of our cash reserves. Forward-looking statements are speculative and uncertain and not based on historical facts. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment in the copy protection industry in general and in the Company's specific market areas; demographic changes; changes in federal, state and/or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; labor disturbances; and changes in the Company's acquisition and capital expenditure plans. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results.

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

      In June 2000, we established a joint venture with Comda Ltd. ("Comda), ComSign LTD ("ComSign") in Israel, to be Verisign's sole principal affiliate in Israel and the Palestinian Authority, market its digital authentication certificates and act as the local certifying authority. ComSign intends market these products and services to leading e-commerce sites, banks and other financial institutions, government organizations and a full range of commercial entities.

      We have not had any significant revenues to date. As of June 30, 2000 we had an accumulated deficit of approximately $27.4 million. Our expenses have related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses.

Revenue Sources

      We expect, for the near-term, that our primary source of revenue will be royalties under our license agreements with Macrovision and distributions from our joint venture, ComSign. We are currently seeking to develop or acquire other technologies that will provide other sources of revenue. However, there can be no assurance that we will develop or acquire other technologies or if we do, that such technologies will generate any revenue or profits.

Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price as of the date of grant is recognized over the period that services are rendered. As more fully described below in "Results of Operations," we have recorded expense in connection with stock based compensation during 1999 and 2000.

Results of Operations

Six months ended June 30, 2000 ("2000 Period") compared to six months ended June 30, 1999 ("1999 Period") and the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

      Revenues for the 2000 Period and 1999 Period were $2,014 and $ 40,493, respectively, and were derived from licensing fees of our DiscGuard product. There were no revenues for the three month period ended June 30, 2000 as compared to $13,509 for the comparable period in 1999.

      Pursuant to our agreement with Macrovision, we have agreed to reimburse Macrovision for up to $1 million for research and development and sales and marketing expenses incurred within the first year of the joint development. As of June 30, 2000, we have reimbursed Macrovision an aggregate of $805,000 out of a maximum obligation of $1,000,000.

      Research and development costs for the 2000 Period were $756,722 as compared to $198,620 for the 1999 Period. Research and development costs for the three-month period ended June 30, 2000 were $394,403 compared to $48,438 for the comparable period in 1999. This increase is a result of our joint development efforts with Macrovision on the development of a copy protection product for audio content.

      Sales and marketing expenses for the 2000 Period were $364,095 as compared to $268,791 for the 1999 Period and $190,218 for the three-month period ended June 30, 2000 compared to $116,674 for the comparable period in 1999. This increase is a result of joint sales and marketing efforts with Macrovision.

      General and administrative expenses for the 2000 Period were $946,877 as compared to $438,933 for the 1999 Period and $485,307 for the quarter ended June 30, 2000 as compared to $205,418 in the same quarter in 1999. This increase was due primarily to increased consulting and general operations.

      Stock-based compensation for the 2000 Period was $760,478 as compared to $689,755 for the 1999 Period and $158,299 for the three-month period ended June 30, 2000 compared to $267,586 for the same period in 1999.

      Amortization of deferred financing costs for the 1999 Period was $381,788. This was a result of warrants issued in connection with our 10% Convertible Debentures.

      Interest income for the 2000 Period increase to $241,122 as compared to $544 for the 1999 Period. Interest income for the three months ended June 30, 2000 was $202,429 as compared to $544 in the comparable period in 1999. The increase is attributable to the higher cash and cash equivalent balances, primarily resulting from the February 2000 private placement.

      Interest expense for the 2000 Period decreased to $4,637 as compared to $308,007 for the 1999 Period. Included in interest expense for the 1999 period is non-cash amortization of note discount of $187,493. Note discounts were imputed to reflect the equity component of the related financings. Interest expense for the three months ended June 30, 2000 were $148 as compared to $114,344 in the comparable period in 1999. The decrease is attributable to the reduction in debt.

      We reported a net loss for the 2000 period of $2,589,673 or $(.17) per share on a basic and diluted basis, as compared to a net loss of $2,244,857 or $(.43) per share for the 1999 period and $1,025,946 or $(.06) per share for the three-month period ended June 30, 2000 compared to $1,086,511 or ($.20) per share for the comparable three month period in 1999. Of the net loss for the 2000 Period, $805,000 is attributable to our reimbursement commitment to Macrovision.

Liquidity and Capital Resources

      At June 30, 2000, we had cash of approximately $9.6 million, representing an increase of approximately $9.4 million over December 31, 1999. Cash used by operating activities during the 2000 Period was $1.8 million compared to $.8 million during the 1999 Period. During the 2000 period we used $2 million of our cash for our investment in ComSign and we raised approximately $13.3 million in additional sales of our common stock. We believe that cash is sufficient to meet our requirements for the next 12 months.

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

      N/A

Item 2. Change in Securities & Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning sales by the Company of unregistered securities during the second quarter of 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

      1. In May 2000, TTR issued to a service provider an immediately vested option to purchase 100,000 shares of Common Stock at an exercise price per share of $4.13 and an option to purchase an 150,000 shares of Common Stock at an exercise price per share of $4.13, the vesting of which is tied to the performance of the Common Stock.

      2. In June 2000, TTR issued to a service provider a warrant to purchase 125,000 shares of Common Stock at an exercise price of $6.50 per share, a warrant to purchase 125,000 shares of Common Stock at an exercise price of $7.50 per share and a warrant to purchase 100,000 shares of Common Stock at an exercise price of $8.50 per share. Each of these warrants becomes exercisable only when the average weighted bid price of the Common Stock exceeds $10.00 for twenty consecutive days.

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Notice of the Company's 2000 annual general meeting of stockholders were first mailed to the Company's stockholders on June 14, 2000. The Company held its Annual Meeting of Shareholders on July 11, 2000 and the stockholders voted as to the following: (a) election of Marc D. Tokayer, Dr. Baruch Sollish, Michael Fine and Michael Braunold as directors to serve for a term of one (i) year or until a successor is duly elected; (ii) to increase the number of shares of common stock that the Company is authorized to issue from time to time 50,000,000 shares of common stock; (iii) the approval of a new company plan for employees, consultants and directors known as the 2000 Equity Incentive Plan (in respect of which 1,500,000 shares of common stock were reserved; and (iv) the ratification of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, as auditors for the year ending December 31, 2000. All matters were approved by the stockholders.

      Voting Results were as follows:

                         FOR                     VOTES WITHHELD

1. Directors

Marc D. Tokayer          10,293,810              24,990
Dr. Baruch Sollish       10,293,835              24,990
Michael Fine             10,293,810              24,990
Michael Braunold         10,293,810              24,990

                                                                BROKER
                            FOR           AGAINST     ABSTAIN   NON-VOTES

2. Increase in
Authorized Shares of
Common Stock                10,205,305    103,350     10,170     N/A

3. Approval of the 2000
Equity Incentive Plan       5,219,791     310,720     25,743     4,762,881

4. Ratification of
Brightman Almagor
&Co                         10,271,150    33,025      14,650     N/A

Item 5. Other Information

      N/A

Item 6. Exhibits and Reports on 8-K

      a) Reports on 8-K

         N/A

      b) Exhibit 27 - - Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TTR TECHNOLOGIES, INC.


Date: August 14, 2000                   By  /s/ Marc D. Tokayer

                                        Marc D. Tokayer

                                        Chief Executive Officer