Form 10-Q
period 2000-09-30
TTR TECHNOLOGIES INC
filed 2000-11-14
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                                       or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of November 14, 2000, is 16,994,296 shares.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *
         Consolidated Balance Sheets
              December 31, 1999 and September 30, 2000

         Consolidated Statements of Operations
              For the nine and three months ended September 30, 1999 and 2000

         Consolidated Statements of Comprehensive Loss
              For the nine and three months ended September 30, 1999 and 2000

         Consolidated Statements of Cash Flows
              For the nine months ended September 30, 1999 and 2000

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

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,     September 30,
                                                                   1999              2000
                                                                   ----              ----
ASSETS                                                                            (Unaudited)
Current assets
     Cash and cash equivalents                                 $    209,580      $  9,012,501
     Accounts receivable                                             10,103             1,019
     Other current assets                                            38,630           111,173
                                                               ------------      ------------

     Total current assets                                           258,313         9,124,693

Property and equipment - net                                        205,854           222,214

Investment in ComSign, Ltd.                                              --         1,925,695
Other assets                                                          3,700
                                                               ------------      ------------

     Total assets                                              $    467,867      $ 11,272,602
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
     Current portion of long-term debt                         $      7,764      $         --
     Accounts payable                                               409,521           421,607
     Accrued expenses                                               335,772           131,643
                                                               ------------      ------------

     Total current liabilities                                      753,057           553,250

Long-term debt, less current portion                                  8,219                --
Accrued severance pay                                                37,587           149,976
                                                               ------------      ------------

     Total liabilities                                              798,863           703,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding               --                --
Common stock, $.001 par value;
  50,000,000 shares authorized; 10,653,560 and 16,994,296
  issued and outstanding, respectively                               10,654            16,995
Additional paid-in capital                                       24,710,602        39,513,361
Other accumulated comprehensive income                               56,971            46,902
Deficit accumulated during the development stage                (24,830,348)      (28,633,863)
  Less: deferred compensation                                      (278,875)         (374,019)
                                                               ------------      ------------

     Total stockholders' equity (deficit)                          (330,996)       10,569,376
                                                               ------------      ------------

     Total liabilities and stockholders' equity (deficit)      $    467,867      $ 11,272,602
                                                               ============      ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        From
                                                                                     Inception
                                                          Nine Months                (July 14,                 Three Months
                                                             Ended                   1994) to                      Ended
                                                         September 30,             September 30,               September 30,
                                                     1999             2000              2000              1999             2000
                                                     ----             ----              ----              ----             ----
                                                 (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
Revenue                                          $    67,341      $      2,014      $    125,739      $    26,848      $         --

Expenses
     Research and development (1)                    240,504           936,008         3,876,855           41,884           179,286
     Sales and marketing (1)                         373,733           493,538         3,812,980          104,942           129,443
     General and administrative (1)                  478,561         1,489,639         4,830,409           39,628           542,762
     Stock based compensation                      1,381,106         1,202,792        10,025,733          691,351           442,314
                                                 -----------      ------------      ------------      -----------      ------------

     Total expenses                                2,473,904         4,121,977        22,545,977          877,805         1,293,805
                                                 -----------      ------------      ------------      -----------      ------------

Operating loss                                    (2,406,563)       (4,119,963)      (22,420,238)        (850,957)       (1,293,805)

Other (income) expense
     Legal settlement                                     --                --           232,500               --                --
     Loss on investment                                   --                --            17,000               --                --
     Other income                                         --                --           (75,000)              --                --
     Company's share in net losses of affiliate           --            74,305            74,305               --            74,305
     Amortization of deferred financing costs        906,564                --         4,516,775          524,776
     Interest income                                    (732)         (396,226)         (458,221)            (188)         (155,104)
     Interest expense                                402,776             5,473         1,906,266           94,769               836
                                                 -----------      ------------      ------------      -----------      ------------

Total other (income) expenses                      1,308,608          (316,448)        6,213,625          619,357           (79,963)
                                                 -----------      ------------      ------------      -----------      ------------

Net loss                                         $(3,715,171)     $ (3,803,515)     $(28,633,863)     $(1,470,314)     $ (1,213,842)
                                                 ===========      ============      ============      ===========      ============

Per share data:

      Basic and diluted                          $     (0.69)     $      (0.24)                       $     (0.26)     $      (0.07)
                                                 ===========      ============                        ===========      ============

Weighted average number
  of common shares used in
  basic and diluted loss per share                 5,394,717        15,695,510                          5,646,429        16,934,164
                                                 ===========      ============                        ===========      ============

(1) Excludes non-cash, stock based compensation expense as follows:

     Research and development                    $   165,660      $    230,558      $    456,539      $        --      $     33,956
     Sales and marketing                              65,625            59,064         5,024,840               --            19,668
     General and administrative                    1,149,821           913,170         4,544,354          691,351           388,690
                                                 -----------      ------------      ------------      -----------      ------------

                                                 $ 1,381,106      $  1,202,792      $ 10,025,733      $   691,351      $    442,314
                                                 ===========      ============      ============      ===========      ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                        From
                                                                                     Inception
                                                          Nine Months                (July 14,                Three Months
                                                             Ended                   1994) to                     Ended
                                                         September 30,             September 30,              September 30,
                                                     1999             2000              2000              1999             2000
                                                     ----             ----              ----              ----             ----
                                                  (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
Net loss                                          $(3,715,171)     $(3,803,515)     $(28,633,863)     $(1,470,314)     $(1,213,842)

Other comprehensive income (loss)
     Foreign currency translation adjustments          (2,724)         (10,069)           46,902            3,125           21,915
                                                  -----------      -----------      ------------      -----------      -----------

        Comprehensive loss                        $(3,717,895)     $(3,813,584)     $(28,586,961)     $(1,467,189)      (1,191,927)
                                                  ===========      ===========      ============      ===========      ===========

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               From
                                                                                                            Inception
                                                                                 Nine Months                (July 14,
                                                                                    Ended                    1994) to
                                                                                 September 30,             September 30,
                                                                            1999              2000              2000
                                                                            ----              ----              ----
                                                                        (Unaudited)       (Unaudited)       (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(3,715,171)     $ (3,803,515)     $(28,633,863)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
       Depreciation and amortization                                        990,794            36,296         4,937,703
       Amortization of note discount                                        204,079           486,463
       Translation adjustment                                                    --                --            (1,528)
       Amortization of deferred compensation                                873,243         1,103,326         4,623,550
       Beneficial conversion feature of convertible debt                         --                             572,505
       Stock and warrants issued for services and legal settlement          576,160           104,625         5,580,303
       Payment of common stock issued with guaranteed selling price              --                --          (155,344)
       Company's share in net losses of affiliate                                --            74,305            74,305
       Increase (decrease) in cash attributable
        to changes in assets and liabilities
            Accounts receivable                                             (41,355)            9,300            (1,322)
            Other current assets                                             12,396           (71,890)         (102,776)
            Other assets                                                         --             3,700
            Accounts payable                                               (374,055)           18,542           223,138
            Accrued expenses                                                (56,754)         (224,064)          579,850
            Accrued severance                                               (19,136)          110,144           168,382
            Interest payable                                                159,143                             251,019
                                                                        -----------      ------------      ------------

     Net cash used by operating activities                               (1,390,656)       (2,639,231)      (11,397,615)
                                                                        -----------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of fixed assets                                         2,748            28,637            34,735
  Purchases of property and equipment                                        (4,523)          (80,222)         (762,807)
  Investment in ComSign, Ltd.                                                    --        (2,000,000)       (2,000,000)
  Increase in organization costs                                                 --                --            (7,680)
                                                                        -----------      ------------      ------------

     Net cash provided (used) by investing activities                        (1,775)       (2,051,585)       (2,735,752)
                                                                        -----------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                    291,744        13,496,004        21,160,404
  Proceeds from officer loan                                                     --                --                --
  Stock offering costs                                                           --                --          (475,664)
  Deferred financing costs                                                 (200,090)               --          (682,312)
  Proceeds from short-term borrowings                                            --                --         1,356,155
  Proceeds from long-term debt                                                   --                --         2,751,825
  Proceeds from convertible debentures                                    1,500,000                --         2,000,000
  Repayment of short-term borrowings                                       (173,374)               --        (1,357,082)
  Repayments of long-term debt                                              (94,101)           (2,458)       (1,601,975)
                                                                        -----------      ------------      ------------

  Net cash provided by financing activities                               1,324,179        13,493,546        23,151,351
                                                                        -----------      ------------      ------------

Effect of exchange rate changes on cash                                         133               191            (5,483)
                                                                        -----------      ------------      ------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                      (68,119)        8,802,921         9,012,501

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             74,445           209,580                --
                                                                        -----------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     6,326      $  9,012,501      $  9,012,501
                                                                        ===========      ============      ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                         $     9,750      $      7,289      $    479,446
                                                                        ===========      ============      ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                         NOTES TO CONSOLIDATED FINANCIAL

Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

Note 2 - Reclassifications

      Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 3 - Licensing and Investment Agreement

      In November 1999, we signed an agreement with Macrovision Corporation ("Macrovision") to jointly develop and market music copy protection technology for optical based media. In connection with the agreement we granted to Macrovision an exclusive world-wide, royalty-bearing license to use our proprietary technology through December 31, 2009. We will be entitled to a 30% royalty on sales of the products to be jointly developed, which royalty may be adjusted to 25%, under certain conditions. Also under certain conditions, the exclusive license may revert to a non-exclusive license as of the second anniversary of the Commercial Launch, as defined.

      Under the Agreement, in January 2000, Macrovision made a $ 4 million equity investment in the Company for an 11.4% interest and received an exclusive license to our proprietary DiscGuard(TM) technology. Also under the agreement, we have agreed to reimburse Macrovision for up to $1 million of research and development and sales and marketing expenses incurred within the first year of the joint development

Note 4 - Private Placement

      In February 2000, we completed a private placement of 1,800,000 shares of our Common Stock, par value $0.001 ("Common Stock") and 900,000 Class A Warrants for an aggregate purchase price of $ 10,000,000. The Class A Warrants are exercisable for a period of 60 months at an exercise price per share of $8.84. We may redeem the Class A Warrants for $ 0.10 per warrant commencing 6 months following issuance if there is an effective registration statement covering the sale of the underlying Common Stock and shares of Common Stock have traded at or above 200% of the exercise price of the Class A Warrants for a period of twenty consecutive trading days. Upon exercise of the

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Class A Warrants, we will issue Class B Warrants for an additional 450,000 shares of Common Stock. The Class B Warrants are exercisable for a period of 36 months from the date of issuance at an exercise price per share of $21.22. The Class B Warrants may be redeemed by us if there is an effective registration statement covering the sale of the underlying Common Stock and shares of Common Stock have trade at $ 26 or above for a period of twenty consecutive trading days. We paid a placement agent fee of $500,000 and issued warrants to purchase 180,000 shares of Common Stock exercisable at $5.56 per share, 90,000 Class A Warrants exercisable at $8.84 and upon exercise an additional 45,000 Class B Warrants exercisable at $21.22. Also in connection with the private placement, we paid $200,000 and issued 275,000 warrants, exercisable at $2.75, as a finder fee.

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

      The exercise prices of the foregoing grants were below the fair value of the underlying common stock. This resulted in a charge to deferred compensation in the amount of $628,725 which is being amortized over the vesting period of the related grants.

Note 6 - Authorized Shares

      In July 2000, the Company's stockholders voted to increase the number of authorized shares of Common Stock to 50,000,000.

Note 7 - Investment in ComSign, Ltd.

      On June 4, 2000, the Company and Comda Ltd. ("Comda") jointly established, ComSign Ltd. ("ComSign") an Israeli company, in Israel to act as VeriSign's sole principal affiliate in Israel and the Palestinian Authority. ComSign will market VeriSign's digital authentication certificates and act as VeriSign's certification authority in Israel and the Palestinian Authority. Under the provisions of the agreement, we invested $2.0 million for a 50% equity interest in ComSign. The agreement further provides that 60% of any dividends up to an accumulated amount of $2,000,000 will first be distributed to TTR and 40% to Comda. Thereafter, 60% of dividends up to an accumulated amount of $2,000,000 will first be distributed to Comda and 40% to TTR. Thereafter, all distributions will be 50% to each. The Company applies the equity method of accounting for its investment in the joint venture.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Consulting Agreements

      In May 2000, we granted a total of 250,000, three-year incentive stock options to a consultant pursuant to a one-year consulting agreement. The first 100,000 options vest immediately then each of the next 50,000 will vest when the closing bid price of our Common Stock exceeds $8, $12, and $16, respectively, for fifteen trading days out of any twenty. The exercise prices of the warrants are $4.13 per share.

      In June 2000, we granted a total of 350,000 five-year warrants to a consultant pursuant to a one-year consulting agreement. The warrants become exercisable when the average weighted bid price of our Common Stock exceeds $10 per share for twenty consecutive trading days. The exercise prices of the warrants are $6.50, $7.50 and $8.50 for 125,000, 125,000 and 100,000 respectively.

      In August 2000, we granted a total of 200,000 five-year warrants to a consultant pursuant to a one-year consulting agreement. The first 100,000 warrants vest immediately and the next 100,000 vest ratable over seven months. The warrants are not exercisable during the first two years from the date of grant until our Common Stock has traded at or above $10 per share for fifteen consecutive trading days. The exercise prices of the warrants are $7.50 per share.

      In September 2000, we issued options from the 2000 Equity Incentive Plan to purchase 50,000 shares of Common Stock for services rendered. This resulted in a charge to stock based compensation of approximately $160,000.

Note 9 - Stock Option Plan

      In May 2000, our Board of Directors adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 1.5 million shares of common stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards, performance units, and also permits cash payments under certain conditions. In July 2000 the 2000 Incentive Plan was approved by our Stockholders.

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

      As of November 24, 1999, we entered into an agreement with Macrovision Corporation to jointly design, develop and market a copy protection product designed to thwart the illegal copying of audio content on CDs, DVDs and other optical media. Optical media store data which may be retrieved by utilizing a laser and include compact discs which are commonly referred to as CDs and digital versatile discs which are commonly referred to as DVDs. The new product will be based primarily upon our MusicGuard technology, as well as related Macrovision technology, and will be jointly owned by us and Macrovision. We expect that the immediate application of the technology we are developing with Macrovision will be of interest for the music distribution business and recording studios whose products are customarily distributed on CDs. We granted to Macrovision an exclusive world-wide royalty bearing license to design, develop and market the copy protection technology which we are jointly developing. The license to Macrovision relates to all technologies and products designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications. The proposed copy protection technology we are developing with Macrovision will be transparent to the legitimate end-user.

      Our immediate goal is to establish the proposed audio content protection technology which we and Macrovision are developing as the leading product in the target market of audio content copy protection for the high-volume recording industry. Additionally, we are actively developing other technologies and looking to acquire technologies, which are synergistic with our current business and will enable us to leverage our knowledge base and skill.

      In June 2000, we established a joint venture with Comda Ltd. ("Comda), ComSign Ltd. ("ComSign") in Israel, to be Verisign's sole principal affiliate in Israel and the Palestinian Authority, market its digital authentication certificates and act as the local certifying authority. ComSign intends to market these products and services to leading e-commerce sites, banks and other financial institutions, government organizations and a full range of commercial entities.

      We have not had any significant revenues to date. As of September 30, 2000 we had an accumulated deficit of approximately $28.6 million. Our expenses have related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses.

Revenue Sources

      We expect, for the near-term, that our primary source of revenue will be royalties under our license agreement with Macrovision and distributions from our joint venture, ComSign. We are currently seeking to develop or acquire other technologies that will provide other sources of revenue. However, there can be no assurance that we will develop or acquire other technologies or if we do, that such technologies will generate any revenue or profits.

Stock Based Compensation

      Compensation expense arising from stock grants, and options and warrants issued at exercise prices below the quoted market price as of the date of grant is recognized over the period that services are rendered. As more fully described below in "Results of Operations," we have recorded expense in connection with stock based compensation during 1999 and 2000.

Results of Operations

Nine months ended September 30, 2000 ("2000 Period") compared to nine months ended September 30, 1999 ("1999 Period") and the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

      Revenues for the 2000 Period and 1999 Period were $2,014 and $ 67,341, respectively, and were, in each case, derived from licensing fees of our DiscGuard product. There were no revenues for the three-month period ended September 30, 2000 as compared to $26,848 for the comparable period in 1999.

      Pursuant to our agreement with Macrovision, we have agreed to reimburse Macrovision for up to $1 million for research and development and sales and marketing expenses incurred within the first year of the joint development. As of September 30, 2000, we have reimbursed Macrovision the maximum obligation of $1,000,000.

      Research and development costs for the 2000 Period were $936,008 as compared to $240,504 for the 1999 Period. Research and development costs for the three-month period ended September 30, 2000 were $179,286 compared to $41,884 for the comparable period in 1999. This increase is a result of our joint development efforts with Macrovision on the development of a copy protection product for audio content.

      Sales and marketing expenses for the 2000 Period were $493,538 as compared to $373,733 for the 1999 Period and $129,443 for the three-month period ended September 30, 2000 compared to $104,942 for the comparable period in 1999. This increase is a result of joint sales and marketing efforts with Macrovision .

      General and administrative expenses for the 2000 Period were $1,489,639 as compared to $478,561 for the 1999 Period and $542,762 for the quarter ended September 30, 2000 as compared to $39,628 in the same quarter in 1999. This increase was due primarily to increased consulting and general operations. During the quarter ended September 30, 2000, we incurred higher than usual professional fees associated with the Company's application for its NASDAQ listing and other corporate matters.

      Stock-based compensation for the 2000 Period was $1,202,792 as compared to $1,381,106 for the 1999 Period and $442,314 for the three-month period ended September 30, 2000 compared to $691,351 for the same period in 1999.

      Our fifty percent owned affiliate, ComSign Ltd., commenced operations in July 2000. Our share of the net losses for the period ended September 30, 2000, was $74,305.

      Amortization of deferred financing costs for the 1999 Period was $906,564. This was a result of warrants issued in connection with our 10% Convertible Debentures.

      Interest income for the 2000 Period increased to $396,226 as compared to $732 for the 1999 Period. Interest income for the three months ended September 30, 2000 was $155,104 as compared to $188 in the comparable period in 1999. The increase is attributable to the higher cash and cash equivalent balances, primarily resulting from the February 2000 private placement.

      Interest expense for the 2000 Period decreased to $5,473 as compared to $402,776 for the 1999 Period. Included in interest expense for the 1999 period is non-cash amortization of note discount of $204,079. Note discounts were imputed to reflect the equity component of the related financings. Interest expense for the three months ended September 30, 2000 were $836 as compared to $94,769 in the comparable period in 1999. The decrease is attributable to the reduction in debt.

      We reported a net loss for the 2000 Period of $3,803,515 or $(.24) per share on a basic and diluted basis, as compared to a net loss of $3,715,171 or $(.69) per share for the 1999 period and $1,213,842 or $(.07) per share for the three-month period ended September 30, 2000 compared to $1,470,314 or ($.26) per share for the comparable three month period in 1999. Of the net loss for the 2000 Period, $1,000,000 is attributable to our reimbursement commitment to Macrovision.

Liquidity and Capital Resources

      At September 30, 2000, we had cash of approximately $9 million, representing an increase of approximately $8.8 million over December 31, 1999. Cash used by operating activities during the 2000 Period was $2.6 million compared to $1.4 million during the 1999 Period. During the 2000 period we used $2 million of our cash for our investment in ComSign and we raised approximately $13.5 million in additional sales of our Common Stock. We believe, that cash on-hand is sufficient to meet our requirements for the next 12 months.

NASDAQ Smallcap Listing

      On October 23, 2000, the Company's Common Stock became listed on the NASDAQ Smallcap market (stock symbol: ttre). Prior to the NASDAQ Smallcap listing, the Common Stock traded on the OTC Electronic Bulletin Board.

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

                                    PART II

Item 1. Legal Proceedings

      N/A

Item 2. Change in Securities & Use of Proceeds

Sale of Unregistered Securities

      Set forth below is certain information concerning issuances by the Company of unregistered securities during the third quarter of 2000. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

1 In August 2000, TTR issued to a service provider an immediately vested warrant to purchase 100,000 shares of Common Stock at an exercise price per share of $7.50 and a warrant to purchase an additional 100,000 shares of Common Stock at an exercise price per share of $7.50 which vest ratable over seven months. The warrants are not exercisable during the first two years from the date of grant until our Common Stock has traded at or above $10 per share for fifteen consecutive trading days.

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 11, 2000 and the stockholders voted as to the following: (i) to elect Marc D. Tokayer, Dr. Baruch Sollish, Michael Fine and Michael Braunold as directors to serve for a term of one year or until a successor is duly elected; (ii) to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 50,000,000 shares; (iii) to adopt the Company's 2000 Equity Incentive Plan; and (iv) to ratify the appointment of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, as auditors for the year ending December 31, 2000. All matters were approved by the stockholders.

      Voting results are as follows:

                                                For         Against      Abstain
                                                ---         -------      -------

1. Directors                                 10,293,835           --      24,900
2. Amendment to Certificate of
   Incorporation                             10,205,305      103,500      10,170
3. 2000 Equity Incentive Plan                 5,219,791      310,720      25,743
4. Auditors                                  10,271,150       33,025      14,650

      No other matters were submitted to a vote of stockholders during the three month period ended September 30, 2000.

Item 5. Other Information

      N/A

Item 6. Exhibits and Reports on 8-K

      a) Reports on 8-K

         N/A

      b) Exhibits

          4.1 Form of Common Stock Purchase Warrant issued to Brean Murray & Co., Inc.

         10.1 Form of TTR's 2000 Equity Incentive Plan.

         10.2 Agreement between TTR and Bluestone Capital dated August 23, 2000.

         10.3 Agreement among TTR Technologies, Inc., Comda (1985) Ltd. and ComSign Ltd. dated as of June 4, 2000.

         10.4 Agreement between TTR Technologies, Inc. and Brean Murray & Co., Inc. dated June 19, 2000.

         Exhibit 27 - - Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TTR TECHNOLOGIES, INC.


Date: November 14, 2000                   By  /s/ Marc D. Tokayer

                                          Marc D. Tokayer

                                          Chief Executive Officer