Form 10-K
period 2000-12-31
TTR TECHNOLOGIES INC
filed 2001-03-29
CIK 933955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            Annual Report for the Fiscal year ended December 31, 2000

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

                               011-972-9-766-2393
              (Registrant's Telephone Number, including Area Code)

[Mark One]

|X|   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 For the fiscal year ended December 31, 2000

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 27, 2001, the Registrant had outstanding 17,356,340 shares of Common Stock, $0.001 par value per share. The aggregate market value of such common stock held by non-affiliates of the Registrant at March 27, 2001 was approximately $84 million. Such market value was calculated by using the closing price of such common stock as of such date as reported on the NASDAQ National Market.

Item 1. Business

Introduction

      TTR Technologies, Inc. (hereinafter, the "Company" or "TTR") designs and develops anti-piracy technologies that provide copy protection for electronic content distributed on optical media and over the Internet. Optical media store data which may be retrieved by utilizing a laser and include compact discs which are commonly referred to as CDs and digital versatile discs which are commonly referred to as DVDs. The Company's technologies utilize non-standard codewords on the optical media. As a result of TTR's research and development efforts, management believes that TTR has become a leader in optical media authentication and verification. The Company's proprietary anti-piracy technology, MusicGuard(TM), is a unique media-based technology designed to prevent the unauthorized copying of audio content distributed on CDs. MusicGuard leverages know-how that the Company gained during the development of its DiscGuard(TM) software protection product. The Company's copy protection technologies are designed to be transparent to the legitimate end-user. Copy protected CDs are designed to be compatible with and to play on currently existing compact disc players.

      In November 1999, the Company entered into an agreement with Macrovision Corporation to jointly design,. develop and market a copy protection product designed to thwart the illegal copying of audio content on CDs, DVDs and other optical media. The new product, which is undergoing internal tests by a major record label, will be marketed under the brand name "SafeAudio" and is based primarily upon the Company's MusicGuard technology as well as related Macrovision technology. SafeAudio is co-owned jointly by TTR and Macrovision. The Company granted to Macrovision an exclusive world-wide royalty bearing license to market SafeAudio and all other technologies and products designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications.

      Commencing April 1, 2001, the Company is entitled to twenty-five percent (25%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SafeAudio. Previously, the Company was entitled to thirty percent (30%) of such net revenues. In light of the extended period of time in which SafeAudio has been undergoing internal testing by record labels, the Company is negotiating with Macrovision regarding the prospect of reverting to the previous 30% net revenue allocation. No assurance can however be given that the Company will be successful in obtaining a reversion to the greater allocation of net revenues.

      Pursuant to the agreement with Macrovision, the Company granted to Macrovision an exclusive worldwide license to modify and market DiscGuard, TTR's software anti-piracy product. Part of the DiscGuard technology license is royalty free.

The encryption portion is royalty bearing. Macrovision has its own proprietary software anti-piracy product known as SafeDisc. Through December 31, 2004, the Company is entitled to 5% of Macrovision's net revenues, if any, collected by Macrovision from the licensing of SafeDisc to customers located in the Peoples Republic of China. Other than for these revenues the Company does not anticipate that it will receive any significant revenues as a result of its license of DiscGuard to Macrovision.

      Macrovision is a world leader in the development and marketing of content copy protection and rights management technologies and products to prevent the illicit duplication, reception or use of video and audio programs and computer software. Macrovision provides its products and services primarily to the consumer multimedia and business software publishers, home video, pay-per-view, cable, satellite and video security markets. Macrovision has its headquarters in Sunnyvale, California with subsidiaries in London and Tokyo.

      The Company's immediate goal is to establish SafeAudio as the leading product in the target market of audio content copy protection for the high-volume recording industry. Additionally, The Company is actively developing other technologies and looking to acquire technologies that are synergistic with TTR's current business and will enable it to leverage its knowledge base and skill.

      The Company was incorporated under Delaware law in July 1994. The principal executive offices of the Company are located at 2 HaNagar Street, Kfar Saba, Israel

Industry Background

      Losses related to the unauthorized reproduction and use of music CDs present a continuing concern for the recording industry as well as performing artists. According to the Recording Industry Association of America, a national trade organization, the recording industry loses currently about $5 billion annually to global piracy of recorded music. Two recent developments have exacerbated the problem of piracy, causing it to become one the highest priorities of the industry.

      First, the cost of producing good quality copies of CDs has been drastically reduced. Until recently, to produce good quality CDs required a significant investment. Recent developments in consumer electronics technology have enabled consumers to purchase a CD burner (recorder) from a local retail outlet for as little as $180. CD burners now often are bundled with new computers. Blank recordable discs are widely available for less than $1. With this technology, even the casual user can easily copy unprotected CDs.

      Second, it is now possible to easily download pirated music via the Internet because of the acceptance and widespread use of MP3 compression technology. This technology has made the Internet a feasible vehicle for the electronic transmission of music. Today there are thousands of websites offering music in MP3 format. Most of the music being downloaded is effectively being pirated; i.e., no royalties are being paid to the artists or to the record companies which produced this music. This form of piracy is rapidly growing.

      Attempts by third parties to circumvent copy protection technologies have been and are expected to be a persistent problem, even in the face of the United States Digital Millennium Copyright Act. Effective as of May 2000, the Act outlaws copy protection circumvention devices and technologies and provides for both criminal and civil penalties for companies or individuals who import, produce or distribute devices designed to circumvent copy protection devices and technologies.

      Since prior laws to combat music piracy have not served as an effective deterrent and the effect of the new legislation cannot yet be ascertained, recording studios and artists are seeking more effective methods to prevent the replication of unauthorized copies of their proprietary products. To combat music piracy, leaders of the music recording industry have cooperated with leaders of more than 120 companies and organizations representing a broad spectrum of information technology and consumer electronics businesses, Internet service providers and security technology companies to form the Secure Digital Music Initiative. The Initiative is a forum for these industries to develop the voluntary, open framework for playing, storing and distributing digital music necessary to enable a new market to emerge. The Initiative has already produced a standard, or specification, for portable devices. The longer-term effort of the Initiative is completion of an overall architecture for delivery of digital anti-piracy protected music in all forms.

      The standard developed by the Initiative is intended to be applied to the next generation of portable playback devices. It will not prevent currently existing playback devices from playing pirated music. Since these devices will likely be in use for quite some time we believe that there will be a need for copy protection on the products played on the devices. To the best of management's knowledge, there are no commercially available technologies or products providing copy protection for audio content distributed on CDs.

The Solution - SafeAudio

      The Company's management believes that SafeAudio offers recording studios and artists the most effective solution to protect works distributed on CDs, while offering convenience and cost effectiveness to the music rights owner and end-user. We believe that SafeAudio embodies unique know-how designed to prevent the unauthorized copying of CDs. SafeAudio is based primarily on TTR's proprietary technology, MusicGuard, as well as related Macrovision technologies.

      Most music is currently offered for sale on CDs. Software-based technologies available today claim to protect music during electronic transmission, but we believe that these technologies are easily overcome. For example, according to an article appearing in the August 18, 1999 edition of "Wired News", one month after Microsoft released its software-based protection technology, Windows Media Audio, a program was available on the Internet that removed the copying protection afforded by the software. SafeAudio protection is embedded on the CD itself and is introduced as part of the production process. The production process includes the creation of a glass master from which metal molds, or stampers, used to mass produce, or replicate, CDs are made.

      During the glass mastering process, a specially modified CD-encoder introduces selective alternative alterations to the data placed on the glass master. These alterations do not affect the audio quality of the original CDs in any manner. SafeAudio protected CDs are designed to play normally in the currently existing CD and DVD players around the world. SafeAudio is designed so that music quality is not degraded as compared to the unprotected CD. When one tries to make a digital copy of a protected CD with any of the many CD-to-CD copying programs or "track rippers", either the copying process itself will abort or the quality of the unauthorized copy will be unacceptably inferior to the original music. SafeAudio is easy to apply and use. Record companies or recording studios need only inform an authorized glass mastering facility that it wishes SafeAudio to protect against copying. No special preparation or changes need to be made to the data that the recording mastering studio supplies to the glass mastering facility. Since the protection is applied only during the glass mastering process, once a glass master and stampers have been produced, protected discs can be mass-produced by any replicator. The Company is working together with Macrovision and the encoder manufacturers to develop the most efficient and effective manufacturing solution. The development of the SafeAudio Toolkit facilitates the automation of the copy protection process, representing, in management's view, a significant milestone in developing an efficient and cost effective manufacturing solution.

Development Status of SafeAudio

      In March 2001, a major record label completed an initial beta test of the SafeAudio Toolkit. The test was conducted by the record label in advance of initiating a round of internal testing for the beta version of the SafeAudio technology itself.

      During the course of 2000, SafeAudio technology underwent comprehensive internal tests in the facilities of the Company's Israeli subsidiary in Israel as well as in Macrovision's laboratories in Sunnyvale and London. In addition, the Company completed two consumer field trials. The first involved 850 households in the U.K. The second was a 2,000 household test across the United States. Macrovision conducted the first test. The second test was conducted by a leading market research company.

      Through Macrovision, the Company approached most of the major record labels and certain of the larger independent labels regarding SafeAudio. Some of those labels are performing internal tests while others are preparing to do commercial pilot runs of SafeAudio protected CDs. Upon the successful completion of these internal tests and commercial pilots, the Company anticipates signing contracts with these music labels to produce SafeAudio protected discs commercially. However, no assurance can be provided that such record labels will in fact be interested in protecting their discs with SafeAudio or that the Company or Macrovision will be successful in negotiating or concluding such commercial contracts on commercially acceptable terms.

Mastering Equipment Manufacturers

      In order to produce SafeAudio protected CDs, modifications to the encoder portion of the laser optics system in CD mastering equipment are required. Under the contract with Macrovision, Macrovision is responsible for coordinating with the companies which produce and sell these encoders. The Company believes that three companies, Doug Carson & Associates, Media Morphics and Eclipse, effectively control the market for encoders. The Company is working with Macrovision and some of these encoder producers to develop the necessary modifications to produce protected CDs.

      The Company envisions that Macrovision will authorize licensed CD replicators to replicate protected CDs. Macrovision has licensing arrangements in place with more than 75 replication facilities worldwide including the largest multinational replicators such as, Sonopress, MPO, Americ Disc, Nimbus, Cinram, and JVC. Therefore, management believe that Macrovision is in a good position to leverage its current business relationships to the benefit of SafeAudio.

Marketing and Sales

      Under the agreement with Macrovision, Macrovision is responsible, at its expense, for the marketing of SafeAudio and will determine the staffing and other resources to be allocated to the commercialization of the technology consistent with Macrovision's good faith determination of its commercial potential.

      Commencing April 1, 2001, the Company is entitled to twenty-five percent (25%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SafeAudio. Previously, the Company was entitled to thirty percent (30%) of such net revenues. In light of the extended period of time in which SafeAudio has been undergoing internal testing by record labels, the Company is negotiating with Macrovision regarding the prospect of reverting to the previous 30% net revenue allocation. No assurance can however be given that the Company will be successful in obtaining a reversion to the such greater allocation of net revenues. Under certain circumstances, the exclusive license relating to MusicGuard and the jointly developed technology that the Company granted to Macrovision reverts to a non-exclusive license as of the second anniversary of the commercial launch. Under the agreement with Macrovision, commercial launch is deemed to occur when a certain pre-designated number of protected music CDs are manufactured, with a certain specified number being manufactured by at least one of certain designated major commercial music labels.

      The Company has a limited internal sales and marketing capability. To maintain its focus on product development and to avoid the expense of establishing its own global sales and marketing staff, the Company does not anticipate expanding its marketing capability until it is in a position to commercialize products other than SafeAudio.

New Products and Technologies

      The Company intends to exploit its existing technologies and expertise to develop and commercialize products that are similar to and share common distribution channels with SafeAudio. To this end, the Company is working to port the MusicGuard technology (which underlies the SafeAudio technology) to DVD. During 2000, the Company developed a prototype which is currently undergoing further development. With the price of DVD recorders poised to decrease, as management believes will occur, DVD copying will become an acute problem.

      The Company is developing other technologies with applications in the following areas:

      * DiscAudit - a system for identifying genuine disc replicas. During the mastering process, a special non-reproducible authenticating mark is embedded outside the data portion of the disc. The authenticating mark is not present in unauthorized replicas. By means of a laptop with CD or DVD drive and software supplied by us, law enforcement authorities, including customs inspectors, can quickly determine the authenticity of a disc. DiscAudit is applicable to CD and DVD, including both software and audio discs. The product has been tested with fully satisfactory results.

      * Internet Technologies - technology that facilitates the transmission and security of content being streamed over the Internet. To this end the Company hired a Vice President of Internet Technologies.

      Under the Company's agreement with Macrovision, the Company granted to Macrovision an exclusive right of first refusal through December 31, 2009, to any music copy protection technology that it develops which is not included in the license to Macrovision, and any Internet digital rights management technologies developed by the Company which are applicable to music, music video, video, software or data publishing products or markets. The Company is required to notify Macrovision of the details of any bona- fide third - party offers to purchase or license such technologies. If Macrovision notifies the Company of its interest in purchasing or licensing such technology within 10 business days of Macrovision's receipt of the Company's notification, the Company is required to negotiate in good faith with them such purchase or license. Neither of the technologies noted above is, in management's view, subject such right of first refusal.

      In connection with the design and development of DiscGuard, the Company's proprietary software anti-piracy product, TTR's Israeli subsidiary has received, through December 31, 2000, a grant of $210,000 from the Chief Scientist of the State of Israel. The Company is required to pay royalties to the Chief Scientist on proceeds from the sale of products derived from the research and development funded by the grant at the rate of 3% of the sales revenue for the first three years of such sales, 4% for the following three years, and 5% thereafter, up to a maximum of 100% of the grant, plus accrued interest. For example, royalties will be payable to the Chief Scientist based on royalties the Company receives from Macrovision relating to DiscGuard. The Company does not believe that any royalties are payable to the Chief Scientist in respect of SafeAudio. The Company's obligation to pay royalties to the Chief Scientist is limited to the amount of the grant received and is linked to the exchange rate of the dollar and the New Israeli Shekel. The Chief Scientist places certain restrictions on companies that receive funding relating to the transfer of know-how. Management believes that these restrictions and obligations will not have a material adverse effect on the Company's operations since the Company does not presently anticipate transferring ownership of the technology developed by it to third parties. The restrictions do not apply to the exports from Israel of products developed with such technologies.

Research & Development

      From the date of inception through December 31, 2000, the Company expended approximately $4.05 million on research and development activities, including approximately $1.1 million for the year ended December 31, 2000, and approximately $346,000 for the year ended December 31, 1999. The amounts expended in 2000 were used exclusively for MusicGuard (the technology underlying SafeAudio). We expect to maintain our research and development expense at approximately the current level for the foreseeable future.

Competition

      The Company is not aware of the existence of any commercially available anti-piracy technologies in the area of copy protection for audio CDs. However, there are a number of companies who claim to have an audio CD anti-piracy technology in some stage of development. These include SunnComm, a U.S. based company whose securities are traded on over-the-counter market, and MidbarTech a private Israeli company. To date, none has commercialized such anti-piracy technology/product. There can be no assurance that these technologies will not be commercially launched prior to SafeAudio or that other companies will not enter the market in the future, particularly if SafeAudio is successfully commercialized. There can be no assurance that the Company will be able to continue developing products with innovative features and functions, or that development by others of similar or more effective products will not render the Company's products or technologies noncompetitive or obsolete.

Proprietary Rights

      The Company currently relies on a combination of trade secret, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in the Company's products and other proprietary information. The Company has filed patent applications in the United States and Israel and under the Patent Cooperation Treaty with respect to the technology underlying DiscGuard and in Israel for MusicGuard. As of March 2001, two patents have been issued. The Company has also applied for and received a United States trademark registration of MusicGuard. There can be no assurance that any patent will be issued or that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company.

      The Company believes that its software and audio content protection products and technologies and know-how are proprietary and are protected by copyright law, non-disclosure and secrecy agreements. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation.

      The Company's policy is to require our employees, consultants, and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with it is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship with the Company shall be the Company's exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

Employees

      The Company employs 8 full-time employees, all of whom work in Israel. None of the Company's employees is covered by a collective bargaining agreement or is represented by a labor union. The Company has not experienced any organized work stoppages and considers its relations with employees to be good.

      The Company's future performance depends highly upon the continued service of members of our senior management and of Dr. Baruch Sollish, our Chief Technology Officer, in particular.

      The Company believes that its future success will also depend upon our continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive, and there can be no assurance that the Company will be able to retain its key employees or attract, assimilate or retain the qualified personnel necessary for the development of its business.

Minority Subsidiary

      In July 2000, the Company purchased a 50% equity interest in an Israeli based company named ComSign Ltd. ("ComSign"), which is the exclusive marketer in Israel and in the territories controlled by the Palestinian Authority of VeriSign Inc.'s digital authentication certificates and related services. The remaining 50% equity interest in ComSign is held by a private company based in Israel. VeriSign, Inc. is a leading provider of Internet based trust services. The agreement between ComSign and VeriSign provides ComSign with the rights to market these services in the designated territory for a period of 5 years and a sharing of revenues derived from these activities. Comsign is to receive 50% of net revenues from web certificates and 40% for Onsite services. ComSign is focusing on marketing the VeriSign web certificates and Onsite enterprise services. ComSign plans to exploit the branding and dominant position VeriSign possesses to build a leading position in the Israeli market for trust and Internet security services and products.

      Since ComSign's inception, the Company has held (and continues to hold) a 50% equity interest in ComSign in May 2000. Under the provisions of the shareholders agreement between the Company and its partner, 60% of any dividends issued by ComSign will first be distributed to the Company until such time as the Company shall have received an accumulated amount of $2 million. Thereafter, 60% of dividends will first be distributed to its partner until such time as it shall have received an accumulated amount of $2,000,000. Thereafter, they are to share equally in all dividend distributions.

      According to the Teleseker/Taylor Nelson Sofres report Israel has the 12th largest surfing population in the world with approximately 20% of the population over the age of 13 hooked up to the World Wide Web. There are currently about 20,000 registered domains in Israel and according to the IDC that number should reach 34,000 by mid 2003. Those domains, which are involved in commerce or transactions over the Internet, are, in management's view, candidates to license the web certificate service. Management believes that large corporations, educational institutions, financial institutions, health services and government agencies are candidates to purchase the Onsite services.

                              CONDITIONS IN ISRAEL

      The following information discusses certain conditions in Israel that could affect its Israeli subsidiary, TTR Technologies, Ltd. All figures and percentages are approximate. A portion of the information with respect to Israel presented hereunder has been taken from reports of the Bank of Israel and publications of the Israeli Central Bureau of Statistics.

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Additionally, from time to time since December 1987, Israel has experienced civil unrest, primarily in the West Bank and Gaza Strip territories administered by Israel since 1967. A peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed. In recent months, however, there has been intense violence, hostility and on-going clashes between the Palestinians and Israeli Security Forces, primarily in the Gilo neighborhood of southern Jerusalem, the West Bank and the Gaza Strip. Israel has not entered into any peace agreement with Syria or Lebanon and is still in a state of war with these countries. Further, there have been delays in the negotiations and implementation of the agreements with the Palestinians.. There can be no assurance as to whether or how the "peace process" will develop or what effect it may have upon the Company. Beginning in 1948, nearly all Arab countries formally adhered to a boycott of Israel and Israeli companies and, since the early 1950's of non-Israeli companies doing business in Israel or with such companies. Despite measures to counteract the boycott, including anti-boycott legislation in the United States, the boycott has had an indeterminate negative effect upon trade with and foreign investment in Israel. The Company does not believe that the boycott has had a material adverse effect on it, but there can be no assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on the operation or expansion of the Company's business.

      Generally, all male adult citizens and permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform certain military duty annually. Additionally, all such residents are subject to being called to active duty at any time under emergency circumstances. Some of the employees of the Israeli subsidiary currently are obligated to perform annual reserve duty. While the Israeli subsidiary has operated effectively under these and similar requirements in the past, no assessment can be made of the full impact of such requirements on the Company in the future, particularly if emergency circumstances occur.

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

      During 1997, the monetary policy of the Bank of Israel changed in several respects. These changes included a decision of the Bank of Israel to reduce its intervention in the currency markets to allow the NIS to trade more freely. In addition, the Bank of Israel has adopted and implemented certain measures to liberalize foreign 86 currency regulations. There are currently no Israeli currency control restrictions on remittance of dividends or the proceeds from the sale of the ordinary shares, although legislation remains in effect pursuant to which currency controls may be imposed by administrative action at any time. The Israeli government's monetary policy contributed to relative price and exchange rate stability in recent years, despite fluctuating rates of economic growth and unemployment. The Israeli inflation rates for the years 1997, 1998 and 1999 were 7.0%, 8.6% and 1.3%, respectively. No assurance can be provided that the Israeli government will be successful in its attempts to keep prices and exchange rates stable.

Trade Relations

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

Employees

      The Israel subsidiary is subject to various Israeli labor laws and collective bargaining agreements between Histadrut and the federation of industrial employers. Such laws and agreements cover a wide range of areas, including hiring practices, wages, promotions, employment conditions (such as working hours, overtime payment, vacations, sick leave and severance pay), benefits programs (such as pension plans and education funds) and special issues, such as equal pay for equal work, equal opportunity in employment and employment of women. The collective bargaining agreements also cover the relations between management and the employees' representatives, including Histadrut's involvement in certain aspects of hiring and dismissing employees and procedures for settling labor disputes. Our Israel subsidiary continues to operate under the terms of Israel's national collective bargaining agreement, portions of which expired in 1994. Israeli employers and employees are required to pay predetermined sums to the National Insurance Institute, an organization similar to the United States Social Security Administration. These contributions entitle the employees to receive a range of medical services and other benefits. Certain employees of the Israeli subsidiary are covered by individual employment agreements.

Item 2. Properties

      The Company leases a 2,400 square foot facility used in its research and development and administrative activities in Kfar Saba, Israel. The lease provides for a monthly rent of approximately $2,292 and an expiration date of May 31, 2001. The Company is currently negotiating an extension of the term lease. Management believes that the Company will be able either to renew our present lease or obtain suitable replacement facilities. The Company improved this facility to meet the requirements of its research and development activities. Management believes that this facility is sufficient to meet its current and anticipated future requirements.

Item 3. Legal Proceedings

      The Company is not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      Reference is made to Item 4 of the Company's Quarterly Report on Form 10Q for the period ended September 30, 2000, which is incorporated herein by reference.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

      As of February 6, 2001, Company's common stock, par value $0.001 per share (the "Common Stock") is quoted on the NASDAQ National Market under the symbol "TTRE". On October 23, 2000 through February 5, 2001, the Company's Common Stock was quoted on the NASDAQ SmallCap Market. Prior to the NASDAQ SmallCap listing, the Common Stock was quoted on the OTC Electronic Bulletin Board. The following table sets forth the range of high and low bid prices for the Common Stock as reported on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc., Automated Quotations System for the periods indicated.

                        Common Stock

Quarter Ended           High     Low

    2000
    December 31         $8.75     $3.34
    September 30        $6.47     $3.31
    June 30             $6.69     $3.00
    March 31            $10.50    $4.97

    1999
    March 31            $1.4375   $.75
    June 30             $3.125    $.75
    September 30        $4.80     $2.45
    December 31         $6.00     $2.45

      The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of March 28, 2001, there were approximately 133 record holders of the Common Stock of the Company. We believe that there are a significant number of shares of Common Stock held either in nominee name or street name brokerage accounts and consequently, we are unable to determine the number of beneficial owners of the Common Stock.

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

Recent Sales of Unregistered Securities During 2000

      Set forth below is a listing of all sales by the Company of unregistered equity securities during 2000, excluding sales that were previously reported on a Quarterly Report on Form 10-Q. Unless otherwise indicated such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering.

      1. In October 2000, the Company issued to a consultant four (4) year warrants for 400,000 shares of the Company's common stock, of which warrants for 134,000 shares is at a per share exercise price of $6.50, warrants for 133,000 at a per share price of $7.50 and warrants for 133,000 at a per share exercise price of $8.50.

Item 6. Selected Consolidated Financial Data

      The following table sets forth our consolidated financial data for the five years ended December 31, 2000. The selected consolidated financial data for the years ended December 31, 1997, 1998, 1999 and 2000 are derived from our consolidated financial statements for such years, which have been audited by Brightman Almagor & Co., a member of Deloitte Touch Tohmatsu, independent auditors. The selected consolidated financial data for the year ended December 31, 1996 is derived from our consolidated financial statements for such period and years, which have been audited by Schneider Ehrlich & Associates LLP (formerly known as Schneider Ehrlich & Wengrover LLP), independent auditors. The consolidated financial data set forth below should be read in conjunction with our Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this prospectus.

                                                                                                          From
                                                                                                        Inception
                                                                                                     (July 14, 1994)
                                                                                                       to December
Income Statement Data:          1996         1997           1998            1999           2000         31, 2000
                                ----         ----           ----            ----           ----         ---------
Revenues                           --             --        $54,922         $68,803          $1,999        $125,724
Total expenses                790,108      3,784,635      5,178,872       7,944,252       5,107,978      23,531,978
Operating loss               (790,108)    (3,784,635)    (5,123,950)     (7,875,449)     (5,105,979)    (23,406,254)
Net loss                  ($1,121,211)   ($4,119,612)   ($5,578,540)   ($13,072,237)    ($4,796,693)   ($29,627,041)

Net loss per share             ($0.62)        ($1.35)        ($1.54)         ($2.07)         ($0.30)
Weighted average shares
outstanding                 1,801,366      3,054,519      3,615,908       6,321,719      16,006,403

                                                                December 31,
                                       1996           1997          1998           1999           2000
                                   -----------    -----------   -----------    -----------    -----------
Balance Sheet Data:
   Working  capital (deficiency)   ($2,563,908)      $448,679   ($2,834,448)     ($494,744)    $8,122,456
    Total assets                     1,191,688      1,188,627       490,545        467,867     10,348,713
    Total liabilities                2,785,545        278,898     3,588,712        798,863        351,756
    Total Stockholders' equity
      (deficit)                    ($1,593,857)      $677,229   ($3,098,167)     ($330,996)    $9,996,957

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Report. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, the competitive environment generally and in the Company's specific market areas; changes in technology; failure of the Company's technology to work; lack of market acceptance for SafeAudio; inability of Macrovision ot successfully market SafeAudio; the availability of and the terms of financing, inflation, changes in costs and availability of goods and services, economic conditions in general and in the Company's specific market areas, demographic changes, changes in federal, state and /or local government law and regulations; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; and changes in the Company's acquisitions and capital expenditure plans. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this Report to conform such statements to actual results.

      TTR designs and develops anti-piracy technologies that provide copy protection for electronic content distributed on optical media and over the Internet. Optical media store data which may be retrieved by utilizing a laser and include compact discs which are commonly referred to as CDs and digital versatile discs which are commonly referred to as DVDs. The Company's technologies utilize non-standard codewords on the optical media. As a result of TTR's research and development efforts, management believes that TTR has become a leader in optical media authentication and verification. The Company's proprietary anti-piracy technology, MusicGuard(TM), is a unique media-based technology designed to prevent the unauthorized copying of audio content distributed on CDs. MusicGuard leverages know-how that the Company gained during the development of its DiscGuard(TM) software protection product. The Company's copy protection technologies are designed to be transparent to the legitimate end-user. Copy protected CDs are designed to be compatible with and to play on currently existing compact disc players.

      In November 1999, the Company entered into an agreement with Macrovision Corporation to jointly design, develop and market a copy protection product designed to thwart the illegal copying of audio content on CDs, DVDs and other optical media. The new product, which is undergoing internal tests by a major record label, will be marketed under the brand name "SafeAudio" and is based primarily upon the Company's MusicGuard technology as well as related Macrovision technology. The Company granted to Macrovision an exclusive world-wide royalty bearing license to market SafeAudio and all other technologies and products designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications.

      Commencing April 1, 2001, the Company is entitled to twenty-five percent (25%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SafeAudio. Previously, the Company was entitled to thirty percent (30%) of such net revenues. In light of the extended period of time in which SafeAudio has been undergoing internal testing by record labels, the Company is negotiating with Macrovision regarding the prospect of reverting to the previous 30% net revenue allocation. No assurance can however be given that the Company will be successful in obtaining a reversion to the such greater allocation of net revenues. Pursuant to the agreement with Macrovision, the Company reimbursed Macrovision for $1 million of its costs incurred in the twelve months ending December 31, 2000 in co-developing SafeAudio.

      As part of the agreement, the Company granted to Macrovision an exclusive worldwide license to modify and market DiscGuard, TTR's software anti-piracy product. Part of the DiscGuard technology license is royalty free. The encryption portion is royalty bearing. Macrovision has its own proprietary software anti-piracy product known as SafeDisc. Through December 31, 2004, the Company is entitled to 5% of Macrovision's net revenues, if any, collected by Macrovision from the licensing of SafeDisc to customers located in the Peoples Republic of China. Other than for these revenues the Company does not anticipate that it will receive any significant revenues as a result of its license of DiscGuard to Macrovision.

      The Company's immediate goal is to establish SafeAudio as the leading product in the target market of audio content copy protection for the high-volume recording industry. Additionally, The Company is actively developing other technologies and looking to acquire technologies which are synergistic with TTR's current business and will enable it to leverage its knowledge base and skill.

      In July 2000, the Company purchased an equity interest in ComSign Ltd., an Israeli company ("ComSign"), which was established in May 2000 by Comda Ltd., another Israeli company ("Comda). ComSign is Verisign's sole principal affiliate in Israel and the Palestinian Authority, market its digital authentication certificates and acting as the local certifying authority. ComSign intends to market these products and services to leading e-commerce sites, banks and other financial institutions, government organizations and a full range of commercial entities.

      The Company has not had any significant revenues to date. As of December 31, 2000 the Company had an accumulated deficit of approximately $29.6 million. The Company's expenses related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses.

Revenue Sources

      The Company expects, for the near-term, that its primary source of revenue will be royalties under the license agreement with Macrovision and distributions from the joint venture, ComSign. However, no assurance can be provided that the SafeAudio technology will be commercially successful or whether any royalties from the sale thereof will be generated. The Company is currently seeking to develop or acquire other technologies that will provide other sources of revenue. However, there can be no assurance that the Company will develop or acquire other technologies or if it does, that such technologies will generate any revenue or profits.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

      Revenues for the year ended 2000 and 1999 were $1,999 and $68,803 respectively and were derived from licensing fees of the Company's DiscGuard product, which has since been discontinued.


      Pursuant to the agreement with Macrovision, the Company agreed to reimburse Macrovision for up to $1 million for research and development and sales and marketing expenses incurred within the first year of the joint development. In 2000, the Company reimbursed Macrovision the maximum obligation of $1,000,000.

      Research and development costs for the year ended 2000 were $1,111,189 as compared to $345,989 for 1999. This increase is a result of the joint development efforts with Macrovision on the development of SafeAudio.

      Sales and marketing expenses for the year ended 2000 were $579,006 as compared to $815,586 for 1999. This decrease was primarily due to the agreement with Macrovision whereby Macrovision assumed most of the sales and marketing responsibilities.

      General and administrative expenses for the year ended 2000 were $1,785,434 as compared to $630,090 for 1999. This increase was due was due primarily to increased general operations. In addition, the Company incurred additional legal and other professional fees relating to its application to be listed on Nasdaq's National Market Quotation System.

      Stock-based compensation for the year ended 2000 was $1,631,649 as compared to $6,152,587 for 1999. Due to the shortage of available funds in 1999, we compensated employees and other consultants by issuing common stock, warrants and options.

      The Company's fifty percent owned affiliate, ComSign Ltd., commenced operations in July 2000. The Company's share of the net losses for the period ended December 31, 2000, was $209,157.

      Amortization of deferred financing costs for the year ended 1999 period was $4,180,540. A significant portion of the financing costs was a result of the issuance of 1.3 million warrants in connection with the sale of the Company's 10% Convertible Debentures in 1999. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $3,845,400 as deferred financing costs and charged the entire balance to operations when the debentures were converted.

      Interest income for the year ended 2000 increased to $524,253 as compared to $3,689 for 1999. The increase is attributable to the higher cash and cash equivalent balances, primarily resulting from the February 2000 private placement.

      Interest expense for the year ended 2000 decreased to $5,810 as compared to $1,109,937 for 1999 Period. The decrease is attributable to the reduction in debt.

      The Company reported a net loss for the year ended 2000 of $4,796,693 or $(.30) per share on a basic and diluted basis, as compared to a net loss of $13,072,237 or $(2.07) per share for 1999. Of the net loss for 2000, $1,000,000 is attributable to the Company's reimbursement commitment to Macrovision.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

      Revenues for the year ended 1999 and 1998 were $68,803 and $54,922, respectively and were derived from licensing fees of our DiscGuard product.

      Research and development costs for the year ended 1999 were $345,989 as compared to $1,017,073 for 1998. These decreases are attributable primarily to reduced staffing effected in the latter part of 1998.

      Sales and marketing expenses for the year ended 1999 were $815,586 as compared to $1,155,998 for 1998. This decrease was primarily due to reduced staffing in 1999.

      General and administrative expenses for the year ended 1999 were $630,090 as compared to $1,663,912 for 1998. This decrease was primarily due to reduced staffing in 1999.

      Stock-based compensation for the year ended 1999 was $6,152,587 as compared to $1,341,889 for 1998. Due to the shortage of available funds in 1999, the Company compensated employees and other consultants by issuing common stock, warrants and options.

      Amortization of deferred financing costs for the year ended 1999 period was $4,180,540 as compared to $72,288 for the same period in 1998. As previously mentioned, the Company recognized significant non-cash financing costs as a result of the issuance of 1.3 million warrants in connection with the sale of the Company's 10% Convertible Debentures and charged the entire to balance to operations when the debentures were converted.

      Interest expense for the year ended 1999 increased to $1,019,937 as compared to $410,715 during 1998. Included in interest expense is non-cash amortization of note discount in the amount of $272,098 and $214,454 for the years ended December 31, 1999 and 1998, respectively. Note discounts were imputed to reflect the equity component of the related financings. Also included in interest expense for 1999 was $572,505, which represents the value of the beneficial conversion feature relating to the conversion of outstanding debt into shares of our Common Stock.

      The Company reported a net loss for the year ended 1999 of $13,072,237 or $(2.07) per share on a basis and diluted basis, as compared to a net loss of $5,578,540 or $(1.54) per share for the year ended December 31, 1998.

Liquidity and Capital Resources

      At December 31, 2000, the Company had cash and cash equivalents of approximately $8.2 million, representing an increase of approximately $8 million over December 31, 1999. Cash used by operating activities during 2000 was $3.4 million compared to $2.4 million during 1999. In 2000, the Company used $2 million of its cash for its investment in ComSign and it raised approximately $13.5 million in additional sales of Common Stock. The Company believes, that cash on-hand is sufficient to meet its requirements for the next 12 months.

NASDAQ Listing

      As of October 23, 2000, the Company's Common Stock was quoted on the NASDAQ SmallCap Market (stock symbol: ttre) and as of February 6, 2001, Company's Common Stock was quoted on the NASDAQ National Market (under the same symbol) . Prior to the Common Stock being quoted on the NASDAQ SmallCap Market, the Common Stock was quoted on the OTC Electronic Bulletin Board.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests its cash primarily in money market funds, which are subject to minimal credit and market risk. The interest payable on the Company's long-term debt is variable based on the prime rate and, is therefore, affected by changes in market interest rates. However, the Company believes the market risks associated with these financial instruments are immaterial.

Foreign Currency Risk

      The Company is exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 2000 was not material.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

      Our directors, officers and key employees are as follows:

Name                 Age              Position
----                 ---              --------

Marc D. Tokayer       43    Chairman of the Board, Chief Executive
                            Officer, President and Treasurer; and
                            President and Director of our Israeli
                            subsidiary

Emanuel Kronitz       41    Chief Operating Officer

Baruch Sollish        52    Director, Vice President-Research and
                            Development, Secretary; Chief Technology
                            Officer of our Israeli subsidiary

Michael Braunold      40    Director

Michael Fine          49    Director

Christopher Illick    61    Director

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

      MICHAEL FINE has been a director of the Company since May 2000. Since November 1992, Mr. Fine has been President of Fine Sound Productions, an independent music production firm. From April 1997 through May 1999, Mr. Fine worked at Deutsche Grammophon GMbH, where he served as Vice President, Artists and Repertoire and was in charge of the music and recording program of the world's oldest record label, the company having been founded in 1898. From September 1989 through April 1997, he was Vice President of KOCH International LP and General Manager of KOCH International Classics. KOCH International LP is a multi-national music and media technology company and one of the world's largest independent distributors of recorded music. Mr. Fine is a Grammy Award winning producer.

      CHRISTOPHER D. ILLICK was elected by the Company's board of directors in June 2000 to serve on the board. Mr. Illick has been a Managing Director of Brean Murray & Co. a New York based investment bank since July 1997. Mr. Illick is also currently a general partner of Illick Brothers, a family real estate business, which he organized in 1965. From March 1995 through June 1997, Mr. Illick was a limited partner of the New York office of, in Oakes, Fitzwilliams & Co. (London), an investment bank specializing in emerging growth companies. From 1986 through 1992, Mr. Illick held various management positions in CG America Corporation, a privately held specialty reinsurance holding company. During his tenure with CG America, Mr. Illick held various strategic positions including, chief administrative officer, general counsel and director. Mr. Illick was responsible for administration, legal affairs and CG America's substantial portfolio of diversified and international investments. In 1968 Mr. Illick founded and became the president of Robert Fleming Holding Limited (London), a position he held for 15 years. He managed the U.S. business and was involved in identifying investment opportunities for Fleming's clients world-wide. Mr. Illick began his career at the law firm of Brown & Wood. He holds a B.A. from Trinity College and an LL.B. from the University of Virginia. He is admitted to the bar in the state of New York.

      MICHAEL BRAUNOLD has been a director of the Company since May 2000. Since March 1998, Mr. Braunold has been Chief Executive Officer and Chairman of the Board of SPO Medical Equipment Ltd., an Israeli company that specializes in medical technology related to pulse oximetry techniques. Prior to this assignment, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd., a multinational corporation specializing in visual information communication. As part of his corporate role , Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12 year tenure at Scitex, he held various positions within the worldwide organization including a period in the United States as Vice President of a Scitex U.S. subsidiary specializing in medical imaging. Mr. Braunold originates from the United Kingdom where he obtained a B.Sc. in Management Sciences and a Master of Business Administration from Imperial College Business School,
London.

      There are no family relationships between any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer.

      Our Board of Directors is currently comprised of five Directors, Marc Tokayer Baruch Sollish, Michael Fine, Christopher Illick and Michael Braunold. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no cash compensation for serving on the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Section 16 Filings

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file with the SEC. Based solely on review of the copies of such forms received by the Company with respect to 2000, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with except that the Company believes that each of Michael Braunold, Michael Fine and Christopher Illick failed to timely file a Form 3 in connection with their appointment as directors

Item 11. Executive Compensation

      The following table sets forth all compensation earned by the Company's Chairman of the Board of Directors, CEO and President; the only other executive officer of the Company whose total annual salary and bonuses exceeded $100,000 for the year ended December 31, 2000 (the "Named Executive Officers"):

                        Annual Compensation                             Long Term Compensation
                                                                               Awards                Payouts

Name and                                                           Restricted  Securities            LTIP        All
                                                                   Stock       Underlying            Payouts     other
Position            Year      Salary       Bonus        Other      Award(s)     Options                          compen-
                                                                                                                 sation
Marc D. Tokayer     2000     $194,307          --     $ 34,404(1)     --       970,700(2)              --          --
Chairman and        1999     $108,075          --     $ 27,676(1)     --            --                 --          --
President           1998     $ 64,430     $12,019     $ 14,423(1)     --            --                 --          --

Emanuel Kronitz     2000     $127,989     $31,347     $ 23,887(1)     --       582,750(3)              --          --
Chief Operating     1999     $ 35,915          --      $ 7,158(1)     --       279,500(4)              --          --
Officer             1998           --          --           --        --            --                 --          --

Baruch Sollish      2000     $158,324     $75,092     $ 32,078(1)     --       382,050(5)              --          --
Vice President      1999     $110,522          --     $ 21,886(1)     --        80,000(6)              --          --
Research &          1998     $ 91,678     $42,105     $ 13,927(1)     --            --                 --          --
Development

(1) Includes contributions to insurance premiums, car allowance and car expenses.

(2) Represents shares of Common Stock issuable upon exercise of employee stock options issued under the Company's 1996 Stock Option Plan and 2000 Equity Incentive Plan, of which options for 833,100 shares are vested within 60 days of the date on which the information on this table is provided and options for the remaining 137,600 shares are to vest over the next two and one-half years, at per share exercise prices ranging from $3.56 to $4.25.

(3) Represents shares of Common Stock issuable upon exercise of employee stock options issued under the Company's 1996 Stock Option Plan and 2000 Equity Incentive Plan, of which options for 445,150 shares are vested as of the date on which information on this table is provided and options for the remaining 137,600 shares are to vest over the next two and one-half years, at per share exercise prices ranging from $3.56 to $4.25.

(4) Represents shares of Common Stock issuable upon exercise of fully vested employee stock options issued under the Company's 1996 Stock Option Plan, at a nominal per share exercise price, previously granted to Mr. Kronitz in June 1999 in connection with his employment. In January 2000, at the direction of the board, the options were amended such that options for 150,000 shares vested in January 2000 and the balance of 85,000 options vested in one lump sum in November 2000.

(5) Represents shares of Common Stock issuable upon exercise of employee stock options issued under the Company's 1996 Stock Option Plan and 2000 Equity Incentive Plan, of which options for 272,050 shares are vested as of the date on which the information on this table is provided and options for the remaining 110,000 shares are to vest over the next two and one-half years, at per share exercise prices ranging from $3.56 to $4.25.

(6) Represents shares of Common Stock upon exercise of employee stock options issued under the Company's 1996 Stock Option Plan, of which options for 40,000 shares are vested as of the date on which the information on this table is provided, at per share exercise prices ranging from nominal price to $2.56, and options for the remaining 40,000 shares are to vest over the next one and one-half years, at per share exercise price of $2.56.

                       Options Granted In Last Fiscal Year

      The following table sets forth certain information concerning options granted during 2000 to the executive officers named in the Summary Compensation Table.

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
                        Underlying         Granted to   Exercise     Date of                Option Term
Name                    Options            Employees    Price        Grant       Expiration
                        Granted (#)        in 2000     ($/Share)     ($/Share)   Date       5%($)             10%($)

Marc Tokayer           165,000               7.6%      $3.906        $3.906    2010        $  405,306        $1,027,151
                       347,000              15.99%     $4.00         $5.13     2010        $1,511,612        $3,229,147
                       351,724              16.20%     $4.25         $4.25     2009        $  824,140        $2,029,897
                       106,976               4.93%     $3.56         $3.56     2009        $  209,965        $  517,153
Emanuel Kronitz        342,091              15.76%     $4.25         $4.25     2010        $  914,342        $2,317,121
                       165,000               7.60%     $3.906        $3.906    2010        $  405,316        $1,027,151
                        75,659               3.49%     $3.56         $3.56     2009        $  148,498        $  365,758
Baruch Solish          110,000               5.07%     $3.906        $3.906    2010        $  270,211        $  684,767
                        30,000               1.38%     $4.00         $5.13     2010        $  130,687        $  279,177
                        40,000               1.84%     $0.01         $5.13     2010        $  333,849        $  531,836
                       127,244               5.86%     $4.25         $4.25     2009        $  298,151        $  734,360
                        74,806               3.4%      $3.56         $3.56     2009        $  146,824        $  333,091

                 Aggregate Options Exercised In Last Fiscal year
                        And Fiscal Year End Option Values

               Number of                                Value of Unexercised
               shares                     Number of Un-exercised          In-the-money Options
               Acquired on  Value         Options at December 31, 2000    at December 31, 2000(1)
Name           Exercise     Realized                  (#)                         ($)
               (#)          ($)           Exercisable/Unexercisable       Exercisable/Unexercisable
Marc Tokayer      --          --          631,700 / 339,000               $1,815,073 / $1,011,492

Emanuel Kronitz   --          --          697,250 / 165,000               $3,111,493 / $500,280

Baruch Solish     --          --          382,050 / 130,000               $1,569,067 / $472,080

(1) Based upon the difference between the exercise price of such options and the closing price of the common stock ($6.938) on December 29, 2000, as reported on the NASDAQ SmallCap Market.

Stock Option Plans

2000 Equity Incentive Plan

      The Board of Directors adopted the 2000 Equity Incentive Plan (hereinafter the "2000 Incentive Plan") in May 2000 and the Company stockholders adopted such plan in July 2000. The 2000 Incentive Plan is designed to give the Board of Directors maximum flexibility in providing equity incentive compensation to key employees and consultants. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments either as a separate award or as a supplement to a stock-based award, and for the income and employment taxes imposed on a participant in respect of any award.

      The 2000 Equity Incentive Plan is administered by a committee of the Board of Directors composed of at least two members of the Board. The committee is designated by the Board, and the Board itself acting in its capacity as administrator of the 2000 Incentive Plan, is referred to herein as the "Committee." The Committee is authorized, among other things, to select the key employees to whom awards will be granted, to determine the terms and conditions of such awards and to make all other determinations deemed necessary or advisable for the administration of the 2000 Incentive Plan.

      The aggregate number of shares of Common Stock available for issuance, subject to adjustment, under the 2000 Incentive Plan is 1,500,000.

      Persons eligible to participate in the 2000 Incentive Plan include all key employees and consultants of the Company and its subsidiaries, as determined by the

Committee. While the specific individuals to whom awards will be made in the future cannot be determined at this time, it is anticipated that currently approximately four key employees presently are eligible for participation in the 2000 Incentive Plan.

      Under the 2000 Incentive Plan, the Committee is authorized to grant stock options, including both incentive stock options ("ISOs"), which can result in potentially favorable tax treatment to the participant, and nonqualified stock options. The Committee can also grant stock appreciation rights ("SARs") entitling the participant to receive the excess of the fair market value of a share of Common Stock on the date of exercise over the grant price of the SAR. The exercise price per share of Common Stock subject to an option and the grant price of an SAR are determined by the Committee, provided that the exercise price of an ISO or SAR may not be less than the fair market value (110% of the fair market value in the case of an ISO granted to a 10% shareholder) of the Common Stock on the date of grant. However, the 2000 Incentive Plan also allows the Committee to grant an option, an SAR or other award allowing the purchase of Common Stock at an exercise price or grant price less than fair market value when it is granted in substitution for some other award or retroactively in tandem with an outstanding award. In those cases, the exercise or grant price may be the fair market value at that date, at the date of the earlier award or at that date reduced by the fair market value of the award required to be surrendered as a condition to the receipt of the substitute award.

      The 2000 Incentive Plan also authorizes the Committee to grant restricted stock, awards that are denominated or payable in, or valued in whole or in part by reference to the value of, Common Stock. and to grant shares as a bonus, free of restrictions, or to grant shares or other awards in lieu of Company obligations to pay cash or deliver other property under other plans or compensatory arrangements.

      The Committee is also authorized to grant performance units. A Performance Unit is a right to receive a payment in cash equal to the increase in the book value of the Company if specified performance goals during a specified time period are met.

      The 2000 Incentive Plan was designed to permit the deduction by the Company of the compensation realized by certain officers in respect of long-term incentive compensation granted under the 2000 Incentive Plan which is intended by the Committee to qualify as "performance-based compensation" under Section 162(m) of the Code. Section 162(m) of the Code generally disallows a deduction to the Company for compensation paid in any year in excess of $1 million to any Covered Employee. Certain compensation, including compensation that meets the specified requirements for "performance-based compensation," is not subject to this deduction limit. Among the requirements for compensation to qualify as "performance-based compensation" is that the material terms pursuant to which the compensation is to be paid be disclosed to, and approved by, the stockholders of the Company in a separate vote prior to the payment.

      As of March 1, 2001, options for approximately 1,499,400 shares of the Company's common stock have been issued and are outstanding under the 2000 Incentive Plan.

1996 Stock Option Plan

      The TTR Technologies, Inc. 1996 Option Plan (the 1996 Plan") provides for the grant to qualified employees (including officers and directors) of options to purchase shares of our common stock. A total of 1,500,000 shares of our common stock have been reserved for issuance upon exercise of stock options granted under the 1996 Option Plan. Upon the adoption by the Company's stockholders of the 2000 Incentive Plan in July 2000, the Company discontinued use of the 1996 Option Plan.

      The 1996 Option Plan was administered by the Board of Directors. The board has discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the 1996 Option Plan. Options granted under the 1996 Option Plan may be non-qualified stock options or incentive stock options (an option which qualifies under Section 422 of the Internal Revenue Code) but in any case the exercise price of incentive stock options granted may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is an incentive stock option to an employee who owns more than 10% of the outstanding common stock). Options may not be exercised more than 10 years after the grant (five years if the grant is an incentive stock option to any employee who owns more than 10% of the outstanding common stock). The board may, in its discretion
(i) accelerate the date or dates on which all or any particular option or options granted under the 1996 Option Plan may be exercised, or (ii) extend the dates during which all, or any particular, option or options granted under the 1996 Option Plan may be exercised, provided, that no such extension will be permitted if it would cause the 1996 Option Plan to fail to comply with Section 422 of the Code or with Rule 16b-3 of the Securities Exchange Act of 1934, as amended. Except as otherwise determined by the board at the date of the grant of the option, and subject to the provisions of the 1996 Option Plan, an optionee may exercise an option at any time within one year (or within such lesser period as may be specified in the applicable option agreement) following termination of the optionee's employment or other relationship with us if such termination was due to the death or disability (as defined) of the optionee but in no event later than the expiration date of the option. Except as otherwise determined by the board at the date of the grant of an option, if the termination of the optionee's employment or other relationship is for any other reason the option will expire immediately upon such termination. Options granted under the 1996 Option Plan are not transferable and may be exercised only by the respective grantees during their lifetimes or by their heirs, executors or administrators in the event of death. Under the 1996 Option Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends.

      As of June 30, 2000, options for approximately 1,268,225 shares of the Company's common stock have been issued and outstanding under the 1996 Option Plan.

Non-Executive Directors Stock Option Plan

      The Company adopted its 1998 Non-Executive Director Stock Option Plan (the "Directors Plan") in July 1998 to provide an incentive for attracting and retaining on our board the service of qualified individuals who are not otherwise employed by the Company or any subsidiary.

      The Directors Plan is administered by the Board of Directors. The Company has reserved 25,000 shares of common stock under the Directors Plan for issuance upon the exercise of stock options. Options granted under the Directors Plan are exercisable upon the date of grant and expire five years from the date of grant. Upon termination of a person's services as a director, the options expire within two months of such termination. The exercise price of the option will be the fair market value of our common stock on the date of the grant of the option. The number of options and prices at which they are exercisable are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. No options may be granted under the Directors Plan after July 2008.

      As of March 15, 2001, 18,000 options were outstanding under the Directors Plan.

Employment Agreements

      The Company's Israeli subsidiary and Marc Tokayer entered into an employment agreement in August 1994, pursuant to which Mr. Tokayer continues to be employed as its President. In February 2001, the employment agreement was amended to provide for an initial 3 year term ending in October 2003, whereupon the employment agreement will be automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the scheduled expiration date. Mr. Tokayer currently receives an annual salary of $250,000, subject to increase and the grant of a performance bonus in the Board's discretion. If Mr. Tokayer is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or, if there is a change in control of the Company (as defined in the employment agreement) and Mr. Tokayer does not continue as President on terms and conditions substantially similar to those contained in his agreement, he will be entitled to receive the greater of the balance of the salary then due under the agreement through the scheduled expiration date or the equivalent of 12 months' salary.

      The Company signed an employment agreement with Emanuel Kronitz as of June 1999 which was restated as of October 1, 2000. Pursuant to such restatement, Mr. Kronitz continues to be employed as the Company's Chief Operating Officer and also as the Vice President of the Company's Israeli subsidiary. Each of the agreements with the Company and its Israeli subsidiary is for an initial term of three years ending in October 2003 and is automatically renewable for additional three year terms, unless terminated by either party upon 90 days prior notice. Mr. Kronitz currently receives a monthly salary of $20,833 plus benefits under the agreement with the Israeli subsidiary. Mr. Kronitz is not entitled to a salary under the agreement with the Company. Pursuant to a subsequent amendment in January 2001 of the agreement with the Israeli subsidiary, if Mr. Kronitz's employment is terminated other than for, engaging in willful misconduct or acts of bad faith or conviction of a felony, he will be entitled to continue to receive the greater of his salary for the balance of the term of the agreement and an additional 12 months. If there is a change in control of the Company (as defined in the employment agreement) and Mr. Kronitz does not continue to be employed in a substantially similar position, Mr. Kronitz will be entitled to receive the greater of the balance of the salary then due under the agreement through the scheduled expiration date or the equivalent of 12 months' salary.

      The Company's Israeli subsidiary and Dr. Baruch Sollish signed an employment agreement on December 1994 which was amended in July 1998 and in February 2001, pursuant to which, Dr. Sollish is employed as Director of Product Research and Development of our Israeli subsidiary. The agreement is renewable for terms of three years, subject to termination by either party on not less than 60 days notice prior to the end of any term. The current term expires on December 1, 2001. Dr. Sollish currently receives an annual base salary of $213,000 subject to increase and the grant of a performance bonus in the board's discretion. If Dr. Sollish is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or in the event of a change in control of the Company (as defined in the employment agreement) and Dr. Sollish does not continue to be employed in a substantially similar position, Dr. Sollish will be entitled to receive the greater of the balance of the salary then due under the agreement through the scheduled expiration date or the equivalent of 12 months' salary.

      Each of the executives with an agreement has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table provides information as of March 28, 2001 concerning the beneficial ownership of our Common Stock by (i) each director, (ii) each of the Named Executive Officers, (iii) each stockholder (or group) known to us to be the beneficial owner of more than 5% of the outstanding common stock and (iv) the directors and officers as a group.

Name and Address of           Shares of Common Stock        Percent of Class (2)
Beneficial Owner              Beneficially Owned (1)

Marc D. Tokayer (3)                 1,426,647 (4)                  7.84%

Emanuel Kronitz (3)                 724,650 (5)                    4.01%

Baruch Sollish (3)                  435,383 (6)                    2.43%

Michael Fine (3)                    0 (7)                          *

Michael Braunold (3)                0 (7)                          *

Christopher Illick (3)              0 (8)                          *

Macrovision Corporation (9)         1,880,937                      10.84%

Dimensional Partners Ltd.           1,260,000 (10)                 7.04%

Joseph Sandberg                     1,600,000 (11)                  8.88%

All directors and Executive
Officers, as a group, (6 persons)   2,586,680 (12)                 13.42

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

(2) For purposes of calculating the percentage of outstanding shares held by each person named below, any shares which such person has the right to acquire within 60 days after the date of the information in the table are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person

(3) The address of each person listed is c/o TTR Technologies Ltd., 2 Hanagar Street, Kfar Saba, Israel.

(4) Comprised of (i) 269,273 shares of Common Stock, (ii) 833,100 shares of Common Stock issuable upon the exercise of employee stock options issued under the Company's 1996 Employee Stock Option Plan and 2000 Incentive Plan and (ii) 324,274 shares of Common Stock held by The Tokayer Family Trust (the "Trust"). Mr. Tokayer's wife is the trustee of the Trust and Mr. Tokayer's children are its income beneficiaries. Mr. Tokayer disclaims beneficial ownership of all shares held by the Trust. Does not include (A) 137,600 shares of Common Stock issuable upon exercise of employee stock options issued under the Company's 2000 Equity Incentive Plan, which options are scheduled to vest over the next two and one-half years and (B) 481,000 shares issuable upon exercise of options held by Gershon Tokayer, Mr. Tokayer's brother, as to which shares Mr. Tokayer disclaims beneficial ownership.

(5) Represents shares of the Company's common stock issuable upon exercise of employee stock options issued under the Company's 1996 Stock Option Plan and the 2000 Incentive Plan and exercisable within 60 days of the date on which the information in this table is provided. Does not include options for an additional 137,600 shares of Common Stock issuable upon exercise of options issued under the Company's 2000 Equity Incentive Plan, which options are scheduled to vest over the next two and one-half years.

(6) Comprised of (i) 360,383 shares of Common Stock issuable upon the exercise of options issued under the Company's 1996 Employee Stock Option Plan and 2000 Incentive Plan and (ii) 75,000 shares of Common Stock. Does not include employee stock options for an additional 151,667 shares of our common stock that is to vest over the next two and one-half years.

(7) Does not include options for 5,000 shares of Common Stock issuable under the 1998 Non-Executive Directors Plan, of which options for 2,500 shares are scheduled to vest in May 2001 and the options for the remaining 2,500 shares are scheduled to vest in May 2002.

(8) Does not include options for 8,000 shares of Common Stock issuable under the 1998 Non-Executive Directors Plan, of which options for 4,000 shares are scheduled to vest in July 2001 and options for the remaining 4,000 shares are scheduled to vest in July 2002.

(9) The address of such person is 1341 Orleans Drive, Sunnyvale, California
94089.

(10) Includes 360,000 shares of Common Stock issuable upon exercise of Class A Warrants and 180,000 shares issuable upon the exercise of Class B Warrants, which warrants are to be issued upon the exercise of the Class A Warrants. Dimensional Partners, Ltd. ("Dimensional II") is a Cayman Islands company with a principal business office at Corporate Center, West Bay Road, P.O. Box 31106 SMB, Grand Cayman, Cayman Islands. JDS Capital Management, Inc., a Delaware corporation ("JDSCM"), is the investment manager and subadvisor of Dimensional
II. JDSCM and its President, Joseph D. Samberg ("Mr. Samberg"), have shared voting and dispositive power over the shares of Common Stock and warrants held by Dimensional II and may each be deemed a beneficial owner of those shares and warrants. The address of the principal business office of both JDSCM and Mr. Samberg is 780 Third Avenue, 45th Floor, New York, New York 10017.

(11) Includes (i) 90,000 shares of Common Stock issuable on upon the exercise of warrants held in the name of Dimensional Partners, L.P., a Delaware limited partnership ("Dimensional I"), and (ii) the shares of Common Stock beneficially owned by Dimensional II. Mr. Samberg is the managing member of JDS Asset Management, LLC, a Delaware limited liability company ("JDSAM") and the general partner of Dimensional I. As such, Mr. Samberg has shared voting and dispositive power over the shares of Common Stock and warrants held by Dimensional I and may be deemed a beneficial owner of those shares and warrants. The address of the principal business office of Mr. Samberg is 780 Third Avenue, 45th Floor, New York, New York 10017.

(12) See footnotes 1-8.

Item 13. Certain Relationships and Related Transactions

      In June and August 2000, the Company issued to Mr. Garson Tokayer, the Company's sales manager and the brother of Mr. Marc Tokayer, options under the Company's stock option plans to purchase, respectively, 43,159 shares at an exercise price per share of $3.56 and 78,341 shares at an exercise price per share of $4.25. The options with respect to these shares vested in full on October 2000 upon the listing of the Company's common stock on the NASDAQ Smallcap Market. In October 2000, the Company issued to Garson Tokayer under its stock option plan options for an additional 110,000 shares at an exercise price per share of $3.91, such options to vest quarterly over 3 years.

      In July 2000, the Company issued to Mr. Christopher Illick, one of the Company's independent directors, options under the Company's 1998 Non-Executive Directors Plan to purchase up to 8,000 shares of Common Stock, to vest over two years from the date of issuance, at a per share exercise price of $5.72.

      In May 2000, the Company issued to each of Messrs. Braunold and Fine, independent directors of the Company, options under the Company's 1998 Non-Executive Directors Plan to purchase up to 5,000 shares of Common Stock, to vest over two years from the date of issuance, at a per share exercise price of $4.00.

      In February 2000, the Company issued to Dimensional Partners Ltd. ("Dimensional") 720,000 shares of Common Stock and Class A Warrants to purchase 360,000 shares of Common Stock and undertook to issue, at the time of the exercise of the Class A Warrants, Class B Warrants to purchase an additional 180,000 shares of Common Stock. The issuance to Dimensional was part of a private placement of 1,800,000 shares of Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $10 million that was completed in February 2000. The Class A Warrants are exercisable for a period of five years at an exercise price of $8.84 per share and upon exercise, the Company will issue Class B Warrants for an additional 450,000 shares. The Class B Warrants are exercisable for a period of three years from the date of issuance at an exercise price of $21.22. Under certain circumstances the Class A and Class B Warrants may be redeemed.

                                     Part IV

ITEM 14. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

Exhibits

3.1 Certificate of Incorporation of TTR dated July 14, 1994 and Certificate of Amendment to the Certificate of Incorporation of TTR dated August 17, 1994(4)
3.2 Certificate of Amendment to the Certificate of Incorporation of TTR, dated January 30, 1999(5)
3.3 Certificate of Amendment to the Certificate of Incorporation of TTR, dated December 21, 1999(5)
*3.4 Certificate of Amendment to the Certificate of Incorporation of TTR, dated July 15, 2000.
3.4 By-Laws of TTR, as amended(4)
4.1 Specimen Common Stock Certificate(1)
4.2.1 Warrant Agreement dated as of December 23, 1997 between TTR and Biscount Overseas Ltd.(3)
4.2.2 Warrant Agreement dated as of February 26, 1998 between TTR and Biscount Overseas Ltd.(3)
4.2.3 Warrant dated November 29, 1999 between TTR and Biscount Overseas Ltd.(5)
4.2.4 Warrant dated November 29, 1999 between TTR and Biscount Overseas Ltd.(5)
4.2.5 Form of Class A Warrant between TTR and certain private investors(5)
4.2.6 Warrant dated February 15, 2000 between TTR and Mantle International Investment, Ltd.(5)
4.2.7 Form of Agent Warrant between TTR and certain entities. (5)
4.2.8 Form of Common Stock Purchase Warrant dated as of June, 2000, between TTR and Brean Murray & Co., Inc. (6)
4.2.9 Warrant dated October 2, 2000 between TTR and Mantle International Investment Ltd.*
10.1 Financial Consulting Agreement with Josephthal & Co., Inc. (4)
10.2 1996 Incentive and Non-Qualified Stock Option Plan, as amended (4)
10.3 Non-Executive Directors Stock Option Plan(4)
10.4 Employment Agreement between TTR Technologies Ltd. and Marc D. Tokayer (1)
10.5 Employment Agreement between TTR Technologies Ltd. and Baruch Sollish (1)
10.6 Development and OEM Licensing Agreement dated October 31, 1997 between TTR and Doug Carson & Associates Inc.(3)

10.7 Development and OEM Licensing Agreement dated October 31, 1997 between TTR, Doug Carson & Associates Inc. and Nimbus CD International, Inc.(3)
10.8 Stock Purchase Agreement dated December 20, 1997 between TTR and Biscount Overseas Ltd.(3)
10.9 Consulting Agreement between TTR and Biscount Overseas Ltd. dated October 1, 1998(4)
10.10 Consulting Agreement between TTR and Mordecai Lerer dated January 28, 1999(4)
10.11 Lease between TTR and Peppertree Properties, Inc. dated January 23,
1999(2)
10.12 Employment Agreement dated June 1, 1999 between TTR and Emmanuel
Kronitz(2)
10.13 Alliance Agreement between TTR and Macrovision Corporation effective as of November 24, 1999(5)
10.14 Stock Purchase Agreement, effective as of January 10, 2000 between TTR and Macrovision Corporation(5)(6)
10.15 Agreement between TTR and H.C. Wainwright & Co. Inc. dated February 8, 2000(5)
10.16 Form of Subscription Agreement dated February 18, 2000 between TTR and certain private investors and supplement thereto.(5)
10.17 Form of Registration Rights Agreement between TTR and certain private investors and supplement thereto(5)
10.18 Agreement dated February 17, 2000 between TTR, TTR Technologies, Ltd., K&D Equities, Inc., Isaac Winehouse and Wall and Broad Equities, Inc. (5)
10.19 Agreement dated February 15, 2000 between TTR and Mantle International Investment, Ltd.(5)
10.20 Amendment to Employment Agreement between TTR and Baruch Sollish, dated July 22, 1998
10.21 Agreement between TTR and Comda (1985) Ltd. and ComSign Ltd. dated as of June 4, 2000.(6)
10.22 Agreement between TTR and Brean Murray & Co., Inc. dated June 19,2000.(6)
10.23 Agreement between TTR and Bluestone Capital dated August 23, 2000.(6)
10.24 2000 Equity Incentive Plan.(6)
10.25 Restated Employment Agreement between TTR and Emanuel Kronitz, dated October 1, 2000*
10.26 Restated Employment Agreement between TTR Technologies Ltd and Emanuel Kronitz, dated as of October 1, 2001.*
10.27 Amendment to Employment Agreement between TTR and Marc Tokayer, dated February 1, 2001.*
10.28 Amendment to Employment Agreement between TTR and Baruch Sollish, dated February 1, 2001.*
10.29 Agreement dated, October 2, 2001 between TTR and Mantle International Investment, Ltd.*
21.1 Subsidiaries of TTR: TTR Technologies, Ltd., an Israeli corporation, wholly-owned by TTR.
23.1 Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants.*

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

(5) Filed as an Exhibit to TTR's Registration Statement on Form S-1, No. 33-32662 and incorporated herein by reference.

(6) Filed on November 14, 2000, as an Exhibit to TTR's Report on Form 10-Q for the third quarter of 2000.

(b) Reports on Form 8-K

Report on Form 8-K filed for the month January 2000

                                   Signatures

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                        TTR TECHNOLOGIES, INC.


                                        By: /s/ MARC D. TOKAYER

                                        MARC D. TOKAYER,

Date: March 29, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities so indicated.

Signature                 Title                                             Date
---------                 -----                                             ----
/s/  Marc D. Tokayer      Chief Executive Officer, Chairman of the Board    March 29, 2001
------------------------  (Principal Executive and Financial Officer)
Marc D. Tokayer

/s/ Emanuel Kronitz       Chief Operating Officer                           March 29, 2001
------------------------
Emanuel Kronitz

/s/ Baruch Sollish        Vice President, Research & Development, Director  March 29, 2001
------------------------
Baruch Sollish

/s/  Christopher Illich   Director                                          March 29, 2001
------------------------
Christopher Illich

/s/  Michael Fine         Director                                          March 29, 2001
------------------------
Michael Fine

/s/ Michael Braunold      Director                                          March 29, 2001
------------------------
Michael Braunold

                             TTR TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors                                               F-1

Consolidated Financial Statements

Balance Sheets as of December 31, 2000 and 1999                              F-2

Statements of Operations for the years ended December 31, 2000, 1999 and 1998 and the period from July 14, 1994 (inception) to December 31,
2000                                                                         F-3

Statements of Comprehensive Loss for the years ended December 31,
2000, 1999 and 1998 and the period from July 14, 1994 (inception) to
December 31, 2000                                                            F-4

Statements of Stockholder's Equity (Deficiency) for the period from July 14,
1994 (inception) to December 31, 2000                                        F-5

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 and the period from July 14, 1994 (inception) to December 31,
2000                                                                         F-6

Notes to the Consolidated Financial Statements                               F-7


                                       (i)

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
TTR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TTR Technologies, Inc. ("the Company") (a development-stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of operations, comprehensive loss, stockholders' equity (deficit) and its cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte & Touche

Tel-Aviv, Israel
March 14, 2001

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                 2000            1999
                                                             ------------    ------------
ASSETS
Current assets
     Cash and cash equivalents                               $  8,234,686    $    209,580
     Accounts receivable                                            1,019          10,103
     Prepaid expenses and other current assets                    101,208          38,630
                                                             ------------    ------------

     Total current assets                                       8,336,913         258,313

Property and equipment - net                                      220,957         205,854

Investment in ComSign, Ltd.                                     1,790,843              --
Other assets                                                                        3,700
                                                             ------------    ------------

     Total assets                                            $ 10,348,713    $    467,867
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current liabilities
     Current portion of long-term debt                       $         --    $      7,764
     Accounts payable                                              46,726         409,521
     Accrued expenses                                             167,731         335,772
                                                             ------------    ------------

     Total current liabilities                                    214,457         753,057

Long-term debt, less current portion                                   --           8,219
Accrued severance pay                                             137,299          37,587
                                                             ------------    ------------

     Total liabilities                                            351,756         798,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding             --              --
Common stock, $.001 par value;
  50,000,000 shares authorized; 17,356,340 and 10,653,560
   issued and outstanding, respectively                            17,357          10,654
Additional paid-in capital                                     40,340,966      24,710,602
Other accumulated comprehensive income                             46,246          56,971
Deficit accumulated during the development stage              (29,627,041)    (24,830,348)
  Less: deferred compensation                                    (780,571)       (278,875)
                                                             ------------    ------------

     Total stockholders' equity (deficit)                       9,996,957        (330,996)
                                                             ------------    ------------

     Total liabilities and stockholders' equity (deficit)    $ 10,348,713    $    467,867
                                                             ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         From
                                                                                       Inception
                                                           Year                        (July 14,
                                                          Ended                         1994) to
                                                        December 31,                   December 31,
                                           2000            1999            1998            2000
                                      ------------    ------------    ------------    ------------
Revenue                               $      1,999    $     68,803    $     54,922    $    125,724

Expenses
     Research and development (1)        1,111,889         345,989       1,017,073       4,052,736
     Sales and marketing (1)               579,006         815,586       1,155,998       3,898,448
     General and administrative (1)      1,785,434         630,090       1,663,912       5,126,204
     Stock based compensation            1,631,649       6,152,587       1,341,889      10,454,590
                                      ------------    ------------    ------------    ------------

     Total expenses                      5,107,978       7,944,252       5,178,872      23,531,978
                                      ------------    ------------    ------------    ------------

Operating loss                          (5,105,979)     (7,875,449)     (5,123,950)    (23,406,254)

Other (income) expense
     Legal settlement                           --              --              --         232,500
     Loss on investment                         --              --              --          17,000
     Other income                               --              --         (25,000)        (75,000)
     Net losses of affiliate               209,157              --              --         209,157
     Amortization of deferred
       financing costs                          --       4,180,540          72,288       4,516,775
     Interest income                      (524,253)         (3,689)         (3,413)       (586,248)
     Interest expense                        5,810       1,019,937         410,715       1,906,603
                                      ------------    ------------    ------------    ------------

Total other (income) expenses             (309,286)      5,196,788         454,590       6,220,787
                                      ------------    ------------    ------------    ------------

Net loss                              $ (4,796,693)   $(13,072,237)   $ (5,578,540)   $(29,627,041)
                                      ============    ============    ============    ============

Per share data:

      Basic and diluted               $      (0.30)   $      (2.07)   $      (1.54)
                                      ============    ============    ============

Weighted average number
  of common shares used in
  basic and diluted loss per share      16,006,403       6,321,719       3,615,908
                                      ============    ============    ============

(1) Excludes non-cash, stock based compensation expense as follows:

     Research and development         $    230,258    $    200,878    $     15,180    $    456,239
     Sales and marketing                    78,732       3,776,407         681,933       5,044,508
     General and administrative          1,322,659       2,175,302         644,776       4,953,843
                                      ------------    ------------    ------------    ------------

                                      $  1,631,649    $  6,152,587    $  1,341,889    $ 10,454,590
                                      ============    ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                     From
                                                                                                   Inception
                                                                        Year                       (July 14,
                                                                       Ended                       1994) to
                                                                     December 31,                 December 31,
                                                        2000            1999           1998           2000
                                                        ----            ----           ----           ----
Net loss                                            $(4,796,693)   $(13,072,237)   $(5,578,540)   $(29,627,041)

Other comprehensive income (loss)
         Foreign currency translation adjustments       (10,725)        (22,444)        41,386          46,246
                                                    -----------    ------------    -----------    ------------

          Comprehensive loss                        $(4,807,418)   $(13,094,681)   $(5,537,154)   $(29,580,795)
                                                    ===========    ============    ===========    ============

                 See Notes to Consolidated Financial Statements

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                 Common Stock                  Additional
                                                    Common Stock                  Subscribed                    Paid-in
                                                       Shares        Amount         Shares       Amount         Capital
                                                       ------        ------         ------       ------         -------
Balances at July 14, 1994 (date of inception)                --    $        --    $     --     $     --          $    --

Issuances of common stock, par value $.001
     Services rendered                                1,200,000          1,200
     Cash                                             1,200,000          1,200                                    23,800

Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1994                         2,400,000          2,400          --           --           23,800

Common stock contributed                               (561,453)          (561)                                      561
Issuances of common stock, par value $.001
     Services rendered                                  361,453            361                                    17,712
Stock options and warrants granted                                                                                   600
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------

Balances at December 31, 1995                         2,200,000          2,200          --           --           42,673

Issuances of common stock, par value $.001
     Cash, net of offering costs of $11,467             850,000            850                                   362,683
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1996                         3,050,000    $     3,050          --     $     --     $    405,356

Common stock contributed                               (135,000)          (135)                                      135

Issuances of common stock, par value $.001
     Cash, net of offering costs of $832,551            908,000            908                                 5,000,440
     Services rendered                                   74,000             74                                   832,551
     Exercise of options                                374,548            375                                     3,370
Common stock subscriptions                                                          16,000      100,000
Sale of Underwriters warrants                                                                                         80
Stock options and warrants granted                                                                             1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1997                         4,271,548          4,272      16,000      100,000        8,117,275

Common stock subscriptions                               16,000             16     (16,000)    (100,000)          99,984
Common Stock forfeited                               (1,000,000)        (1,000)                                     1000
Transfer of temporary equity to permanent capital        15,000             15                                    77,141
Issuances of common stock, par value $.001
     Cash                                                41,667             42                                    24,958
     Services rendered                                  244,000            244                                   620,344
Stock options and warrants granted (cancelled)                                                                  (255,992)
Discount relating to shares and warrants issued         156,111            156                                   486,307
Amortization of deferred compensation
Warrant exchange                                        432,000            432                                      (432)
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------

Balances at December 31, 1998                         4,176,326    $     4,177                 $            $  9,170,585

Issuances of common stock, par value $.001
     Cash                                               314,774            315                                   225,140
     Services rendered                                1,227,000          1,227                                 1,669,548
     Exercise of option                               1,714,952          1,715                                 1,401,660
Stock options granted  (cancelled)                                                                             4,449,015
Conversion of debt into common stock                  3,220,508          3,221                                 3,376,748
Fair value of warrants associated with finacing
  agreement                                                                                                    3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes                                                                                        572,505
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1999                        10,653,560    $    10,654                 $            $ 24,710,602

Issuances of common stock, par value $.001
     Cash, net of offering costs of $730,000          3,680,937          3,681                                13,266,319
     Services rendered                                   16,269             16                                   114,609
     Exercise of options and warrants                 3,005,574          3,006                                   220,716
Stock options granted                                                                                          2,028,720
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 2000                        17,356,340    $    17,357          --     $     --     $ 40,340,966
                                                    ===========    ===========    ========     ========     ============
                                                                         Deficit
                                                       Foreign         Accumulated
                                                       Currency          During
                                                     Translation      Development          Deferred
                                                      Adjustment         Stage            Compensation        Total
                                                      ----------         -----            ------------        -----
Balances at July 14, 1994 (date of inception)        $        --       $         --      $         --      $         --

Issuances of common stock, par value $.001
     Services rendered                                                                                            1,200
     Cash                                                                                                        25,000

Net loss                                                                    (42,085)                            (42,085)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1994                                  --           (42,085)               --           (15,885)

Common stock contributed
Issuances of common stock, par value $.001
     Services rendered                                                                                           18,073
Stock options and warrants granted                                                                                  600
Foreign currency translation adjustment                    22,652                                                22,652
Net loss                                                                   (896,663)                           (896,663)
                                                     ------------      ------------      ------------      ------------

Balances at December 31, 1995                              22,652          (938,748)               --          (871,223)

Issuances of common stock, par value $.001
     Cash, net of offering costs of $11,467                                                                     363,533
Foreign currency translation adjustment                    35,044                                                35,044
Net loss                                                                 (1,121,211)                         (1,121,211)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1996                        $     57,696      $ (2,059,959)     $         --        (1,593,857)

Common stock contributed                                                                                             --

Issuances of common stock, par value $.001
     Cash, net of offering costs of $832,551                                                                  5,001,348
     Services rendered                                                                       (500,000)          332,625
     Exercise of options                                                                                          3,745
Common stock subscriptions                                                                                      100,000
Sale of Underwriters warrants                                                                                        80
Stock options and warrants granted                                                         (1,875,343)               --
Amortization of deferred compensation                                                         972,567           972,567
Foreign currency translation adjustment                   (19,667)                                              (19,667)
Net loss                                                                 (4,119,612)                         (4,119,612)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1997                              38,029        (6,179,571)       (1,402,776)          677,229

Common stock subscriptions                                                                                           --
Common Stock forfeited                                                                                               --
Transfer of temporary equity to permanent capital                                                                77,156
Issuances of common stock, par value $.001
     Cash                                                                                                        25,000
     Services rendered                                                                       (620,588)               --
Stock options and warrants granted (cancelled)                                                255,992                --
Discount relating to shares and warrants issued                                                                 486,463
Amortization of deferred compensation                                                       1,173,139         1,173,139
Warrant exchange                                                                                                     --
Foreign currency translation adjustment                    41,386                                                41,386
Net loss                                                                 (5,578,540)                         (5,578,540)
                                                     ------------      ------------      ------------      ------------

Balances at December 31, 1998                        $     79,415      $(11,758,111)     $   (594,233)     $ (3,098,167)

Issuances of common stock, par value $.001
     Cash                                                                                                       225,455
     Services rendered                                                                       (445,725)        1,225,050
     Exercise of option                                                                                       1,403,375
Stock options granted  (cancelled)                                                           (613,435)        3,835,580
Conversion of debt into common stock                                                                          3,379,969
Fair value of warrants associated with finacing
  agreement                                                                                                   3,845,400
Amortization of deferred compensation                                                       1,374,518         1,374,518
Value assigned to beneficial conversion feature
     of convertible notes                                                                                       572,505
Foreign currency translation adjustment                   (22,444)                                              (22,444)
Net loss                                                                (13,072,237)                        (13,072,237)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1999                        $     56,971      $(24,830,348)     $   (278,875)     $   (330,996)

Issuances of common stock, par value $.001
     Cash, net of offering costs of $730,000                                                                 13,270,000
     Services rendered                                                                                          114,625
     Exercise of options and warrants                                                                           223,722
Stock options granted                                                                      (2,028,720)               --
Amortization of deferred compensation                                                       1,527,024         1,527,024
Foreign currency translation adjustment                   (10,725)                                              (10,725)
Net loss                                                                 (4,796,693)                         (4,796,693)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 2000                        $     46,246      $(29,627,041)     $   (780,571)     $  9,996,957
                                                     ============      ============      ============      ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 From
                                                                                                              Inception
                                                                                  Year                        (July 14,
                                                                                  Ended                        1994) to
                                                                               December 31,                   December 31,
                                                                   2000            1999           1998            2000
                                                              ------------    ------------    -----------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $ (4,796,693)   $(13,072,237)   $(5,578,540)   $(29,627,041)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                             58,066          94,016        187,298         779,711
          Amortization of note discount and finance costs                        4,394,216        272,009       4,666,225
          Translation adjustment                                        --              --             --          (1,528)
          Beneficial conversion feature of convertible debt                        572,505             --         572,505
          Stock, warrants and options issued for services
            and legal settlement                                 1,631,649       6,266,398      1,173,139      10,627,551
          Payment of common stock issued with guaranteed
            selling price                                               --              --       (155,344)       (155,344)
          Net losses of affiliate                                  209,157              --             --         209,157
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                   9,297          (2,305)        (8,480)         (1,325)
               Other current assets                                (62,030)         (4,081)        99,113         (92,916)
               Other assets                                          3,700              --         69,000              --
               Accounts payable                                   (355,881)       (694,469)       624,547        (151,285)
               Accrued expenses                                   (171,181)       (109,220)       958,098         632,733
               Accrued severance                                    97,962         (19,332)        33,009         156,200
               Interest payable                                         --         160,099         90,920         251,019
                                                              ------------    ------------    -----------    ------------

        Net cash used by operating activities                   (3,375,954)     (2,414,410)    (2,235,231)    (12,134,338)
                                                              ------------    ------------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                            28,637           6,098             --          34,735
     Purchases of property and equipment                          (105,354)         (6,822)       (64,363)       (787,939)
     Investment in ComSign, Ltd.                                (2,000,000)             --             --      (2,000,000)
     Increase in organization costs                                     --              --             --          (7,680)
                                                              ------------    ------------    -----------    ------------

        Net cash provided (used) by investing
          activities                                            (2,076,717)           (724)       (64,363)     (2,760,884)
                                                              ------------    ------------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                     13,493,722       1,628,830        125,000      21,158,122
     Proceeds from officer loan                                         --              --         16,000              --
     Stock offering costs                                               --              --             --        (475,664)
     Deferred financing costs                                                     (276,901)      (143,000)       (682,312)
     Proceeds from short-term borrowings                                --              --        206,553       1,356,155
     Proceeds from long-term debt                                       --              --      1,737,688       2,751,825
     Proceeds from convertible debentures                               --       2,000,000             --       2,000,000
     Repayment of short-term borrowings                                 --        (307,480)            --      (1,357,082)
     Repayments of long-term debt                                  (16,308)       (494,207)       (15,839)     (1,615,825)
                                                              ------------    ------------    -----------    ------------

       Net cash provided by financing activities                13,477,414       2,550,242      1,926,402      23,135,219
                                                              ------------    ------------    -----------    ------------

Effect of exchange rate changes on cash                                363              27         (2,403)         (5,311)
                                                              ------------    ------------    -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 8,025,106         135,135       (375,595)      8,234,686

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   209,580          74,445        450,040              --
                                                              ------------    ------------    -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  8,234,686    $    209,580    $    74,445    $  8,234,686
                                                              ============    ============    ===========    ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                            $        869    $     50,046    $    42,609    $    473,026
                                                              ============    ============    ===========    ============

   Transfer of common stock issued with
       guaranteed selling price to permanent
       capital                                                                                     77,156
                                                                                             ============

Non cash financing activity
     Conversion of debt and accrued interest
       to common stock                                                        $  3,379,696
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

            In November 1999, the Company signed an agreement with Macrovision Corporation to jointly develop and market music copy protection technology for optical based media. In connection with the agreement the Company granted to Macrovision an exclusive world-wide, royalty-bearing license to use the Company's proprietary technology through December 31, 2009. The Company will be entitled to a 30% royalty, which will be adjusted to 25% effective April 1, 2001. Also under certain conditions, the exclusive license may revert to a non-exclusive license as of the second anniversary of the Commercial Launch, as defined. Under the agreement, the Company was required to reimburse Macrovision $1 million of research and development and sales and marketing expenses incurred in 2000 relating to the joint development.

Note 2 - Summary Of Significant Accounting Policies

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, TTR Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain consolidated amounts have been reclassified for consistent presentation.

            Reclassifications

            Certain prior year amounts have been reclassified to conform to the current years presentation.

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

            Revenue recognition

            Revenues are generated from licensing software The company recognizes the revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", and related interpretations, when delivery has occurred, the fee for the software is fixed or determinable, collectability is reasonably assured and a written software license agreement has been signed by the Company and the customer.

            Stock Based Compensation

            The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation.". Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant

            See Note 9 for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

            Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123 and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

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

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Net loss per share

            Basic earnings (loss) per share EPS is computed by dividing net income (loss) applicable to common shares by the weighted-average of common shares outstanding during the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares issuable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilituve

            Depreciation and Amortization

            Furniture, equipment and vehicles are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to fourteen years. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term.

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

            Income Taxes

            The Company uses the liability method to determine its income tax expense as required under the FASB Standards No. 109, (SFAS 109). SFAS 109 requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

            Concentrations

            Cash and cash equivalents are, for the most part, maintained with major financial institutions. Deposits held with these banks exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

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

            Recently Issued Accounting Pronouncements

            In June 1998, FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued which establishes accounting and reporting standards for all derivative instruments. SFAS No. 133, as amended by SFAS No, 137 and 138, is effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 on January 1, 2001 will not have a significant effect on its financial statements.

Note 3 - Property And Equipment

            Property and equipment consist of the following:

                                                             December 31,
                                                         2000             1999
                                                       --------         --------

Computer equipment                                     $220,640         $186,690
Leasehold improvements                                  118,114          114,928
Office equipment                                        131,936          140,242
Vehicles                                                146,824           93,585
                                                       --------         --------
                                                        617,514          535,445
Less:  Accumulated depreciation                         396,557          329,591
                                                       --------         --------
                                                       $220,957         $205,854
                                                       ========         ========

            Depreciation expense was $94,393, $107,010 and $113,858 for the years ended December 31, 2000, 1999 and 1998.

Note 4 - Investment In Comsign, Ltd.

            In July 2000, the Company invested $2 million for a 50% equity interest in ComSign Ltd. ("ComSign") a newly established subsidiary of Comda Ltd. ("Comda"). ComSign is engaged in the distribution and delivery of digital authentication certificates of VeriSign, Inc. ("VeriSign"). In June 2000, ComSign entered into an agreement with VeriSign to act as VeriSign's sole principal affiliate in Israel and the territories administered by the Palestinian Authority. Under the provisions of the agreement with Comda 60% of any dividends up to an accumulated amount of $2,000,000 will first be distributed to TTR and 40% to Comda.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Thereafter, 60% of dividends up to an accumulated amount of $2,000,000 will first be distributed to Comda and 40% to TTR. Thereafter, all distributions will be 50% to each.

            The Company applies the equity method of accounting for this investment. At the time of the investment the carrying value of the investment exceeded the Company's share of the underlying net assets of ComSign. The excess is considered to be goodwill and is being amortized on a straight-line basis over five years. Amortization expense is included in net losses of affiliate in the accompanying Consolidated Statements of Operations.

            The investment breakdown at December 31, 2000 is a follows:

            Share in net assets of ComSign                            $  830,724
            Goodwill, net                                                960,119
                                                                      ----------
                     Total investment in affiliate                    $1,790,843
                                                                      ==========

Condensed summarized financial data for ComSign, Ltd. as of and for the seven months ended December 31, 2000, is as follows:

Condensed balance sheet data
   Current assets                                                   $ 1,491,527
   Noncurrent assets                                                  2,267,515
   Current liabilities                                                1,224,173
   Noncurrent liabilities                                               873,420

Condensed statement of operations data
   Revenue                                                              176,912
   Net loss                                                         $  (237,013)

Note 5 - Accrued Expenses

            Accrued expenses consist of the following:

                                                               December 31,
                                                           2000           1999
                                                           ----           ----
Accrued payroll and related amounts                      $135,144       $ 66,868
Taxes                                                          --          4,738
Settlement                                                     --        125,000
Other                                                      32,587        139,166
                                                         --------       --------
                                                         $167,731       $335,772
                                                         ========       ========

Note 6- Accrued Severance Pay

            Under Israeli law, TTR Ltd. is required to make severance payments to dismissed employees (including officers) and to employees leaving employment under certain other circumstances. This liability is calculated based on the years of employment for each employee, in accordance with the "severance pay laws." Funding into severance pay funds and the purchase of insurance policies covers the Company's liabilities for required severance payments.

Note 7- Debt Financings

            o In September 1998, the Company issued a short-term non-interest bearing $100,000 promissory note to a private investor. In connection with the loan, the company also sold to the investor 111,111 shares of Common Stock at par. For financial reporting purposes, the Company recorded a note discount totaling $87,500, to reflect the value of the stock. The discount was amortized on a straight-line basis over the term of the note.

            o In 1998, the Company realized gross proceeds of $1,462,500 from a private offering of 29.25 Units, each Unit consisting of a $50,000 10% Promissory Note and Warrants to

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  purchase 11,500 shares of Common Stock at $1.50 per share. For financial reporting purposes, the Company recorded a discount of $357,450, to reflect the value of the Warrants. The discount was amortized on a straight-line basis over the terms of the respective notes.

                  In December 1999, the Company offered any remaining note holders an option to convert their outstanding principal and accrued interest to shares of common stock. The conversion rate was based on 85% of the average closing bid price of the common shares for the 30 trading days preceding the date of conversion. In accordance with applicable accounting rules, the Company recorded a charge to interest expense in the amount of $572,505 to reflect this beneficial conversion feature. A total of $1,329,202 of note principal and accrued interest was converted to common stock.

            o In December 1998, the Company realized gross proceeds of $150,000 from a private offering of 5 Units, each Unit consisting of a $30,000 8% Promissory Note, 9,000 shares of Common Stock and Warrants to purchase an additional 3,000 shares at $6.00 per share. For financial reporting purposes, the Company recorded a note discount of $41,513, to reflect the value of the Stock and Warrants. The discount was being amortized on a straight-line basis over the term of the notes. In November 1999, the entire principal balance plus accrued interest on these notes was repaid.

            o In 1999 the Company issued $2,000,000 of its 10% Convertible Debentures to private investors. The Debentures were convertible into shares of the Company's Common Stock at the rate of $.77 per share based on the closing trading prices of the Common Stock during certain specified periods. In addition, upon conversion, warrants were issued to purchase additional shares of Common Stock equal to one-half of the shares of Common Stock issued. The warrants were exercisable at a $.92 per share.

                  In October and November 1999, the investors converted all of the outstanding debentures and were issued 2,681,934 shares of common stock and 1,340,967 warrants exercisable at $.92 per share. In November 1999, the investors exercised of all the outstanding conversion warrants.

                  In connection with the sale of Debentures, the Company also issued warrants to purchase up to 1.3 million shares of Common Stock at a nominal price per share, to an independent consultant. These warrants were exercised in 2000. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $3,845,400 as deferred financing costs, which was charged to operations in the period the debentures were converted.

Note 8- Income Taxes

            At December 31, 2000, the Company had available $15.7 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2020, and $8.1 million of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            limitations under section 382 of the Internal Revenue code pertaining to changes in stock ownership.

            Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                          December 31,
                                                          ------------
                                                   2000                 1999
                                                   ----                 -----

Net operating loss carryforwards               $ 7,626,174          $ 4,398,088
Stock based compensation                           438,280            2,313,232
Other                                              229,747              153,758
                                               -----------          -----------
      Total deferred tax assets                  8,294,201            6,865,078
      Valuation allowance                       (8,294,201)          (6,865,078)
                                               -----------          -----------

      Net deferred tax assets                  $        --          $        --
                                               ===========          ===========

Note 9- Stockholders' Equity

            Stock option plans

            In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the " Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1999, the Plan was amended to increase the total number of shares available for grant to 1.5 million. There are currently a total of 1,318,225 options outstanding under the 1996 Plan and future grants have been discontinued.

            In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan ("the Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. The plan provides for the grant of options to directors who are not otherwise employed by the Company. As of December 31, 2000, 18,000 options had been granted under the Directors' Plan.

            In July 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). A total of 1.5 million shares of common stock have been reserved for issuance under the 2000 Incentive Plan. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions.

            The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Other Option Grants

            In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements.

            Option activity for 1998, 1999 and 2000 is summarized as follows:

                                                                                                        Weighted
                                                                                                        Average
                                                                       Options                          Exercise
                                                       Plan           Non-plan            Total           Price
                                                       ----           --------            -----         --------

Options outstanding, January 1, 1998                  161,100          177,200            338,300         $3.58
Granted                                               291,600               --            291,600          3.35
Forfeited                                            (294,950)         (48,328)          (343,278)         3.31
                                                   ----------         --------         ----------

Options outstanding, December 31, 1998                157,750          128,872            286,622          3.67
Granted                                               736,500          196,000            932,500          0.39
Exercised                                                  --         (128,872)          (128,872)         0.01
Forfeited                                            (144,850)              --           (144,850)         6.73
                                                   ----------         --------         ----------

Options outstanding, December 31, 1999                749,400          196,000            945,400          0.47
Granted                                             2,238,500               --          2,238,500          3.86
Exercised                                            (200,000)        (146,000)          (346,000)         0.23
Forfeited                                              (2,275)              --             (2,275)         5.19
                                                   ----------         --------         ----------

Options outstanding, December 31, 2000              2,785,625           50,000          2,835,625         $3.18
                                                   ==========         ========         ==========

Shares of common stock available for future
  grant under the plan                                    600
                                                   ==========

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                Weighted Average             Options Exercisable
                                           Remaining                           Weighted Average
                             Number       Contractual      Exercise         Number        Exercise
Ranges of price           Outstanding        Life            Price        Exercisable      Price
---------------           -----------        ----            -----        -----------      -----
$0.01                       524,000          8.64            $0.01          504,000        $0.01
$0.35                        50,000          9.92             0.35           50,000         0.35
$2.56-3.56                  400,600          9.32             3.31          320,600         3.50
$3.91-5.72                1,851,025          9.51             4.10        1,138,581         4.20
$6.84-7.00                   10,000          7.12             6.94            9,000         6.94
                          ---------          ----            -----        ---------        -----

$.01-$7.00                2,835,625          9.33            $3.18        2,022,181        $2.96
                          =========          ====            =====        =========        =====

Weighted-average grant date fair value of options granted in 2000 ,1999 and 1998, under the Black-Scholes option pricing model, was $2.10, $2.20 and $1.14 per option, respectively.

The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                                     Year ended
                                                                    December 31,
                                                        2000              1999              1998
                                                        ----              ----              ----
      Net loss
          As reported                                ($4,796,693)     ($13,072,327)      ($5,578,540)
          Proforma                                   ($8,118,242)     ($13,123,185)      ($5,635,574)

      Loss per share
          As reported                                     ($0.30)           ($2.07)           ($1.54)
          Proforma                                        ($0.51)           ($2.08)           ($1.56)

The fair value of each option granted in 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           2000            1999            1998
                                                           ----            ----            ----

      Risk free interest rates                             6.32%           5.52%           5.51%
      Expected option lives                                2.46            2.50            2.50
      Expected volatilities                               70.00           46.50           46.50
      Expected dividend yields                             None            None            None

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorized shares

In July 2000, the Company's stockholders approved a resolution of the Board of Directors adopted to increase the authorized common stock to 50 million shares

Warrants

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

            o In June 1998, the Company issued warrants to purchase 25,000 shares of Common Stock to a consultant pursuant to a one-year consulting agreements. The warrants are exercisable for a period of four years at an exercise price of $5.75. In April 1999, the exercise price was reduced to $1.50 per share.

            o In December 1998, in connection with a private placement, the Company issued warrants to purchase an additional 15,000 shares of Common Stock. The warrants are exercisable for a period of five years at an exercise price of $6.00.

            o In May 1999, in connection with the sale of convertible debentures (see Note 6) the Company issued 1.3 million warrants exercisable at a nominal price per share. These warrants were exercised in 2000.

            o In July 1999, the Company issued 200,000 warrants exercisable at $2.75 to a consultant pursuant to a three-month consulting agreement.

            o In August 1999 a consultant was issued warrants to purchase up to 1 million shares of common stock at a nominal price per share. The warrants are exercisable only upon the Company entering into an agreement with a strategic investor through the efforts of the consultant. In November 1999, upon the signing of an agreement with a strategic investor, the warrants became exercisable. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to operations of $2,741,000 in connection with the warrants. These warrants were exercised in 2000.

            o In November 1999, in connection with a legal settlement, the Company issued a total of 50,000 warrants with exercise prices ranging from $2.50 to $3.50.

            o In November 1999, the Company issued 25,000 warrants exercisable at a nominal price per share to a consultant.

            o In May 2000, the Company granted 250,000, three-year warrants to a consultant pursuant to a one-year consulting agreement. The agreement was subsequently amended to reduce the number of warrants to 175,000. The first 100,000 warrants vest immediately then each of the next 25,000 will vest when the closing bid price of the Company's Common Stock

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            exceeds $8, $12, and $16, respectively, for fifteen trading days out of any twenty. The exercise prices of the warrants are $4.13 per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to operations of $123,175 in connection with the immediately vesting portion of the warrant.

            In June 2000, the Company granted 350,000 five-year warrants to another consultant pursuant to a one-year consulting agreement. The warrants become exercisable when the average weighted bid price of the Company's Common Stock exceeds $10 per share for twenty consecutive trading days. The exercise prices of the warrants are $6.50, $7.50 and $8.50 for 125,000, 125,000 and 100,000
            respectively.

                  These warrants are accounted for in accordance with the provisions of EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Due to the uncertainty of reaching the performance measures stipulated, the Company has not recorded any expense relating to the issuance of the unvested warrants. Upon determination that the achievement of the vesting thresholds is probable ("measurement date"), the Company will value the warrant and expense it over the remaining period until the performance criteria is met.

      o In August 2000, the Company granted 200,000 five-year warrants to a consultant pursuant to a one-year consulting agreement. The first 100,000 warrants, vest immediately and the next 100,000 vest ratable over seven months. The warrants are not exercisable during the first two years from the date of grant unless the Company's Common Stock has traded at or above $10 per share for fifteen consecutive trading days. The exercise prices of the warrants are $7.50 per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to deferred compensation of $596,653 and is amortizing this amount over the service period.

      o In October 2000, the Company granted 400,000 four-year warrants to a consultant pursuant to a one-year consulting agreement. The warrants vest immediately but are not exercisable until one year from date of grant, unless there is a sale or merger involving a majority of the assets of the Company. The exercise prices of the warrants are $6.50, $7.50 and $8.50 for 134,000, 133,000 and 133,000,
            respectively. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to deferred compensation of $483,772 and is amortizing this amount over the service period.

Stock Issuances

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

      During the year ended December 31, 1999, the Company completed the following common stock transactions:

      o In January and February 1999 the Company issued 627,000 shares of Common Stock and 10,000 warrants exercisable at $1.75 to various consultants pursuant to one-year consulting agreements. The value of the services totaling $445,725 is being amortized over the one-year contract terms.

      o In January 1999, the Company issued 250,000 shares of Common Stock as payment of an outstanding liability in the amount of $168,750.

      o In February and April 1999, the Company received $160,000 from the issuance of an additional 205,682 shares of its Common Stock.

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

      o In December 1999, the Company 538,574 shares as a result of the conversion of long-term debt.

      o In 1999, the Company issued 1,714,952 shares of Common Stock from the exercise of various outstanding warrants.

      During the year ended December 31, 2000, the Company completed the following common stock transactions

      o In January 2000, pursuant to its licensing and investment agreement with Macrovision, the Company issued 1,880,937 shares of its common for an aggregate purchase price of $4 million.

      o In February 2000, the Company completed a private placement of 1,800,000 shares of Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $ 10,000,000. The Class A Warrants are exercisable for a period of 60 months at an exercise price per share of $8.84. The Company may redeem the Class A Warrants for $ 0.10 per warrant if the common shares have traded at or above 200% of the exercise price

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      for a period of twenty consecutive trading days. Upon exercise of the Class A Warrants, the Company will issue Class B Warrants for an additional 450,000 shares. The Class B Warrants are exercisable for a period of 36 months from the date of issuance at an exercise price per share of $21.22. The Class B Warrants may be redeemed by the Company if the common shares have trade at $ 26 or above for a period of twenty consecutive trading days. The Company paid a placement agent a fee of $500,000 and issued 180,000 warrants exercisable at $5.56 per share, 90,000 Class A Warrants exercisable at $8.84 and upon exercise an additional 45,000 Class B Warrants exercisable at $21.22. Also in connection with the private placement, the Company paid $200,000 and issued 200,000 warrants, exercisable at $2.75, as a finder fee.

      o In January 2000, the Company issued 15,000 shares of Common Stock to a consultant. The value of the services totaling $104,625 was charged to operations.

      o In January 2000, the Company issued 1,269 shares of Common Stock as payment of an outstanding liability in the amount of $10,000.

      o In 2000, the Company issued 3,005,574 shares of Common Stock from the exercise of various outstanding stock options and warrants.

Note 10 - Commitments And Contingencies

      Royalties

      TTR Ltd. is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (OCS) on proceeds from sales of products of which the OCS has participated by way of grants. The royalties are payable at the rate of 3% for the first three years of product sales, 4% for the following three years, and 5% thereafter up to a maximum of 100% of the grant plus accrued interest. The total amount of grants received as of December 31, 2000 was $210,000.

      The research and development grants are presented in the statement of operations as a reduction of research and development expenses.

      The refund of the grant is contingent on future sales and the Company has no obligation to refund these grants if the sales are not sufficient.

      Consulting Agreement

      In June 1999, the Company entered into a consulting agreement, which will terminate in January 2003. The agreement provides for quarterly fees of $15,000.

      Employment Agreements

      The Company entered into, and amended various employment agreements in October 2000 and February 2001 with certain of its officers and an employee. The Company's aggregate commitments under these employment agreements are approximately $858,000, $608,000 and $375,000 during 2001, 2002 and 2003, respectively. In addition each of the agreements provides for a termination payment, under certain circumstances, equal to 12 months salary. If a change in control (as defined) occurs the termination payments will be the greater of 12

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      months salary or the balance of the salary then due under the agreement through the scheduled expiration date.

Note 11 - Geographic Data

                             U.S.        % of Total      Israel      % of Total
For the year ended
December 31, 2000
   Revenue               $        --        0.00%    $     1,999       100.00%
   Operating loss         (3,027,245)      59.29%     (2,078,734)       40.71%
   Identifiable assets     8,297,774       80.18%      2,050,939        19.82%

For the year ended
December 31, 1999
   Revenue               $     5,550        8.07%    $    63,253        91.93%
   Operating loss         (6,371,600)      80.90%     (1,503,849)       19.10%
   Identifiable assets       239,995       51.30%        227,872        48.70%

For the year ended
December 31, 1998
   Revenue               $        --          --     $    54,922       100.00%
   Operating loss         (2,090,049)      40.79%     (3,033,901)       59.21%
   Identifiable assets       171,678       35.00%        318,867        65.00%

Note 12 - Quarterly Results of Operations (UNAUDITED)

2000                                       1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.
   Revenues                                   1,999            --           --             --
   Net loss                              (1,563,727)   (1,025,946)   (1,213,842)     (993,178)
   Net loss per share - basic and diluted     (0.12)        (0.06)        (0.07)        (0.06)

1999                                       1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.

   Revenues                                  26,984        13,509        26,848         1,462
   Net loss                              (1,158,346)   (1,806,511)   (1,470,314)   (9,357,066)
   Net loss per share - basic and diluted     (0.23)        (0.20)        (0.26)        (1.02)

In the fourth quarter of 1999, the Company recorded (a) $3.2 million as amortization of deferred financing costs upon the conversion of convertible debt; (b) $572,000 as additional interest from the conversion of debt that included a beneficial conversion festure; (c) a $2.7 million charge as a result of warrants issued to a consultant that became exercisable upon the Company entering into an agreement with a strategic investor; (d) a $1.5 million charge as a result of the issuance of additional stock and warrants to consultants and employees of the Company.