Form 10-K/A
period 2000-12-31
TTR TECHNOLOGIES INC
filed 2001-04-24
CIK 933955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
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

      The registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000 to amend and restate Part III in its entirety to incorporate by reference therein applicable information from the Proxy Statement for the 2001 Annual Meeting of the Stockholders.

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

      Interest expense for the year ended 2000 decreased to $5,810 as compared to $1,019,937 for 1999 Period. The decrease is attributable to the reduction in debt.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    Part III

The information called for by items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2000 and such information is incorporated herein by reference.

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

Date: April 24, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities so indicated.

Signature                 Title                                             Date
---------                 -----                                             ----
/s/  Marc D. Tokayer      Chief Executive Officer, Chairman of the Board    April 24, 2001
------------------------  (Principal Executive and Financial Officer)
Marc D. Tokayer

/s/ Emanuel Kronitz       Chief Operating Officer                           April 24, 2001
------------------------
Emanuel Kronitz

/s/ Baruch Sollish        Vice President, Research & Development, Director  April 24, 2001
------------------------
Baruch Sollish

/s/  Christopher Illich   Director                                          April 24, 2001
------------------------
Christopher Illich

/s/  Michael Fine         Director                                          April 24, 2001
------------------------
Michael Fine

/s/ Michael Braunold      Director                                          April 24, 2001
------------------------
Michael Braunold

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

Statements of Stockholder's Equity (Deficiency) for the period from
July 14, 1994 (inception) to December 31, 2000                        F-5 - F-7

Statements of Cash Flows for the years ended December 31, 2000,
1999 and 1998 and the period from July 14, 1994 (inception) to
December 31, 2000                                                     F-8 - F-9

Notes to the Consolidated Financial Statements                           F-10


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

STOCKHOLDERS' EQUITY DEFICIT
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
                                                             ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         From
                                                                                       Inception
                                                                                       (July 14,
                                                  Year ended December 31,               1994) to
                                      --------------------------------------------    December 31,
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
                                      ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                      From
                                                                                                   Inception
                                                                                                   (July 14,
                                                               Year ended December 31,              1994) to
                                                    ------------------------------------------    December 31,
                                                        2000            1999           1998           2000
                                                    -----------    ------------    -----------    ------------
Net loss                                            $(4,796,693)   $(13,072,237)   $(5,578,540)   $(29,627,041)

Other comprehensive income (loss)
         Foreign currency translation adjustments       (10,725)        (22,444)        41,386          46,246
                                                    -----------    ------------    -----------    ------------
         Comprehensive loss                         $(4,807,418)   $(13,094,681)   $(5,537,154)   $(29,580,795)
                                                    ===========    ============    ===========    ============

                 See Notes to Consolidated Financial Statements

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Common Stock
                                                           Common Stock                  Subscribed           Additional
                                                           ------------                  ----------             Paid-in
                                                       Shares        Amount         Shares       Amount         Capital
                                                       ------        ------         ------       ------         -------
Balances at July 14, 1994 (date of inception)                --    $        --    $     --     $     --          $    --
Issuances of common stock, par value $.001
     Services rendered                                1,200,000          1,200
     Cash                                             1,200,000          1,200                                    23,800
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1994                         2,400,000          2,400          --           --           23,800
Common stock contributed                               (561,453)          (561)                                      561
Issuances of common stock, par value $.001
     Services rendered                                  361,453            361                                    17,712
Stock options and warrants granted                                                                                   600
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1995                         2,200,000          2,200          --           --           42,673
Issuances of common stock, par value $.001
     Cash, net of offering costs of $11,467             850,000            850                                   362,683
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1996                         3,050,000    $     3,050          --     $     --     $    405,356
Common stock contributed                               (135,000)          (135)                                      135
Issuances of common stock, par value $.001
     Cash, net of offering costs of $832,551            908,000            908                                 5,000,440
     Services rendered                                   74,000             74                                   832,551
     Exercise of options                                374,548            375                                     3,370
Common stock subscriptions                                                          16,000      100,000
Sale of Underwriters warrants                                                                                         80
Stock options and warrants granted                                                                             1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1997                         4,271,548          4,272      16,000      100,000        8,117,275

                                                                         Deficit
                                                       Foreign         Accumulated
                                                       Currency          During
                                                     Translation      Development          Deferred
                                                      Adjustment         Stage            Compensation        Total
                                                      ----------         -----            ------------        -----
Balances at July 14, 1994 (date of inception)        $        --       $         --      $         --      $         --
Issuances of common stock, par value $.001
     Services rendered                                                                                            1,200
     Cash                                                                                                        25,000
Net loss                                                                    (42,085)                            (42,085)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1994                                  --           (42,085)               --           (15,885)
Common stock contributed
Issuances of common stock, par value $.001
     Services rendered                                                                                           18,073
Stock options and warrants granted                                                                                  600
Foreign currency translation adjustment                    22,652                                                22,652
Net loss                                                                   (896,663)                           (896,663)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1995                              22,652          (938,748)               --          (871,223)
Issuances of common stock, par value $.001
     Cash, net of offering costs of $11,467                                                                     363,533
Foreign currency translation adjustment                    35,044                                                35,044
Net loss                                                                 (1,121,211)                         (1,121,211)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1996                              57,696        (2,059,959)               --        (1,593,857)
Common stock contributed                                                                                             --
Issuances of common stock, par value $.001
     Cash, net of offering costs of $832,551                                                                  5,001,348
     Services rendered                                                                       (500,000)          332,625
     Exercise of options                                                                                          3,745
Common stock subscriptions                                                                                      100,000
Sale of Underwriters warrants                                                                                        80
Stock options and warrants granted                                                         (1,875,343)               --
Amortization of deferred compensation                                                         972,567           972,567
Foreign currency translation adjustment                   (19,667)                                              (19,667)
Net loss                                                                 (4,119,612)                         (4,119,612)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1997                              38,029        (6,179,571)       (1,402,776)          677,229

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Common Stock
                                                           Common Stock                  Subscribed           Additional
                                                           ------------                  ----------             Paid-in
                                                       Shares        Amount         Shares       Amount         Capital
                                                       ------        ------         ------       ------         -------
Common stock subscriptions                               16,000             16     (16,000)    (100,000)          99,984
Common Stock forfeited                               (1,000,000)        (1,000)                                     1000
Transfer of temporary equity to permanent capital        15,000             15                                    77,141
Issuances of common stock, par value $.001
     Cash                                                41,667             42                                    24,958
     Services rendered                                  244,000            244                                   620,344
Stock options and warrants granted (cancelled)                                                                  (255,992)
Discount relating to shares and warrants issued         156,111            156                                   486,307
Amortization of deferred compensation
Warrant exchange                                        432,000            432                                      (432)
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1998                         4,176,326          4,177                                 9,170,585
Issuances of common stock, par value $.001
     Cash                                               314,774            315                                   225,140
     Services rendered                                1,227,000          1,227                                 1,669,548
     Exercise of option                               1,714,952          1,715                                 1,401,660
Stock options granted  (cancelled)                                                                             4,449,015
Conversion of debt into common stock                  3,220,508          3,221                                 3,376,748
Fair value of warrants associated with finacing
  agreement                                                                                                    3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes                                                                                        572,505
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 1999                        10,653,560         10,654                                24,710,602

                                                                         Deficit
                                                       Foreign         Accumulated
                                                       Currency          During
                                                     Translation      Development          Deferred
                                                      Adjustment         Stage            Compensation        Total
                                                      ----------         -----            ------------        -----
Common stock subscriptions                                                                                           --
Common Stock forfeited                                                                                               --
Transfer of temporary equity to permanent capital                                                                77,156
Issuances of common stock, par value $.001
     Cash                                                                                                        25,000
     Services rendered                                                                       (620,588)               --
Stock options and warrants granted (cancelled)                                                255,992                --
Discount relating to shares and warrants issued                                                                 486,463
Amortization of deferred compensation                                                       1,173,139         1,173,139
Warrant exchange                                                                                                     --
Foreign currency translation adjustment                    41,386                                                41,386
Net loss                                                                 (5,578,540)                         (5,578,540)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1998                              79,415       (11,758,111)         (594,233)       (3,098,167)
Issuances of common stock, par value $.001
     Cash                                                                                                       225,455
     Services rendered                                                                       (445,725)        1,225,050
     Exercise of option                                                                                       1,403,375
Stock options granted  (cancelled)                                                           (613,435)        3,835,580
Conversion of debt into common stock                                                                          3,379,969
Fair value of warrants associated with finacing
  agreement                                                                                                   3,845,400
Amortization of deferred compensation                                                       1,374,518         1,374,518
Value assigned to beneficial conversion feature
     of convertible notes                                                                                       572,505
Foreign currency translation adjustment                   (22,444)                                              (22,444)
Net loss                                                                (13,072,237)                        (13,072,237)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 1999                              56,971       (24,830,348)         (278,875)         (330,996)

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                       Common Stock
                                                           Common Stock                  Subscribed           Additional
                                                           ------------                  ----------             Paid-in
                                                       Shares        Amount         Shares       Amount         Capital
                                                       ------        ------         ------       ------         -------
Issuances of common stock, par value $.001
     Cash, net of offering costs of $730,000          3,680,937          3,681                                13,266,319
     Services rendered                                   16,269             16                                   114,609
     Exercise of options and warrants                 3,005,574          3,006                                   220,716
Stock options granted                                                                                          2,028,720
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                    -----------    -----------    --------     --------     ------------
Balances at December 31, 2000                        17,356,340    $    17,357          --     $     --     $ 40,340,966
                                                    ===========    ===========    ========     ========     ============

                                                                         Deficit
                                                       Foreign         Accumulated
                                                       Currency          During
                                                     Translation      Development          Deferred
                                                      Adjustment         Stage            Compensation        Total
                                                      ----------         -----            ------------        -----
Issuances of common stock, par value $.001
     Cash, net of offering costs of $730,000                                                                 13,270,000
     Services rendered                                                                                          114,625
     Exercise of options and warrants                                                                           223,722
Stock options granted                                                                      (2,028,720)               --
Amortization of deferred compensation                                                       1,527,024         1,527,024
Foreign currency translation adjustment                   (10,725)                                              (10,725)
Net loss                                                                 (4,796,693)                         (4,796,693)
                                                     ------------      ------------      ------------      ------------
Balances at December 31, 2000                        $     46,246      $(29,627,041)     $   (780,571)     $  9,996,957
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

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)

                                                                                                                 From
                                                                                                              Inception
                                                                                  Year                        (July 14,
                                                                                  Ended                        1994) to
                                                                               December 31,                   December 31,
                                                                   2000            1999           1998            2000
                                                              ------------    ------------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                     13,493,722       1,628,830        125,000      21,158,122
     Proceeds from officer loan                                         --              --         16,000              --
     Stock offering costs                                               --              --             --        (475,664)
     Deferred financing costs                                           --        (276,901)      (143,000)       (682,312)
     Proceeds from short-term borrowings                                --              --        206,553       1,356,155
     Proceeds from long-term debt                                       --              --      1,737,688       2,751,825
     Proceeds from convertible debentures                               --       2,000,000             --       2,000,000
     Repayment of short-term borrowings                                 --        (307,480)            --      (1,357,082)
     Repayments of long-term debt                                  (16,308)       (494,207)       (15,839)     (1,615,825)
                                                              ------------    ------------    -----------    ------------
       Net cash provided by financing activities                13,477,414       2,550,242      1,926,402      23,135,219
                                                              ------------    ------------    -----------    ------------
Effect of exchange rate changes on cash                                363              27         (2,403)         (5,311)
                                                              ------------    ------------    -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 8,025,106         135,135       (375,595)      8,234,686

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   209,580          74,445        450,040              --
                                                              ------------    ------------    -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  8,234,686    $    209,580    $    74,445    $  8,234,686
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

            Option activity for 1998, 1999 and 2000 is summarized as follows:

                                                                                                        Weighted
                                                                                                        Average
                                                                       Options                          Exercise
                                                       Plan           Non-plan            Total           Price
                                                       ----           --------            -----         --------

Options outstanding, January 1, 1998                  161,100          177,200            338,300         $3.58
Granted                                               291,600               --            291,600          3.35
Forfeited                                            (294,950)         (48,328)          (343,278)         3.31
                                                   ----------         --------         ----------         -----

Options outstanding, December 31, 1998                157,750          128,872            286,622          3.67
Granted                                               736,500          196,000            932,500          0.39
Exercised                                                  --         (128,872)          (128,872)         0.01
Forfeited                                            (144,850)              --           (144,850)         6.73
                                                   ----------         --------         ----------         -----

Options outstanding, December 31, 1999                749,400          196,000            945,400          0.47
Granted                                             2,238,500               --          2,238,500          3.86
Exercised                                            (200,000)        (146,000)          (346,000)         0.23
Forfeited                                              (2,275)              --             (2,275)         5.19
                                                   ----------         --------         ----------         -----

Options outstanding, December 31, 2000              2,785,625           50,000          2,835,625         $3.18
                                                   ==========         ========         ==========         =====

Shares of common stock available for future
  grant under the plan                                    600
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

      o In May 1999, in connection with the sale of convertible debentures (see Note 7) the Company issued 1.3 million warrants exercisable at a nominal price per share. These warrants were exercised in 2000.

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