Form 10-Q
period 2001-03-31
TTR TECHNOLOGIES INC
filed 2001-05-14
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    Mark One

         /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                                       or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

          The number of shares outstanding of the registrant's Common Stock as of May 14, 2001, is 17,362,090 shares.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *
         Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000                       1

         Consolidated Statements of Operations
                  For the Three months ended March 31, 2001 and 2000         2

         Consolidated Statements of Comprehensive Loss
                  For the Three months ended March 31, 2001 and 2000         3

         Consolidated Statements of Cash Flows
                  For the three months ended March 31, 2001 and 2000         4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis                                6

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon senior securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-k


Signatures

* The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31,  December 31,
                                                                            2001          2000
                                                                            ----          ----
ASSETS                                                                 (Unaudited)       (Audited)
Current assets
     Cash and cash equivalents                                        $  7,524,689     $  8,234,686
     Accounts receivable                                                     1,019            1,019
     Prepaid expenses and other current assets                             141,104          101,208
                                                                      ------------     ------------

     Total current assets                                                7,666,812        8,336,913

Property and equipment - net                                               237,663          220,957

Investment in ComSign, Ltd.                                              1,655,149        1,790,843
                                                                      ------------     ------------

     Total assets                                                     $  9,559,624     $ 10,348,713
                                                                      ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
     Accounts payable                                                 $     75,954     $     46,726
     Accrued expenses                                                      257,968          167,731
                                                                      ------------     ------------

     Total current liabilities                                             333,922          214,457

Accrued severance pay                                                      208,747          137,299
                                                                      ------------     ------------

     Total liabilities                                                     542,669          351,756


STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding                    --               --
Common stock, $.001 par value;
  50,000,000 shares authorized; 17,362,090 and 17,356,340
   issued and outstanding, respectively                                     17,363           17,357
Additional paid-in capital                                              40,349,585       40,340,966
Other accumulated comprehensive income                                      48,150           46,246
Deficit accumulated during the development stage                       (30,918,908)     (29,627,041)
  Less: deferred compensation                                             (479,235)        (780,571)
                                                                      ------------     ------------

     Total stockholders' equity                                          9,016,955        9,996,957
                                                                      ------------     ------------

     Total liabilities and stockholders' equity                       $  9,559,624     $ 10,348,713
                                                                      ============     ============

                 See Notes to Consolidated Financial Statements.
                                       -1-

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                              From
                                                                                                            Inception
                                                                               Three Months                 (July 14,
                                                                                   Ended                    1994) to
                                                                                 March 31,                  March 31,
                                                                           2001             2000              2001
                                                                           ----             ----              ----
                                                                        (Unaudited)      (Unaudited)      (Unaudited)
Revenue                                                                $       --     $       2,014    $    125,724

Expenses
     Research and development (1)                                           181,051         362,319       4,233,787
     Sales and marketing (1)                                                109,702         173,877       4,008,150
     General and administrative (1)                                         674,251         461,570       5,800,455
     Stock based compensation                                               301,336         602,179      10,755,926
                                                                       ------------    ------------    ------------

     Total expenses                                                       1,266,340       1,599,945      24,798,318
                                                                       ------------    ------------    ------------

Operating loss                                                           (1,266,340)     (1,597,931)    (24,672,594)

Other (income) expense
     Legal settlement                                                          --              --           232,500
     Loss on investment                                                        --              --            17,000
     Other income                                                              --              --           (75,000)
     Net losses of affiliate                                                135,694            --           344,851
     Amortization of deferred financing costs                                  --              --         4,516,775
     Interest income                                                       (111,348)        (38,693)       (697,596)
     Interest expense                                                         1,181           4,489       1,907,784
                                                                       ------------    ------------    ------------

Total other (income) expenses                                                25,527         (34,204)      6,246,314
                                                                       ------------    ------------    ------------


Net loss                                                               $ (1,291,867)   $ (1,563,727)   $(30,918,908)
                                                                       ============    ============    ============

Per share data:

      Basic and diluted                                                $      (0.07)   $      (0.12)
                                                                       ============    ============
Weighted average number
  of common shares used in
  basic and diluted loss per share                                       17,361,452      13,569,365
                                                                       ============    ============



(1) Excludes non-cash,  stock based compensation expense as follows:

Research and development                                                $      --       $   164,467     $   456,239
Sales and marketing                                                           6,563          19,688       5,051,071
General and administrative                                                  294,773         418,024       5,248,616
                                                                        -----------     -----------     -----------
                                                                        $   301,336     $   602,179     $10,755,926
                                                                        ===========     ===========     ===========


                 See Notes to Consolidated Financial Statements.
                                       -2-

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                             From
                                                                                                            Inception
                                                                                   Three Months             (July 14,
                                                                                      Ended                 1994) to
                                                                                     March 31,              March 31,
                                                                             2001              2000           2001
                                                                             ----              ----           ----
                                                                            (Unaudited)     (Unaudited)    (Unaudited)
Net loss                                                                   $ (1,291,867)   $ (1,563,727)  $(30,918,908)
Other comprehensive income (loss)
         Foreign currency translation adjustments                                 1,904          11,846         46,246
                                                                           ------------    ------------   ------------
                     Comprehensive loss                                    $ (1,289,963)   $ (1,551,881)  $(30,872,662)
                                                                           ============    ============   ============

                 See Notes to Consolidated Financial Statements.
                                       -3-

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                       From
                                                                                                                     Inception
                                                                                         Three Months                (July 14,
                                                                                           Ended                     1994) to
                                                                                           March 31,                 March 31,
                                                                                      2001            2000            2001
                                                                                      ----            ----            ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                    $ (1,291,867)   $ (1,563,727)  $ (30,918,908)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                                22,076          26,703         801,787
          Amortization of note discount and finance costs                                                           4,666,225
          Translation adjustment                                                         --              --            (1,528)
          Beneficial conversion feature of convertible debt                              --                           572,505
          Stock, warrants and options issued for services and legal settlement        301,336         602,179      10,928,887
          Payment of common stock issued with guaranteed selling price                   --                          (155,344)
          Net losses of affiliate                                                     135,694            --           344,851
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                        (36)          9,354          (1,361)
               Other current assets                                                   (41,177)        (27,991)       (134,093)
               Other assets                                                                             3,700
               Accounts payable                                                        30,423          42,604        (120,862)
               Accrued expenses                                                        94,905        (208,287)        727,638
               Accrued severance                                                       77,444           5,768         233,644
               Interest payable                                                                                       251,019
                                                                                 ------------    ------------    ------------

        Net cash used by operating activities                                        (671,202)     (1,109,697)    (12,805,540)
                                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                                 --                            34,735
     Purchases of property and equipment                                              (46,820)        (36,868)       (834,759)
     Investment in ComSign, Ltd.                                                         --                        (2,000,000)
     Increase in organization costs                                                      --              --            (7,680)
                                                                                 ------------    ------------    ------------

        Net cash used by investing activities                                         (46,820)        (36,868)     (2,807,704)
                                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                             8,630      13,294,022      21,166,752
     Proceeds from officer loan                                                          --              --              --
     Stock offering costs                                                                --              --          (475,664)
     Deferred financing costs                                                            --              --          (682,312)
     Proceeds from short-term borrowings                                                 --              --         1,356,155
     Proceeds from long-term debt                                                        --              --         2,751,825
     Proceeds from convertible debentures                                                --              --         2,000,000
     Repayment of short-term borrowings                                                  --              --        (1,357,082)
     Repayments of long-term debt                                                        --           (16,403)     (1,615,825)
                                                                                 ------------    ------------    ------------

       Net cash provided by financing activities                                        8,630      13,277,619      23,143,849
                                                                                 ------------    ------------    ------------

Effect of exchange rate changes on cash                                                  (605)            498          (5,916)
                                                                                 ------------    ------------    ------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (709,997)     12,131,552       7,524,689

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    8,234,686         209,580            --
                                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  7,524,689    $ 12,341,132    $  7,524,689
                                                                                 ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                                               $      1,181    $      6,739    $    474,207
                                                                                 ============    ============    ============


                 See Notes to Consolidated Financial Statements.
                                       -4-

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                         NOTES TO CONSOLIDATED FINANCIAL

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

Note 2 - Reclassifications

Certain prior period amounts have been reclassified to conform to the current years presentation..

Note 3 - Investment In Comsign, Ltd.

The Company applies the equity method of accounting for this investment. At the time of the investment the carrying value of the investment exceeded the Company's share of the underlying net assets of ComSign. The excess is considered to be goodwill and is being amortized on a straight line basis over five years. Amortization expense is included in net losses of affiliate in the accompanying Consolidated Statement of Operations.

Condensed summarized financial data for ComSign, Ltd. as of and for the three months ended March 31, 2001, is as follows:

Condensed balance sheet data
         Current assets                              $   556,060
         Noncurrent assets                             2,078,045
         Current liabilities                           1,201,563
         Noncurrent liabilities                               --
Condensed statement of operations data
         Revenue                                          67,457
         Net loss                                    $  (171,388)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND EXPOSITION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, THE STATEMENTS BELOW
REGARDING: THE COMPANY'S JOINT VENTURE WITH MACROVISION; COMSIGN'S INTENDED BUSINESS PLANS;THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUE; THE COMPANY'S INTENTIONS TO DEVELOP OR ACQUIRE OTHER TECHNOLOGIES; AND ITS BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES. FORWARD-LOOKING STATEMENTS ARE SPECULATIVE AND UNCERTAIN AND NOT BASED ON HISTORICAL FACTS. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE COPY PROTECTION INDUSTRY IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; LABOR DISTURBANCES; AND CHANGES IN THE COMPANY'S ACQUISITION AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS QUARTERLY REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

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

       In November 1999, the Company entered into an agreement with Macrovision Corporation to jointly design, develop and market a copy protection product designed to thwart the illegal copying of audio content on CDs, DVDs and other optical media. The new product, which is undergoing internal tests by two major record labels, will be marketed under the brand name "SafeAudio" and is based primarily upon the Company's MusicGuard technology as well as related Macrovision technology. SafeAudio is co-owned jointly by TTR and Macrovision. The Company granted to Macrovision an exclusive world-wide royalty bearing license to market SafeAudio and all other technologies and products designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications.

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

       In July 2000, the Company purchased an equity interest in ComSign Ltd., an Israeli company ("ComSign"), which was established in May 2000 by Comda Ltd., another Israeli company ("Comda"). ComSign is VeriSign Inc.'s sole principal affiliate in Israel and the Palestinian Authority to market VeriSign's digital authentication certificates and act as the local certifying authority. ComSign markets these products and services to leading e-commerce sites, banks and other financial institutions, government organizations and a full range of commercial entities.

       The Company has not had any significant revenues to date. As of March 31, 2001, the Company had an accumulated deficit of approximately $30.9 million. The Company's expenses related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses

Revenue Sources

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

Results of Operations

       Three months ended March 31, 2001 ("2001 period") Compared to Three months ended March 31, 2000 ("2000 period").

       There were no revenues for the 2001 period. Revenues for the 2000 period were $2,014 and were derived from licensing fees of our DiscGuard product, which has since been discontinued.

       Research and development costs for the 2001 period were $181,051 as compared to $362,319 for the 2000 period. The 2000 period included the costs incurred on the joint development effort with Macrovision on the development of SafeAudio. Current research and development is primarily focused on extending copy protection technology to DVDs. Additionally, the Company is engaged in research and development in the area of internet streaming technologies, as well as related internet applications.

       Sales and marketing expenses for the 2001 period were $109,702 as compared to $173,877 for the 2000 period. This decrease was primarily due to the agreement with Macrovision whereby Macrovision assumed most of the sales and marketing responsibilities.

       General and administrative expenses for the 2001 period were $674,251 as compared to $461,570 for the 2000 period. This increase was due primarily to increased salaries and fees relating to the Company's listing on the Nasdaq's National Market System.

       Stock-based compensation for the 2001 period was $301,336 as compared to $602,179 for the 2000 period. The 2000 period includes the stock options granted to the Company's CEO and Chief Technology Officer with exercise prices below the fair value of the underlying common stock.

          The Company's fifty percent owned affiliate, ComSign Ltd., commenced operations in July 2000. The Company's share of the net losses for the 2001 period was $135,694, which includes goodwill amortization.

       Interest income for the 2001 increased to $111,348 as compared to $38,693 for the 2000 period. The increase is attributable to the higher cash and cash equivalent balances held during the 2001 period resulting from the February 2000 private placement.

       The Company reported a net loss for the 2001 period of $1,291,867 or $(.07) per share on a basic and diluted basis, as compared to a net loss of $1,563,727, or $(.12) per share for the 2000 period.

Liquidity and Capital Resources

       At March 31, 2001, the Company had cash of approximately $7.5 million, representing a decrease of approximately $710,000 over December 31, 2000. Cash used by operating activities during the three months ended March 31, 2001 was $671,000 million compared to $1,109,000 during the prior year quarter. During the quarter, the Company used $46,000 for the purchase of new equipment.

       The Company believes, that cash on-hand is sufficient to meet its requirements for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000. There has been no material change in these market risks since the end of the fiscal year 2000.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

        Not Applicable

ITEM 2.  CHANGE IN SECURITIES & USE OF PROCEEDS

Sale of Unregistered Securities

      There were no issuances of any unregistered securities by the Company during the first quarter of 2001.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

        Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5.  OTHER INFORMATION

        Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON 8-K


a) Exhibits

3.1 Certificate of Incorporation of TTR dated July 14, 1994 and Certificate of
Amendment to the Certificate of Incorporation of TTR dated August 17, 1994(4)

3.2 Certificate of Amendment to the Certificate of Incorporation of TTR, dated January 30, 1999(5)

3.3 Certificate of Amendment to the Certificate of Incorporation of TTR, dated December 21, 1999(5)

3.4 Certificate of Amendment to the Certificate of Incorporation of TTR, dated July 15, 2000.(7)

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

4.2.9 Warrant dated October 2, 2000 between TTR and Mantle International Investment Ltd.(7)

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

10.20 Amendment to Employment Agreement between TTR and Baruch Sollish, dated  July 22, 1998

10.21 Agreement between TTR and Comda (1985) Ltd. and ComSign Ltd. dated as of  June 4, 2000.(6)

10.22 Agreement between TTR and Brean Murray & Co., Inc. dated June 19,2000.(6)

10.23 Agreement between TTR and Bluestone Capital dated August 23, 2000.(6)

10.24 2000 Equity Incentive Plan.(6)

10.25 Restated Employment Agreement between TTR and Emanuel Kronitz, dated October 1, 2000(7)

10.26 Restated Employment Agreement between TTR Technologies Ltd and Emanuel
Kronitz, dated as of October 1, 2001.(7)

10.27 Amendment to Employment Agreement between TTR and Marc Tokayer, dated February 1, 2001.(7)

10.28 Amendment to Employment Agreement between TTR and Baruch Sollish, dated February 1, 2001.(7)

10.29 Agreement dated, October 2, 2001 between TTR and Mantle International Investment, Ltd.(7)

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

(5) Filed as an Exhibit to TTR's Registration Statement on Form S-1, No. 33-32662 and incorporated herein by reference.

(6) Filed on November 14, 2000, as an Exhibit to TTR's Report on Form 10-Q for the third quarter of 2000.

(7) Filed as an Exhibit to TTR's Annual Report on From 10-K/A for the year ended
December 31, 2000.

b) Reports on 8-K

None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   TTR TECHNOLOGIES, INC.
                                                   Registrant

Date: May 14, 2001                                 By: /s/ Marc D. Tokayer
                                                       -------------------------
                                                       Marc D. Tokayer
                                                       Chief Executive Officer