Form 10-K/A
period 2000-12-31
TTR TECHNOLOGIES INC
filed 2001-07-13
CIK 933955

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

                               EXPLANATORY NOTICE

      This Amendment No. 2 to Annual Report on From 10-K/A (this "Amendment") amends the Annual Report on Form 10-K filed by TTR Technologies, Inc., a Delaware corporation (the "Company"), on March 29, 2001, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed by the Company on April 24, 2001 (as amended, the "Original Annual Report"). The sole purpose of this Amendment is to amend Item 14 of the Original Annual Report to include as an exhibit thereto the consent of the Company's independent accountants (the "Accountant's Consent") to inclusion of such accountant's report on the Company's financial statements for the year ended December 31, 2000 in various filings under the Securities Act of 1933, as amended. The Accountant's Consent is attached hereto as Exhibit 23.1.

Item 14 Financial Statements and Exhibits

      (c) Exhibits

Exhibit No.

23.1 Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TTR TECHNOLOGIES, INC.
                                             Registrant


Date: July 13, 2001                          /s/ Marc D. Tokayer
                                             ---------------------------
                                             Marc D. Tokayer
                                             President and
                                             Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit No.
-----------

Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu , certified public accountants (filed herewith).