Form 10-Q
period 2001-06-30
TTR TECHNOLOGIES INC
filed 2001-08-13
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

                                       or

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

                                Matthew L. Cohen,
                            Chief Financial Officer &
                 Executive Vice President, Business Development
                             TTR Technologies, Inc.
                              575 Lexington Avenue
                            New York, New York 10022
                                 (212) 527-7599
            (Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of August 13, 2001, is 17,362,090 shares.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *
         Consolidated Balance Sheets
                  June 30, 2001 and December 31, 2000                                   1

         Consolidated Statements of Operations
                  For the six and three months ended June 30, 2001 and 2000             2

         Consolidated Statements of Comprehensive Loss
                  For the six and three months ended June 30, 2001 and 2000             3

         Consolidated Statements of Cash Flows
                  For the six months ended June 30, 2001 and 2000                       4

         Notes to Consolidated Financial Statements                                     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operation                                                                   7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             10

Item 2.  Changes in Securities and Use of Proceeds                                     11

Item 3.  Defaults upon Senior Securities                                               11

Item 4.  Submission of Matters to a Vote of Security Holders                           11

Item 5.  Other Information                                                             12

Item 6.  Exhibits and Reports on Form 8-K                                              12

Signatures

      *The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,      December 31,
                                                                2001            2000
                                                            ------------    ------------
                                                            (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                 $  6,826,174    $  8,234,686
  Accounts receivable                                              1,026           1,019
  Prepaid expenses and other current assets                      117,501         101,208
                                                            ------------    ------------

  Total current assets                                         6,944,701       8,336,913

Property and equipment - net                                     229,501         220,957

Investment in ComSign, Ltd.                                    1,474,654       1,790,843
Security deposit                                                   3,550              --
                                                            ------------    ------------

  Total assets                                              $  8,652,406    $ 10,348,713
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
  Accounts payable                                          $    166,560    $     46,726
  Accrued expenses                                               351,585         167,731
                                                            ------------    ------------

  Total current liabilities                                      518,145         214,457

Accrued severance pay                                            201,456         137,299
                                                            ------------    ------------

  Total liabilities                                              719,601         351,756


STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value;
 5,000,000 shares authorized; none issued and outstanding             --              --
Common stock, $.001 par value;
 50,000,000 shares authorized; 17,362,090 and 17,356,340
 issued and outstanding, respectively                             17,363          17,357
Additional paid-in capital                                    40,508,482      40,340,966
Other accumulated comprehensive income                            44,623          46,246
Deficit accumulated during the development stage             (32,195,023)    (29,627,041)
 Less: deferred compensation                                    (442,640)       (780,571)
                                                            ------------    ------------

  Total stockholders' equity                                   7,932,805       9,996,957
                                                            ------------    ------------

  Total liabilities and stockholders' equity                $  8,652,406    $ 10,348,713
                                                            ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 From
                                                                              Inception
                                                     Six Months                (July 14,            Three Months
                                                        Ended                  1994) to                 Ended
                                                       June 30,                June 30,                June 30,
                                                 2001            2000            2001            2001            2000
                                             ------------    ------------    ------------    ------------    ------------
                                             (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenue                                      $         --    $      2,014    $    125,724    $         --    $         --

Expenses
  Research and development (1)                    373,327         756,722       4,426,063         192,276         394,403
  Sales and marketing (1)                         205,928         364,095       4,104,376          96,226         190,218
  General and administrative (1)                1,364,434         946,877       6,490,638         690,183         485,307
  Stock based compensation                        496,828         760,478      10,951,418         195,492         158,299
                                             ------------    ------------    ------------    ------------    ------------

  Total expenses                                2,440,517       2,828,172      25,972,495       1,174,177       1,228,227
                                             ------------    ------------    ------------    ------------    ------------

Operating loss                                 (2,440,517)     (2,826,158)    (25,846,771)     (1,174,177)     (1,228,227)

Other (income) expense
  Legal settlement                                     --              --         232,500              --              --
  Loss on investment                                   --              --          17,000              --              --
  Other income                                         --              --         (75,000)             --              --
  Net losses of affiliate                         316,189              --         525,346         180,495              --
  Amortization of deferred financing costs             --              --       4,516,775              --              --
  Interest income                                (190,976)       (241,122)       (777,224)        (79,628)       (202,429)
  Interest expense                                  2,252           4,637       1,908,855           1,071             148
                                             ------------    ------------    ------------    ------------    ------------

Total other (income) expenses                     127,465        (236,485)      6,348,252         101,938        (202,281)
                                             ------------    ------------    ------------    ------------    ------------


Net loss                                     $ (2,567,982)   $ (2,589,673)   $(32,195,023)   $ (1,276,115)   $ (1,025,946)
                                             ============    ============    ============    ============    ============

Per share data:

  Basic and diluted                          $      (0.15)   $      (0.17)                   $      (0.07)   $      (0.06)
                                             ============    ============                    ============    ============

Weighted average number
 of common shares used in
 basic and diluted loss per share              17,361,452      14,983,138                      17,362,090      16,396,911
                                             ============    ============                    ============    ============

(1) Excludes non-cash, stock based compensation expense as follows:


Research and development                        $         --    $    196,602    $    456,239    $         --    $     32,135
Sales and marketing                                   16,759          39,396       5,061,267          10,196          19,708
General and administrative                           480,069         524,480       5,433,912         185,296         106,456
                                                ------------    ------------    ------------    ------------    ------------

                                                $    496,828    $    760,478    $ 10,951,418    $    195,492    $    158,299
                                                ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                   From
                                                                                 Inception
                                                        Six Months               (July 14,      Three Months
                                                           Ended                  1994) to         Ended
                                                          June 30,                June 30,        June 30,
                                                    2001            2000            2001            2001            2000
                                                ------------    ------------    ------------    ------------    ------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net loss                                        $ (2,567,982)   $ (2,589,673)   $(32,195,023)   $ (1,276,115)   $ (1,025,946)

Other comprehensive income (loss)
  Foreign currency translation adjustment             (1,623)        (11,148)         44,623          (3,527)         22,994
                                                ------------    ------------    ------------    ------------    ------------

      Comprehensive loss                        $ (2,569,605)   $ (2,600,821)   $(32,150,400)   $ (1,279,642)     (1,002,952)
                                                ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                         From
                                                                                                                       Inception
                                                                                              Six Months               (July 14,
                                                                                                Ended                  1994) to
                                                                                               June 30,                June 30,
                                                                                         2001            2000            2001
                                                                                     ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (Unaudited)     (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                           $ (2,567,982)   $ (2,589,673)   $(32,195,023)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
      Depreciation and amortization                                                        45,920          43,840         825,631
      Amortization of note discount and finance costs                                          --              --       4,666,225
      Translation adjustment                                                                   --              --          (1,528)
      Beneficial conversion feature of convertible debt                                        --              --         572,505
      Stock, warrants and options issued for services and legal settlement                496,828         765,272      11,124,379
      Payment of common stock issued with guaranteed selling price                             --                        (155,344)
      Net losses of affiliate                                                             316,189              --         525,346
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
          Accounts receivable                                                                 (37)          9,272          (1,362)
          Other current assets                                                            (17,171)        (54,120)       (110,087)
          Other assets                                                                     (3,550)          3,700          (3,550)
          Accounts payable                                                                120,288          47,177         (30,997)
          Accrued expenses                                                                185,273        (198,229)        818,006
          Accrued severance                                                                68,561         106,446         224,761
          Interest payable                                                                     --              --         251,019
                                                                                     ------------    ------------    ------------

      Net cash used by operating activities                                            (1,355,681)     (1,866,315)    (13,490,019)
                                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of fixed assets                                                          --           4,143          34,735
  Purchases of property and equipment                                                     (60,897)        (29,745)       (848,836)
  Investment in ComSign, Ltd.                                                                  --      (2,000,000)     (2,000,000)
  Increase in organization costs                                                               --              --          (7,680)
                                                                                     ------------    ------------    ------------

     Net cash used by investing activities                                                (60,897)     (2,025,602)     (2,821,781)
                                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                    8,630      13,347,788      21,166,752
  Stock offering costs                                                                         --              --        (475,664)
  Deferred financing costs                                                                     --              --        (682,312)
  Proceeds from short-term borrowings                                                          --              --       1,356,155
  Proceeds from long-term debt                                                                 --              --       2,751,825
  Proceeds from convertible debentures                                                         --              --       2,000,000
  Repayment of short-term borrowings                                                           --              --      (1,357,082)
  Tepayments of long-term debt                                                                 --         (16,284)     (1,615,825)
                                                                                     ------------    ------------    ------------

   Net cash provided by financing activities                                                8,630      13,331,504      23,143,849
                                                                                     ------------    ------------    ------------

Effect of exchange rate changes on cash                                                      (564)            148          (5,875)
                                                                                     ------------    ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,408,512)      9,439,735       6,826,174

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        8,234,686         209,580              --
                                                                                     ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  6,826,174    $  9,649,315    $  6,826,174
                                                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                                      $      2,252    $      7,289    $    475,278
                                                                                     ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                         NOTES TO CONSOLIDATED FINANCIAL

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

Note 2 - Reclassifications

Certain prior period amounts have been reclassified to conform to the current years presentation.

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

Condensed summarized financial data for ComSign, Ltd. as of and for the six months ended June 30, 2001, is as follows:

Condensed balance sheet data
         Current assets                              $  202,621
         Noncurrent assets                            1,984,993
         Current liabilities                            933,764
         Noncurrent liabilities                              --

Condensed statement of operations data
         Revenue                                         132,089
         Net loss                                    $  (359,774)

Note 4 - Amendment to Licensing Agreement

The Company and Macrovision Corporation ("Macrovision") amended, as of June 29, 2001, their alliance agreement entered into as of November 24, 1999 (the "Alliance Agreement") to jointly develop and market SafeAudio(TM), the audio CD copy protection technology, to increase to 30% the Company's share of net revenues collected by or on behalf of Macrovision from products or components containing SafeAudio. Under the terms of the alliance agreement, the royalties payable to the Company from SafeAudio net revenues were decreased, as of April 1, 2001, from 30% to 25%. The amendment effectively reverts to the original 30% net revenue allotment. Under the terms of the amendment, the Company undertook to reimburse Macrovision, through May 2002, a monthly fee in the amount of

$20,000, to cover unanticipated research and development costs incurred in the development of SafeAudio and also undertook to provide continuing technical support through January 2002. The Company also agreed to consider participating in funding any expenses incurred in the future in connection with SafeAudio product interface or bundling arrangements that may be deemed necessary.

Note 5 - Employment Agreement

In June 2001, the Company entered into an employment agreement with its new Chief Financial Officer and Executive Vice President, Business Development. The agreement is for a term of two years and is automatically renewable for additional one-year terms, unless terminated in accordance with the agreement upon 60 days prior notice. The agreement provides for an annual salary of $180,000 and the issuance of options under the Company's 2000 Equity Incentive Plan to purchase 100,000 shares of the Company's common stock (the "Common Stock"), at an exercise price of $5.65 per share. The options vest in equal installments over three years, with the first 33,336 options vesting on June 1, 2002 and 8,333 options vesting quarterly thereafter.

Note 6 - Stock Option Plan

In May 2001 the Company's stockholders voted to increase the number of shares of common stock reserved for issuance under the Company's 2000 Equity Incentive Plan and the 1998 Non-Executive Directors' Plan by 2,000,000 and 50,000 shares, respectively.

Note 7 - Consulting Agreement

In June 2001, the Company granted 100,000 three-year warrants to a marketing consultant pursuant to a consulting agreement. The warrants vested upon issuance and are exercisable at a per share price of $6.00. Under the agreement, the Company has agreed to issue up to an additional 100,000 warrants to the consultant, if the Company executes use agreements with major record labels, as defined. The additional warrants will be granted at the rate of 20,000 warrants per use agreement, subject to certain timetables. The per share exercise price of the additional warrants is equal to the average of the closing price for the 10 trading day period preceding the execution of such use agreement.

Under the terms of the agreement, in July 2001, the Company advanced a loan to the consultant in the amount of $130,000, evidenced by a promissory note. The note bears interest at the rate of 8% per annum , and is due on June 27 ,2002. As collateral for the loan, the consultant pledged his entire interest in all shares of Common Stock he then owned or those shares of Common Stock issuable upon the exercise of his warrants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND EXPOSITION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, THE STATEMENTS BELOW REGARDING: THE COMPANY'S JOINT VENTURE WITH MACROVISION; THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUE; THE COMPANY'S INTENTIONS TO DEVELOP OR ACQUIRE OTHER TECHNOLOGIES; AND ITS BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES. FORWARD-LOOKING STATEMENTS ARE SPECULATIVE AND UNCERTAIN AND NOT BASED ON HISTORICAL FACTS. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE DETAILED FROM TIME TO TIME IN REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, AND INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE COPY PROTECTION INDUSTRY IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; RAPID TECHNOLOGICAL CHANGES; CHANGES IN GENERAL ECONOMIC AND MARKET CONDITIONS; CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; LABOR DISTURBANCES; AND CHANGES IN THE COMPANY'S ACQUISITION AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS QUARTERLY REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

General

      TTR Technologies, Inc. (hereinafter, the "Company" or "TTR") designs and develops anti-piracy technologies that provide copy protection for electronic content distributed on optical media. Optical media store data which may be retrieved by utilizing a laser and include compact discs which are commonly referred to as CDs and digital versatile discs which are commonly referred to as DVDs. The Company's technologies utilize non-standard codewords on the optical media. The Company's proprietary anti-piracy technology, MusicGuard(TM), is a unique media-based technology designed to prevent the unauthorized copying of audio content distributed on CDs. MusicGuard leverages know-how that the Company gained during the development of its DiscGuard(TM) software protection product.

The Company's copy protection technologies are designed to be transparent to the legitimate end-user. Copy protected CDs are designed to be compatible with and to play on currently existing compact disc players.

      In November 1999, the Company entered into an agreement with Macrovision Corporation ("Macrovision") to jointly design, develop and market a copy protection product designed to thwart the illegal copying of audio content on CDs, DVDs and other optical media. The new product, which, as of June 30, 2001, is undergoing large scale commercial pilots and internal tests by major and independent music labels, is being marketed under the brand name "SafeAudio" and is based primarily upon the Company's MusicGuard(TM) technology as well as related Macrovision technology. SafeAudio(TM) is owned jointly by TTR and Macrovision. The Company granted to Macrovision an exclusive world-wide royalty bearing license to market SafeAudio and all other technologies and products designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications. The Company is entitled to thirty percent (30%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SafeAudio.

      As of July 2001, SafeAudio has been adopted and integrated by certain of the major encoder manufacturers and glass mastering facilities (e.g., Toolex Data Handling, Eclipse Data Technologies and DCA Inc.). Additionally, DaTARIUS Technologies GmbH, a manufacturer of high-end optical media quality control systems and process optimization solutions, has SafeAudio-enabled its test equipment.

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

      The Company's immediate goal is to establish SafeAudio as the leading product in the target market of audio content copy protection for the high-volume recording industry. Additionally, the Company is actively developing DVD copy protection and other technologies and looking to acquire technologies that are synergistic with the Company's current business and will enable it to leverage its knowledge base and skill.

      The Company is developing a DVD copy protection solution which is designed to protect DVDs against unauthorized copying via commercially available DVD copying devices. As of July 2001, the Company completed a proto-type for such solution and is continuing its development efforts toward a commercial product/solution. The Company is initially concentrating its efforts on software residing on DVD-ROMs. A DVD-ROM is a digital versatile disc containing read-only memory. This means that information content on a DVD-ROM cannot be modified. Although DVD-ROM can contain all types of information content including, software, music, video and text, conventionally, DVD-ROM refers to DVDs containing software content. DVD-ROMs containing content other than software are referred to simply as DVDs.

      The Company is also engaged in researching various technologies relating to the distribution and security of content delivered over the Internet. To lead this effort, the Company has hired a vice-president of Internet-based technologies.

      In 2000, the Company purchased a 50% equity interest in ComSign Ltd., an Israeli company ("ComSign"), which was established in May 2000. ComSign serves as VeriSign Inc.'s sole principal affiliate in Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. The remaining 50% equity interest is held by a private company based in Israel. VeriSign, Inc. is a leading provider of Internet based trust services. The agreement between ComSign and VeriSign provides ComSign with rights to market these services in the designated territory through May 2006 and a sharing of revenues derived from these activities. ComSign markets these products and services to leading e-commerce sites, banks and other financial institutions, government organizations and a full range of commercial entities.

      In April 2001, ComSign upgraded its status to a full VeriSign processing center and became a non-VeriSign Issuing Authority within the VeriSign Public Certification Services. The upgrade from a service center to a processing center allows ComSign to improve its service capabilities by issuing and distributing certificates directly from its facility in Israel.

      The Company has not had any significant revenues to date. As of June 30, 2001, the Company had an accumulated deficit of approximately $ 32 million. The Company's expenses relate primarily to expenses and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses

Revenue Sources

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

Results of Operations

Six months ended June 30, 2001 ("2001 Period") compared to six months ended June 30, 2000 ("2000 Period") and the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

       There were no revenues for the 2001 Period. Nominal revenues for the 2000 Period were derived from licensing fees of the Company's DiscGuard product, which has since been discontinued.

      Research and development costs for the 2001 Period were $373,327 as compared to $756,722 for the 2000 Period and $192,276 for the three month period ended June 30, 2001 as compared to $394,403 for the comparable period in 2000. The 2000 Period included the costs incurred in the development of SafeAudio. Current research and development is primarily focused on extending copy protection technology to DVDs. Additionally, the Company is engaged in research and development in related Internet applications. Commencing June 2001 and continuing through May 2002, the Company undertook to pay to Macrovision, on a monthly basis, the amount of $20,000, to partially cover unanticipated expenses incurred in the development of SafeAudio.

      Sales and marketing expenses for the 2001 Period were $205,928 as compared to $364,095 for the 2000 Period and $96,226 for the three-month period ended June 30, 2001 compared to $190,218 for the comparable period in 2000. This decrease is primarily attributable to the agreement with Macrovision whereby Macrovision assumed most of the sales and marketing expenses for SafeAudio(TM). The 2000 Period includes approximately $71,000 of reimbursements to Macrovision of certain sales and marketing expenses as provided for under the agreement.

      General and administrative expenses for the 2001 Period were $1,364,434 as compared to $946,877 for the 2000 Period and $690,183 for the three months ended June 30, 2001 as compared to $485,307 for the comparable period in 2000. This increase is primarily attributable to increased administrative salaries. The Company also incurred significant fees in the 2001 Period relating its listing on the Nasdaq's National Market Quotation System. In June 2001, the Company hired a Chief Financial Officer and Executive Vice President for Business Development who is based out of the Company's recently opened offices in New York City.

      Stock-based compensation for the 2001 Period was $496,828 as compared to $760,478 for the 2000 Period and $195,492 for the three-month period ended June 30, 2001 compared to $158,299 for the same period in 2000. In June 2001, the Company granted 100,000 three-year warrants to a consultant pursuant to a seven-month consulting agreement. The warrants vested upon issuance and are exercisable at a per share price of $6.00. The Company recorded a charge to deferred compensation in the amount of $285,000 relating to this issuance and will be amortizing it over the service period.

      The Company's fifty-percent owned affiliate, ComSign Ltd., commenced operations in July 2000. The Company's share of the net losses for the 2001 Period and for the three-month period ended June 30, 2001 was $316,189 and $180,495, respectively. These losses are primarily attributable to the amortization of intangible assets.

      Interest income for the 2001 Period was $190,976 as compared to $241,122 for the 2000 Period and $79,628 for the three months ended June 30, 2001 as compared to $202,429 in the comparable period in 2000. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash to finance the Company's operations.

      The Company reported a net loss for the 2001 Period of $2,567,982 or $(.15) per share on a basic and diluted basis, as compared to a net loss of $2,589,673 or $(.17) per share for the 2000 Period and $1,276,115 or $(.07) per share for the three-month period ended June 30, 2001 compared to $1,025,946 or ($.06) per share for the comparable period in 2000.

Liquidity and Capital Resources

      At June 30, 2001, the Company had cash of approximately $6.8 million, representing a decrease of approximately $1.4 million over December 31, 2000. Cash used by operating activities during the 2001 Period was $1.36 million compared to $1.87 million during the 2000 Period. During the six month period ended June 30, 2001, the Company used $61,000 for the purchase of new equipment.

      The Company believes, that cash on-hand is sufficient to meet its requirements for the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended. There has been no material change in these market risks since the end of the fiscal year 2000.

                                     PART II

Item 1. Legal Proceedings

      Not Applicable

Item 2. Change in Securities & Use of Proceeds

Sale of Unregistered Securities

      There were no sales of unregistered securities by the Company during the second the three month period ended June 30, 2001.

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on May 24, 2001 and the stockholders voted as to the following: (i) to elect Marc D. Tokayer, Dr. Baruch Sollish, Christopher Illick, Michael Fine and Michael Braunold as directors to serve for a term of one year or until a successor is duly elected;
(ii) amend the Certificate of Incorporation of the Company to enable the board of directors to amend, revise or otherwise modify the Company's bylaws without stockholder consent or approval; (iii) amend the Certificate of Incorporation of the Company to establish a classified board of directors for the Company; (iv) increase the number of shares of common stock reserved for issuance under the Company's 2000 Equity Incentive Plan (the "2000 Plan") by 2,000,000 shares; (v) increase the number of shares of common stock reserved for issuance under the Company's 1998 Non-Executive Directors' Plan (the "Directors' Plan") by 50,000 shares; and (vi) ratify the appointment of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, as auditors for the year ending December 31, 2001.

      Voting results are as follows:

                                               For        Against     Abstain
                                               ---        -------     -------
1. Directors --
Messrs. Tokayer, Sollish and Illick         10,703,434      7,625          --
Messrs. Braunold and Fine                   10,203,434    507,625

2. Amendment of Certificate of
Incorporation by Board                       3,980,491    827,418       9,400

3. Classified Board of Directors             4,025,326    771,083      20,900

4. Increase in Shares Reserved under
the 2000 Plan                                4,021,284    774,025      22,000

5. Increase in Shares Reserved under
Directors' Plan                              4,536,181    274,095       7,033

6. Auditors                                 10,695,384     11,425       4,250

      Items 1, 4, 5 and 6 above were approved by the Stockholders. Items 2 And 3 above did not have the requisite number of shares voting in favor thereof for approval.

      No other matters were submitted to a vote of stockholders during the three month period ended June 30, 2001.

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K

None

      (b) Exhibits

4.1 Promissory Note made as of July 9, 2001 by Ripp Entertainment Group, Inc. in favor of TTR.

10.1 Employment Agreement between TTR and Matthew Cohen dated as of June 1,
2001.

10.2 Amendment No. 2, dated as of June 29, 2001, to the Alliance Agreement, dated as of November 24, 1999, between TTR and Macrovision Corporation.

10.3 Agreement dated as of June 22, 2001 between TTR and Ripp Entertainment Group Inc.

10.4 Pledge Agreement made July 9, 2001 by Ripp Entertainment Group Inc. in favor of TTR.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TTR TECHNOLOGIES, INC.
                                          Registrant


Date: August 13, 2001                     By /s/ Matthew L. Cohen

                                          Matthew L. Cohen

                                          Chief Financial Officer &
                                          Executive Vice President,
                                          Business Development