Form 10-Q
period 2001-09-30
TTR TECHNOLOGIES INC
filed 2001-11-14
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

                                       or

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

                                Matthew L. Cohen
                            Chief Financial Officer,
                 Executive Vice President, Business Development
                             TTR Technologies, Inc.
                              575 Lexington Avenue
                            New York, New York 10022
                                 (212) 527-7599
            (Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of November 14, 2001, is 17,367,840 shares.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements *
          Consolidated Balance Sheets
                September 30, 2001 and December 31, 2000                       1

          Consolidated Statements of Operations
               For the nine and three months ended September 30, 2001
               and 2000                                                        2

          Consolidated Statements of Comprehensive Loss
               For the nine and three months ended September 30, 2001
               and 2000                                                        3

          Consolidated Statements of Cash Flows
               For the nine months ended September 30, 2001 and 2000           4

          Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis                                  7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Changes in Securities                                                 11

Item 3. Defaults upon senior securities                                       12

Item 4. Submission of Matters to a Vote of Security Holders                   12

Item 5. Other Information                                                     12

Item 6. Exhibits and Reports on Form 8-k                                      12

Signatures                                                                    13

      *The Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,    December 31,
                                                                2001             2000
                                                                ----             ----
ASSETS                                                       (Unaudited)       (Audited)
Current assets
  Cash and cash equivalents                                 $   5,850,738    $   8,234,686
  Accounts receivable                                               1,019            1,019
  Note receivable                                                 130,000               --
  Prepaid expenses and other current assets                       107,199          101,208
                                                            -------------    -------------

  Total current assets                                          6,088,956        8,336,913

Property and equipment - net                                      210,162          220,957

Investment in ComSign, Ltd.                                     1,261,504        1,790,843
Security deposit                                                    3,550               --
                                                            -------------    -------------

  Total assets                                              $   7,564,172    $  10,348,713
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
  Accounts payable                                          $     202,024    $      46,726
  Accrued expenses                                                288,812          167,731
                                                            -------------    -------------

  Total current liabilities                                       490,836          214,457

Accrued severance pay                                             209,471          137,299
                                                            -------------    -------------

  Total liabilities                                               700,307          351,756
                                                            -------------    -------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value;
 5,000,000 shares authorized; none issued and outstanding              --               --
Common stock, $.001 par value;
 50,000,000 shares authorized; 17,367,840 and 17,356,340
 issued and outstanding, respectively                              17,368           17,357
Additional paid-in capital                                     40,517,102       40,340,966
Other accumulated comprehensive income                             34,411           46,246
Deficit accumulated during the development stage              (33,550,762)     (29,627,041)
 Less: deferred compensation                                     (154,254)        (780,571)
                                                            -------------    -------------

   Total stockholders' equity                                   6,863,865        9,996,957
                                                            -------------    -------------

   Total liabilities and stockholders' equity               $   7,564,172    $  10,348,713
                                                            =============    =============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     From
                                                                                   Inception
                                                           Nine Months              (July 14,     Three Months
                                                              Ended                 1994) to         Ended
                                                           September 30,          September 30,   September 30,
                                                      2001            2000            2001            2001            2000
                                                      ----            ----            ----            ----            ----
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenue                                           $         --    $      2,014    $    125,724    $         --    $         --

Expenses
   Research and development (1)                        662,681         936,008       4,715,417         289,354         179,286
   Sales and marketing (1)                             301,686         493,538       4,200,134          95,758         129,443
   General and administrative (1)                    1,912,071       1,489,639       7,038,275         547,637         542,762
   Stock based compensation                            785,215       1,202,792      11,239,805         288,387         442,314
                                                  ------------    ------------    ------------    ------------    ------------

   Total expenses                                    3,661,653       4,121,977      27,193,631       1,221,136       1,293,805
                                                  ------------    ------------    ------------    ------------    ------------

Operating loss                                      (3,661,653)     (4,119,963)    (27,067,907)     (1,221,136)     (1,293,805)
Other (income) expense
   Legal settlement                                         --              --         232,500              --              --
   Loss on investment                                       --              --          17,000              --              --
   Other income                                             --              --         (75,000)             --              --
   Net losses of affiliate                             506,443          74,305         715,600         190,254          74,305
   Amortization of deferred financing costs                 --              --       4,516,775              --              --
   Interest income                                    (246,788)       (396,226)       (833,036)        (55,812)       (155,104)
   Interest expense                                      2,413           5,473       1,909,016             161             836
                                                  ------------    ------------    ------------    ------------    ------------

Total other (income) expenses                          262,068        (316,448)      6,482,855         134,603         (79,963)
                                                  ------------    ------------    ------------    ------------    ------------

Net loss                                          $ (3,923,721)   $ (3,803,515)   $(33,550,762)   $ (1,355,739)   $ (1,213,842)
                                                  ============    ============    ============    ============    ============

Per share data:

    Basic and diluted                             $      (0.23)   $      (0.24)                   $      (0.08)   $      (0.07)
                                                  ============    ============                    ============    ============

Weighted average number
  of common shares used in
  basic and diluted loss per share                  17,362,672      15,695,510                      17,366,278      16,934,164
                                                  ============    ============                    ============    ============

(1) Excludes non-cash, stock based compensation expense as follows:

    Research and development                      $         --    $    230,558    $    456,239    $         --    $     33,956
    Sales and marketing                                139,111          59,064       5,183,619         122,352          19,668
    General and administrative                         646,104         913,170       5,599,947         166,035         388,690
                                                  ------------    ------------    ------------    ------------    ------------

                                                  $    785,215    $  1,202,792    $ 11,239,805    $    288,387    $    442,314
                                                  ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                     From
                                                                                   Inception
                                                         Nine Months               (July 14,            Three Months
                                                            Ended                  1994) to                Ended
                                                        September 30,            September 30,          September 30,
                                                     2001            2000            2001            2001            2000
                                                     ----            ----            ----            ----            ----
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Net loss                                         $ (3,923,721)   $ (3,803,515)   $(33,550,762)   $ (1,355,739)   $ (1,213,842)

Other comprehensive income (loss)
      Foreign currency translation adjustments        (11,835)        (10,069)         34,411         (10,212)         21,915
                                                 ------------    ------------    ------------    ------------    ------------

        Comprehensive loss                       $ (3,935,556)   $ (3,813,584)   $(33,516,351)   $ (1,365,951)     (1,191,927)
                                                 ============    ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   From
                                                                                                                Inception
                                                                                       Nine Months              (July 14,
                                                                                         Ended                   1994) to
                                                                                      September 30,            September 30,
                                                                                 2001             2000             2001
                                                                                 ----             ----             ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                   $  (3,923,721)   $  (3,803,515)   $ (33,550,762)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
      Depreciation and amortization                                                 67,333           36,296          847,044
      Amortization of note discount and finance costs                                   --               --        4,666,225
      Translation adjustment                                                            --               --           (1,528)
      Beneficial conversion feature of convertible debt                                 --               --          572,505
      Stock, warrants and options issued for services and legal settlement         785,214        1,207,951       11,412,765
      Payment of common stock issued with guaranteed selling price                      --               --         (155,344)
      Net losses of affiliate                                                      506,443           74,305          715,600
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
          Accounts receivable                                                       (8,466)           9,300           (9,791)
          Other current assets                                                      (8,901)         (71,890)        (101,817)
          Other assets                                                              (3,550)           3,700           (3,550)
          Accounts payable                                                         156,860           18,542            5,575
          Accrued expenses                                                         144,748         (224,064)         777,481
          Accrued severance                                                         85,528          110,144          241,728
          Interest payable                                                              --               --          251,019
                                                                             -------------    -------------    -------------

    Net cash used by operating activities                                       (2,198,512)      (2,639,231)     (14,332,850)
                                                                             -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of fixed assets                                                   --           28,637           34,735
  Purchases of property and equipment                                              (72,084)         (80,222)        (860,023)
  Investment in ComSign, Ltd.                                                           --       (2,000,000)      (2,000,000)
  Note receivable                                                                 (130,000)              --         (130,000)
  Increase in organization costs                                                        --               --           (7,680)
                                                                             -------------    -------------    -------------

    Net cash used by investing activities                                         (202,084)      (2,051,585)      (2,962,968)
                                                                             -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                            17,255       13,496,004       21,175,377
  Stock offering costs                                                                  --               --         (475,664)
  Deferred financing costs                                                              --               --         (682,312)
  Proceeds from short-term borrowings                                                   --               --        1,356,155
  Proceeds from long-term debt                                                          --               --        2,751,825
  Proceeds from convertible debentures                                                  --               --        2,000,000
  Repayment of short-term borrowings                                                    --               --       (1,357,082)
  Repayments of long-term debt                                                          --           (2,458)      (1,615,825)
                                                                             -------------    -------------    -------------

    Net cash (used) provided by financing activities                                17,255       13,493,546       23,152,474
                                                                             -------------    -------------    -------------

Effect of exchange rate changes on cash                                               (607)             191           (5,918)
                                                                             -------------    -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (2,383,948)       8,802,921        5,850,738

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 8,234,686          209,580               --
                                                                             -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   5,850,738    $   9,012,501    $   5,850,738
                                                                             =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                              $       2,413    $       7,289    $     475,439
                                                                             =============    =============    =============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

Condensed summarized financial data for ComSign, Ltd. as of and for the nine months ended September 30, 2001, are as follows:

Condensed balance sheet data
     Current assets                                                 $   153,325
     Noncurrent assets                                                1,854,748
     Current liabilities                                              1,075,065
     Noncurrent liabilities                                                  --

Condensed statement of operations data
     Revenue                                                        $   175,514
     Net loss                                                          (634,281)

Note 4 - Employment Agreements

In June 2001, the Company entered into an employment agreement with its new Chief Financial Officer and Executive Vice President, Business Development. The agreement provides for an initial term of two years and is automatically renewable for additional one-year terms, unless earlier terminated in accordance with the agreement upon 60 days prior notice. The agreement provides for an annual salary of

$180,000 and the issuance of options under the Company's 2000 Equity Incentive Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $5.49 per share. The options vest in equal installments over three years, with the first 33,336 options vesting on June 1, 2002 and 8,333 options vesting quarterly thereafter.

Note 5 - Stock Option Plan

In May 2001 the Company's stockholders voted to increase the number of shares of common stock reserved for issuance under the Company's 2000 Equity Incentive Plan and the 1998 Non-Executive Directors' Plan by 2,000,000 and 50,000 shares, respectively.

Note 6 - Consulting Agreement

In June 2001, the Company granted 100,000 three-year warrants to a marketing consultant pursuant to a consulting agreement. The warrants vested upon issuance and are exercisable at a per share price of $6.00. Under the agreement, the Company has agreed to issue up to an additional 100,000 warrants to the consultant, if the Company executes use agreements with major record labels, as defined. The additional warrants will be granted at the rate of 20,000 warrants per use agreement, subject to certain timetables. The per share exercise price of the additional warrants is equal to the average of the closing price for the ten trading day period preceding the execution of such use agreement.

Under the terms of the agreement, in July 2001, the Company advanced a loan to the consultant in the amount of $130,000, evidenced by a promissory note. The note bears interest at the rate of 8% per annum, and is due on June 27 ,2002. As collateral for the loan, the consultant pledged his entire interest in all shares of the Company's common stock he then owned and those shares of common stock issuable upon the exercise of his warrants.

Note 7 - Subsequent event

As of October 7, 2001, the Company's Chief Operating Officer, Emanuel Kronitz, is no longer employed by the Company. Under the terms of his employment agreement, the Company is obligated to pay his annual salary of $250,000 per annum through September 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND EXPOSITION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, THE STATEMENTS BELOW REGARDING: THE COMPANY'S JOINT VENTURE WITH MACROVISION; THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUE; THE COMPANY'S INTENTIONS TO DEVELOP OR ACQUIRE OTHER TECHNOLOGIES; THE PROSPECTS FOR COMSIGN; AND THE COMPANY'S BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES. FORWARD-LOOKING STATEMENTS ARE SPECULATIVE AND UNCERTAIN AND NOT BASED ON HISTORICAL FACTS. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE DETAILED FROM TIME TO TIME IN REPORTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, AND INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT IN THE COPY PROTECTION INDUSTRY IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; RAPID TECHNOLOGICAL CHANGES; CHANGES IN GENERAL ECONOMIC AND MARKET CONDITIONS; CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; LABOR DISTURBANCES; AND CHANGES IN THE COMPANY'S ACQUISITION AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS QUARTERLY REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

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

The Company's copy protection technologies are designed to be transparent to the legitimate end-user. Copy protected CDs are designed to be compatible with and to play on currently existing compact disc playback devices.

      In November 1999, the Company entered into an agreement with Macrovision Corporation ("Macrovision") to jointly design, develop and market a copy protection product designed to thwart the illegal copying of audio content on CDs, DVDs and other optical media. The new product, currently undergoing large scale commercial pilots and internal tests by major and independent music labels, is being marketed under the brand name "SAFEAUDIO" and is based primarily upon the Company's MusicGuard(TM) technology as well as related Macrovision technology. SAFEAUDIO(R) is owned jointly by TTR and Macrovision. The Company granted to Macrovision an exclusive world-wide royalty bearing license to market SAFEAUDIO and all other technologies and products designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications. The Company is entitled to thirty percent (30%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SAFEAUDIO.

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

      The Company's immediate goal is to establish SAFEAUDIO as the leading product in the target market of audio content copy protection for the high-volume recording industry. Additionally, the Company is actively developing DVD-ROM copy protection and other technologies and looking to acquire technologies that are synergistic with the Company's current business and will enable it to leverage its knowledge base and skill.

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

      The Company is also engaged in researching various technologies relating to the distribution and security of content delivered over the Internet and digital rights management technologies for optical media based distribution . These efforts are led by a recently hired vice-president of Internet-based technologies.

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

      In April 2001, ComSign upgraded its status to a full VeriSign processing center and became a non-VeriSign Issuing Authority within the VeriSign Public Certification Services. The upgrade from a service center to a processing center allows ComSign to improve its service capabilities by issuing and distributing certificates directly from its facility in Israel. Pending the resolution of certain issues between ComSign and VeriSign, the processing center is currently not fully operational. During the three month period ended September 30, 2001, ComSign signed pilot programs with a software company, a health maintainance organization and a cellular telephone company.

      ComSign is currently in discussion with VeriSign to resolve certain issues between them, including the contract fees payable by ComSign under the terms of the license agreement, though no assurance can be provided that ComSign will be successful in reaching a mutually agreeable resolution of these issues. The Israeli market is facing a reduction in demand for information technology and security products very similar to that being experienced by United States based entities. Given the decrease in demand, if the fees payable by ComSign are not reduced upon terms mutually agreeable to ComSign and VeriSign, then, in the view of management, ComSign may not be able to continue operations as presently conducted.

      In order to address its cash flow needs for the next twelve months, in October 2001, ComSign entered into a three year commercial loan agreement with an Israeli based bank which allows it to borrow up to an aggregate of $1,000,000. Loan outstandings accrue interest at a per annum rate of Libor plus 1.75%, though interest is not payable until after the first year. The loan is secured by a standard first priority security interest in ComSign's property. The Company does not provide any guaranty or other security for the loan. The terms of the loan grant the lending bank options to purchase 6% of the equity of ComSign, at an exercise price based on a company valuation of $5 milion. If exercised in full, the Company's equity in Comsign will be reduced to 47% (on a fully-diluted basis).

      The Company's Chief Operating Officer, Emanuel Kronitz, was no longer employed by the Company as of October 7, 2001. Under terms of his employment agreement with the Company, the Company is obligated to pay out his annual salary of $250,000 per annum through September 2003.

      The Company has not had any significant revenues to date. As of September 30, 2001, the Company had an accumulated deficit of approximately $33.5 million. The Company's expenses relate primarily to expenses and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses.

Revenue Sources

      The Company expects, for the near-term, that its primary source of revenue will be royalties under the license agreement with Macrovision. However, no assurance can be provided that the SAFEAUDIO technology will be commercially successful or whether any royalties from the sale thereof will be generated. The Company is currently seeking to develop or acquire other technologies that will provide other sources of revenue. However, there can be no assurance that the Company will develop or acquire other technologies or if it does, that such technologies will generate any revenue or profits.

Results of Operations

Nine months ended September 30, 2001 ("2001 Period") compared to nine months ended September 30, 2000 ("2000 Period") and the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

      There were no revenues for the 2001 Period. Nominal revenues for the 2000 Period were derived from licensing fees of the Company's DiscGuard product, which has since been discontinued.

      Research and development costs for the 2001 Period were $662,681 as compared to $936,008 for the 2000 Period and $289,354 for the three month period ended September 30, 2001 as compared to $179,286 for the comparable period in 2000. The 2000 Period included the costs incurred in the development of SAFEAUDIO. Current research and development is focused on extending copy protection technology to DVD-ROMs. Additionally, the Company is engaged in research and development in related Internet applications. Commencing June 2001 and continuing through May 2002, the Company undertook to pay to Macrovision, on a monthly basis, the amount of $20,000, to partially cover unanticipated expenses incurred in the development of SAFEAUDIO.

      Sales and marketing expenses for the 2001 Period were $301,686 as compared to $493,538 for the 2000 Period and $95,758 for the three-month period ended September 30, 2001 compared to $129,443 for the comparable period in 2000. This decrease is primarily attributable to the agreement with Macrovision whereby Macrovision assumed most of the sales and marketing expenses for SAFEAUDIO(R). The 2000 Period includes approximately $132,800 of reimbursements to Macrovision of certain sales and marketing expenses as provided for under the agreement.

      General and administrative expenses for the 2001 Period were $1,912,071 as compared to $1,489,639 for the 2000 Period and $547,637 for the three months ended September 30, 2001 as compared to $542,762 for the comparable period in 2000. This increase is primarily attributable to increased salaries for management and the hiring in June 2001 of a Chief Financial Officer and Executive Vice President for Business Development. The Company also incurred significant listing and associated fees in the 2001 Period relating its listing on the Nasdaq's National Market Quotation System.

      Stock-based compensation for the 2001 Period was $785,215 as compared to $1,202,792 for the 2000 Period and $288,387 for the three-month period ended September 30, 2001 compared to $442,314 for the same period in 2000. A significant portion of the expenses in the three month period ending September 30, 2001 related to the grant in June 2001 of three-year warrants to a consultant pursuant to a seven-month consulting agreement. The warrants vested upon issuance and are exercisable at a per share price of $6.00. The Company recorded a charge to deferred compensation in the amount of $285,000 relating to this issuance and is amortizing it over the service period.

      The Company's affiliate, ComSign Ltd., commenced operations in July 2000. The Company's share of the net losses for the 2001 Period and for the three-month period ended September 30, 2001 was $506,443 and $190,254, respectively. The net losses for the three month period ended September 30, 2000 was $74,305. A significant amount of these losses are attributable to the amortization of intangible assets.

      Interest income for the 2001 Period was $246,788 as compared to $396,226 for the 2000 Period and $55,812 for the three months ended September 30, 2001 as compared to $155,104 in the comparable period in 2000. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash to finance the Company's operations.

      The Company reported a net loss for the 2001 Period of $3,923,721 or $(.23) per share on a basic and diluted basis, as compared to a net loss of $3,803,515 or $(.24) per share for the 2000 Period and $1,355,739 or (.08) per share for the three-month period ended September 30, 2001 compared to $1,213,842 or $(.07) per share for the comparable period in 2000.

Liquidity and Capital Resources

      At September 30, 2001, the Company had cash of approximately $5.9 million, representing a decrease of approximately $2.4 million over December 31, 2000. Cash used by operating activities during the 2001 Period was $2.2 million compared to $2.6 million during the 2000 Period. During the nine month period ended September 30, 2001, the Company used $72,000 for the purchase of new equipment and $130,000 was loaned to a consultant for one year.

      The Company believes that cash on-hand is sufficient to meet its requirements for the next twelve months.

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

Not Applicable.

Item 2. Change in Securities & Use of Proceeds

Sale of Unregistered Securities

      There were no issuances for sale of any unregistered securities by the Company during the three month period ended September 2001.

Item 3. Default Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on 8-K

      (a) Reports on 8-K

(i) Report on Form 8-K filed on October 11, 2001 relating to the employment of the Company's then Chief Operating Officer.

(ii) Report on Form 8-K filed on July 16, 2001 relating to the amendment of the Company's alliance agreement with Macrovision.

      (b) Exhibits

None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TTR TECHNOLOGIES, INC.
                                            Registrant


Date: November 14, 2001                       By  /s/ Matthew L. Cohen

                                              Matthew Cohen,
                                              Chief Financial Officer &
                                              Executive Vice President, Business
                                              Development