Form 10-K405
period 2001-12-31
TTR TECHNOLOGIES INC
filed 2002-03-27
CIK 933955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            Annual Report for the Fiscal year ended December 31, 2001

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

      For the fiscal year ended December 31, 2001

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         Securities registered under Section 12(b) of the Exchange Act:

Title of each Class:             Name of each exchange on which registered
     None                                None

         Securities registered under Section 12(g) of the Exchange Act:
                 Common Stock, par value $0.001(Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 27, 2002, the Registrant had outstanding 17,593,896 shares of Common Stock, $0.001 par value per share. The aggregate market value of such common stock held by non-affiliates of the Registrant at March 25, 2002 was approximately $12.5 million. Such market value was calculated by using the closing price of such common stock as of such date as reported on the NASDAQ National Market.

      CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10K ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S JOINT VENTURE WITH MACROVISION; THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; THE PROSPECTS FOR COMSIGN; AND BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; RAPID TECHNOLOGICAL CHANGES; CHANGES IN TECHNOLOGY; FAILURE OF THE COMPANY'S TECHNOLOGY TO WORK; LACK OF MARKET ACCEPTANCE FOR SAFEAUDIO; INABILITY OF MACROVISION TO SUCCESSFULLY MARKET SAFEAUDIO; PERFORMANCE OF COMSIGN; THE AVAILABILITY OF AND THE TERMS OF FINANCING, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     Part I

Item 1. Business

Introduction

      TTR Technologies, Inc. (hereinafter, the "Company" or "TTR") designs and develops digital security technologies that provide copy protection for electronic content distributed on optical media and over the Internet. Optical media store data that may be retrieved by utilizing a laser and include compact discs, which are commonly referred to as CDs, and digital versatile discs which are commonly referred to as DVDs. DVDs that store software, including games and reference material, are referred to as DVD-ROMs. Copy-protected CDs are designed to be compatible with and to play on currently existing compact disc players and other play-back devices.

      In November 1999, we entered into an agreement with Macrovision Corporation to jointly design and develop a copy protection product designed to thwart the illegal copying of audio content on CDs. The new product is currently marketed under the brand name "SAFEAUDIO" and is based primarily upon our proprietary MusicGuard technology, a unique media-based technology designed to prevent the unauthorized copying of audio content distributed on CDs, as well as related Macrovision technology. SAFEAUDIO(TM) is owned jointly by TTR and Macrovision. Macrovision has an exclusive world-wide royalty bearing license to market SAFEAUDIO and all other related technologies and products jointly developed that are designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications. We are entitled to royalties of thirty percent (30%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SAFEAUDIO.

      We are continually working to expand our technologies in the areas of copy protection and Internet security. Presently, we are aggressively engaged in the design development and testing of technologies relating to DVD-ROMs and files downloaded from the Internet.

      The Company was incorporated under Delaware law in July 1994. The principal executive offices of the Company are located at 2 HaNagar Street, Kfar Saba, Israel. Additionally, the Company maintains executive and administrative offices in New York City at 575 Lexington Avenue, New York, New York 10022.

Industry Background

      Losses related to the unauthorized reproduction and use of music CDs present a continuing concern for the recording industry as well as performing artists. According to the Recording Industry Association of America, a national trade organization, the recording industry loses currently about $4.2 billion annually to global piracy of recorded music. The widespread use of new technologies enables the distribution of music files electronically via the Internet, further exacerbating the piracy problem.

      The cost of producing good quality copies of CDs has been declining steadily over the past four years. Until recently, to produce good quality CDs required a significant investment. Recent developments in consumer electronics technology have enabled consumers to purchase a CD burner (recorder) from a local retail outlet for as little as $100. CD burners now often are bundled with new computers. Blank recordable discs are widely available for less than $0.50. With this technology, even the casual user can easily copy unprotected CDs.

      Additionally, it is now possible to easily download music via the Internet due to the widespread use of MP3 compression technology. This technology has made the Internet a feasible vehicle for the electronic transmission of music. Today there are thousands of websites offering music files in MP3 format. According to a recent survey, 1.9 billion music tracks are exchanged or downloaded each month on one popular website. Additionally, there exist today many peer to peer file sharing services and software that facilitate the exchange of music without a central server. Most of the music being downloaded, however, is pirated; i.e., no royalties are being paid to the artists or to the record companies that produced this music. The music industry, in an effort to gain a foothold in this market and limit the consequences of piracy has launched various subscription services allowing online access to music for a monthly fee. Subscribers use the service to download music files to their computers. The downloaded music is, however, locked to the computer and may not be moved from the computer to which it was downloaded, thereby interfering with consumers' enjoyment of the music. According to a recent report by Jupiter, portability is a priority for on-line music subscribers.

      Attempts by third parties to circumvent copy protection technologies have been and are expected to be a persistent problem, despite the United States Digital Millennium Copyright Act. Effective as of May 2000, the Act outlaws copy protection circumvention devices and technologies and provides for both criminal and civil penalties for companies or individuals who import, produce or distribute devices designed to circumvent copy protection devices and technologies.

      Several companies have developed copy protection technologies to prevent unauthorized CD burning. These have gained the interest of the major music labels and others in the music industry. To management's knowledge, to date no commercial contracts have been announced respecting the license or other use of any of the available technologies or products providing copy protection for audio content distributed on CDs.

                               CD Copy Protection

      The Company's management believes that SAFEAUDIO offers recording studios and artists a cost-effective solution to protect works distributed on CDs, while offering convenience to the end-user. We believe that SAFEAUDIO embodies proprietary know-how designed to prevent the unauthorized copying of CDs.

      SAFEAUDIO offers effective multi-level copy protection, enabling record labels to choose one or more protection techniques, depending on the record labels' requirements for a particular title or genre of music.

      SAFEAUDIO's "coding" protection is applied within the disc structure, without altering the sound wave files produced by the studio and without affecting the quality, original sound or clarity of the recording in any audible manner. The process ensures that the SAFEAUDIO protection is applied at a precisely targeted location on the CD, so that the CD player circuitry will be able to play-back the music as originally intended without any unwanted intrusion. If duplication of a protected disc is attempted, the unauthorized copy will be flawed and rendered useless with bursts of loud clicks interlaced within the music. The system is designed to be effective on all types of music and is designed to be usable on nearly all major commercially available play-back devices.

      SAFEAUDIO also contains "timing" and "hiding" options that may be used to increase the effectiveness of the protection. The "timing" protection feature offers increased security across all tracks by making it more difficult for PCs to read the discs. Attempts to rip or copy music protected with this feature on a conformant drive will result in either the attempt failing or in the music "jumping" or being distorted. The "hiding" option prevents the CD Audio tracks from being played on most PCs, and prevents the copying and ripping of audio by common software. This feature reduces PC and DVD player compatibility. For music protected with "hiding" or "timing" to play on a PC, the music must be recorded in data (or Yellow Book) format which can be read by a PC. This Yellow Book format music is encrypted and can be read by a PC player with digital rights management technology. The music is locked to the PC (and cannot be enjoyed elsewhere) using encryption to thwart copying.

      SAFEAUDIO protection does not affect the audio quality on compatible players. When SAFEAUDIO protected discs (using only the coding protection option) are played on PCs, consoles, Macs, etc., the user does not have to use a different or unfamiliar player with a different user experience, as with competing products. Users can choose their favorite software CD player. If timing and/or hiding are used, the user will be restricted to using players that have the digital rights management technology selected by the record label.

Mastering Equipment Manufacturers

      In order to produce SAFEAUDIO protected CDs, modifications to the encoder portion of the laser optics system in CD mastering equipment are required. Under the contract with Macrovision, Macrovision is responsible for coordinating with the companies which produce and sell these encoders. As of March __, 2002, SAFEAUDIO has been adopted and integrated by certain of the major encoder manufacturers and glass mastering facilities (e.g., Toolex Data Handling, Eclipse Data Technologies and Doug Carson & Associates, Inc.). Additionally, DaTARIUS Technologies GmbH, a manufacturer of high-end optical media quality control systems and process optimization solutions, has SAFEAUDIO-enabled its test equipment.

      Macrovision has authorized licensed CD replicators to replicate protected CDs. Macrovision has licensing arrangements in place with more than 75 replication facilities worldwide including the largest multinational replicators, such as, Sonopress, MPO, Americ Disc, Nimbus, Cinram, and JVC. Therefore, management believes that Macrovision is in a good position to leverage its current business relationships to the benefit of SAFEAUDIO. Currently, eighteen replicators have been authorized and outfitted to produce SAFEAUDIO protected CDs.

Marketing and Sales

      Under the agreement with Macrovision, Macrovision is responsible, at its expense, for the marketing of SAFEAUDIO and will determine the staffing and other resources to be allocated to the commercialization of the technology consistent with Macrovision's good faith determination of its commercial potential.

      The Company is entitled to royalties of thirty percent (30%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SAFEAUDIO. Under certain circumstances, the exclusive license relating to MusicGuard and the jointly developed technology that the Company granted to Macrovision reverts to a non-exclusive license as of the second anniversary of the commercial launch. Under the agreement with Macrovision, commercial launch is deemed to occur when a certain pre-designated number of protected music CDs are manufactured, with a certain specified number being manufactured by at least one of certain designated major commercial music labels.

      The Company has a limited internal sales and marketing capability. To maintain its focus on product development and to avoid the expense of establishing its own global sales and marketing staff, the Company does not anticipate entering into any markets where a large sales force would be required.

New Products and Technologies

      As of March 2002, the Company completed a proto-type for a DVD-ROM copy protection solution and is continuing its development efforts toward a commercial product/solution. A DVD-ROM is a digital versatile disc containing read-only memory. This means that information content on a DVD-ROM cannot be modified. Although DVD-ROM can contain all types of information content including, software, music, video and text, conventionally, DVD-ROM refers to DVDs containing software content. DVD-ROMs containing content other than software are referred to simply as DVDs. Our solution is currently being tested by replicators.

      We are also engaged in researching various technologies relating to the distribution and security of content delivered over the Internet. To lead this effort, we hired a vice-president of Internet-based technologies early in 2001.

      Under the Company's agreement with Macrovision, we granted to Macrovision an exclusive right of first refusal through December 31, 2009, with respect to the acquisition of all rights in or worldwide exclusive marketing and distribution rights to any music copy protection technology that we develop, and any Internet digital rights management technologies developed by the Company which are applicable to music, music video, video, software or data publishing products or markets. The DVD and internet technologies noted above may, in management's view, be subject to such right of first refusal.

      In connection with the design and development of DiscGuard, the Company's proprietary software anti-piracy product, TTR's Israeli subsidiary has received, through December 31, 2001, grants totaling $210,000 from the Office of the Chief Scientist of the State of Israel. The Company is required to pay royalties to the Chief Scientist on proceeds from the sale of products derived from the research and development funded by such grants at the rate of 3% of the sales revenue for the first three years of such sales, 4% for the following three years, and 5% thereafter, up to a maximum of 100% of such grants, plus accrued interest. For example, royalties will be payable to the Chief Scientist based on royalties the Company receives from Macrovision relating to DiscGuard. The Company's obligation to pay royalties to the Chief Scientist is linked to the exchange rate of the dollar and the New Israeli Shekel. Also, the Chief Scientist places certain restrictions on the transfer of ownership of the technology funded by that office. Management does not presently anticipate transferring ownership of the technology developed by it to third parties.

Research & Development

      From the date of inception through December 31, 2001, the Company expended approximately $5 million on research and development activities, including approximately $950,000 for the year ended December 31, 2001, and approximately $1.1 million for the year ended December 31, 2000. The amounts expended in 2001 were used primarily for the enhancement of SAFEAUDIO, developing and expanding DVD anti-copying protection and security technologies relating to files downloaded from the Internet. We expect to modestly increase our research and development levels due to expanded activities in the new areas of development.

Competition

      To management's knowledge, there are currently three other companies active in the field of designing and developing technology designed to prevent the unauthorized copying of compact discs. MidbarTech, a private Israeli company, has a solution that has been, to management's knowledge, tested by the major labels in Europe and the United States and is currently marketed under the tradename "Cactus Data Shield". We believe that Sony also has a product that it is marketing to the industry under the tradename "Key2Audio". SunnComm, a U.S. based company whose securities are traded on over-the-counter market, publicly announced the execution of use agreements for CD anti-copy technology. There can be no assurance that these technologies will not become more widely accepted than SAFEAUDIO or that other companies will not enter the market in the future. There can be no assurance that companies with substantially greater financial, technological, marketing, personnel and research and development resources than ours will not develop and begin marketing a similar technology.

      There can be no assurance that the Company will be able to continue developing products with innovative features and functions, or that development by others of similar or more effective products will not render the Company's products or technologies noncompetitive or obsolete.

Proprietary Rights

      The Company currently relies on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in the Company's products and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that competitors will not independently develop such processes, concepts, ideas and documentation. The Company has filed patent applications in the United States, Israel, Brazil, Canada, Australia, Mexico, Europe, Britain, Germany, Russia, China, Korea, Japan, New Zealand and under the Patent Cooperation Treaty with respect to the technologies underlying DiscGuard and MusicGuard. As of March 2002, three patents have been issued to the Company with respect to authenticating and copy protecting digital optical media, which patents are in effect through 2018. The Company has also applied for and received a United States trademark registration of MusicGuard. There can be no assurance that any patent will be issued in respect of any currently pending application or that the Company's proprietary technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company.

      The Company's policy is to require our employees, consultants, and other advisors to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship with the Company shall be the Company's exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

Employees

      The Company employs 13 full-time employees. Two of the employees, the Company's Chief Financial Officer and its Vice-President for Corporate Strategy, are based in the Company's offices in New York. The remaining employees are based in Israel. Except as indicated below with respect to employees of our Israeli subsidiary, none of the Company's employees is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its relations with employees to be good.

      The Company's future performance depends highly upon the continued service of Dr. Baruch Sollish, our Chief Technology Officer, as well as other members of our senior management team.

      The Company believes that its future success will also depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, technical, sales and marketing personnel. Hiring for such personnel is competitive, and there can be no assurance that the Company will be able to retain its key employees or attract, assimilate or retain the qualified personnel necessary for the development of its business.

Minority Subsidiary

      In July 2000, the Company purchased a 50% equity interest in ComSign Ltd. ("ComSign"), an Israeli based company which is the exclusive marketer in Israel and in the territories controlled by the Palestinian Authority of VeriSign Inc.'s digital authentication certificates and related services. The remaining 50% equity interest in ComSign is held by a private company based in Israel. VeriSign, Inc. is a leading provider of Internet based trust services. The agreement between ComSign and VeriSign provides ComSign with the rights to market these services in the designated territory for a period of six years and a sharing of revenues derived from these activities. ComSign is to receive 50% of net revenues from web certificates and between 50-70% for Onsite services (a product designed to enable ComSign's customers to directly sign up their clients to receive and use a digital certificate). ComSign is focusing on marketing the VeriSign web certificates and onsite enterprise services. ComSign plans to exploit VeriSign's brand and dominant position to build a key position in the Israeli market for trust and Internet security services and products.

      According to the Teleseker/Taylor Nelson Sofres report, Israel has the twelfth highest rate of Internet access in the world with approximately 20% of the population over the age of 13 connected to the World Wide Web. There are currently approximately 20,000 registered domains in Israel and according to the IDC that number should reach 34,000 by mid- 2003. Domains primarily engaged in commercial transactions over the Internet are, in management's view, candidates to license the web certificate service. Management believes that large corporations, educational institutions, financial institutions, health services and government agencies are candidates to purchase the onsite services.

      In April 2001, ComSign upgraded its status to a full VeriSign processing center and became a non-VeriSign Issuing Authority within the VeriSign Public Certification Services. The upgrade from a service center to a processing center allows ComSign to improve its service capabilities by issuing and distributing certificates directly from its facility in Israel.

      ComSign is currently in discussion with VeriSign to resolve certain issues between them, including the contract fees payable by ComSign under the terms of the license agreement, though no assurance can be provided that ComSign will be successful in reaching a mutually agreeable resolution of these issues. Despite the opportunities referred to above, the Israeli market is facing a reduction in demand for information technology and security products very similar to that being experienced by United States based entities. Given the decrease in demand, if the license fees payable by ComSign are not reduced upon terms mutually agreeable to ComSign and VeriSign, then, in the view of management, ComSign may not be able to continue operations as presently conducted.

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

Political Conditions

      Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Additionally, from time to time since December 1987, Israel has experienced civil unrest, primarily in the West Bank and Gaza Strip territories administered by Israel since 1967. A peace agreement between Israel and Egypt was signed in 1979, a peace agreement between Israel and Jordan was signed in 1994 and, since 1993, several agreements between Israel and Palestinian representatives have been signed. Since September 2000, however, there has been intense violence, hostility and on-going clashes between the Palestinians and Israeli Security Forces through-out the West Bank and the Gaza Strip. Israel has not entered into any peace agreement with Syria or Lebanon and is still in a state of war with these countries. Further, there have been delays in the negotiations and implementation of the agreements with the Palestinians. There can be no assurance as to whether or how the "peace process" will develop or what effect it may have upon the Company. Beginning in 1948, nearly all Arab countries formally adhered to a boycott of Israel and Israeli companies and, since the early 1950's of non-Israeli companies doing business in Israel or with such companies. Despite measures to counteract the boycott, including anti-boycott legislation in the United States, the boycott has had an indeterminate negative effect upon trade with and foreign investment in Israel. The Company does not believe that the boycott has had a material adverse effect on it, but there can be no assurance that restrictive laws, policies or practices directed toward Israel or Israeli businesses will not have an adverse impact on the operation or expansion of the Company's business.

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

      During 1997, the monetary policy of the Bank of Israel changed in several respects. These changes included a decision of the Bank of Israel to reduce its intervention in the currency markets to allow the NIS to trade more freely. In addition, the Bank of Israel has adopted and implemented certain measures to liberalize foreign currency regulations. There are currently no Israeli currency control restrictions on remittance of dividends or the proceeds from the sale of the ordinary shares, although legislation remains in effect pursuant to which currency controls may be imposed by administrative action at any time. The Israeli government's monetary policy has contributed to relative price and exchange rate stability in recent years, despite fluctuating rates of economic growth and unemployment. The Israeli inflation rates for the years 2000 and 2001 were 0% and 1.4%, respectively. No assurance can be provided that the Israeli government will be successful in its attempts to keep prices and exchange rates stable.

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

                                  Risk Factors

      In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

      The Company has lost money in every quarter and year, and it expects these losses to continue in the foreseeable future.

      Since TTR began operations in 1994, the Company has lost money in every quarter and year. As of December 31, 2001, the Company had an accumulated deficit of approximately $35 million. The Company had no revenues in 2001. TTR's ability to generate revenue depends primarily upon Macrovision's success in promoting and marketing the technology, as well as the ability to independently successfully develop and commercialize other products. There can be no assurance that the Company will ever generate revenues and, if it ever does, that the levels of revenues will allow the Company to become profitable.

      TTR's relationship with Macrovision is very important to TTR, since Macrovision is the exclusive licensee of SAFEAUDIO and is responsible for marketing SAFEAUDIO.

      As of November 24, 1999, the Company entered into a ten-year agreement with Macrovision to jointly develop a commercially viable anti-piracy protection technology and product for audio content distribution on optical media. The Company granted to Macrovision exclusive worldwide royalty bearing rights to the Company's proprietary anti-piracy technology, MusicGuard, which serves, in large part, as the basis for SAFEAUDIO, the audio content protection technology marketed by Macrovision. Under the terms of the agreement, Macrovision is responsible for promoting and marketing SAFEAUDIO. Macrovision has the discretion to determine the staffing and resources it allocates to commercialize the technology consistent with Macrovision's good faith determination as to the technology's commercial potential. The Company also granted to Macrovision exclusive rights to its proprietary CD software anti-piracy protection technology, DiscGuard. Only a limited portion of the license for DiscGuard is royalty bearing and Macrovision is not required to pay any minimum royalties in order to retain its exclusivity. The Company expects that sales through Macrovision, if any, will account for most of the Company's revenues for at least the next two years. The Company believes that the rapid penetration by SAFEAUDIO in the recording industry in the United States and Europe to be crucial to its success. If the Company is unable to effectively manage and maintain its relationship with Macrovision or for any reason Macrovision cannot successfully market SAFEAUDIO, the Company's business will be materially adversely affected. In addition, the Company's condition could be adversely affected by changes in the financial condition of Macrovision or by any changes to Macrovision's business.

      As discussed in "Business - CD Copy Protection", music in data (Yellow
Book) format is often locked to the PC (encrypted) to prevent copying of the music in data format. Macrovision and the Company both have digital rights management products to create the key to unlock the encrypted Yellow Book format in which the music may exist. The Company's operative assumption had been that Macrovision's product, SafeAuthenticate, if ever sold in conjunction with SafeAudio, would be an insignificant portion of the price of the SafeAudio product. However, it is possible that Macrovision's pricing policy may potentially effectively reduce the SafeAudio revenues for the Company.

      The Company currently has only one commercially viable product or technology and it cannot assure you that it will develop any additional commercially viable products or technologies.

      Other than SafeAudio, the Company has no other currently commercially viable product. The Company has also given to Macrovision an exclusive worldwide partially royalty-bearing license to DiscGuard, which the Company launched commercially in February 1998. The Company expects that Macrovision will use components of DiscGuard to support its CD-ROM product, SafeDisc(TM). Although the Company is working to develop technologies with applications in other areas, including DVD-ROM copy protection and Internet related security, these technologies are not currently ready to be commercialized. Additonally, there can be no assurance that the Company will have sufficient resources to commercialize these technologies.

      Even if TTR develops other commercially viable technologies, the right of first refusal granted to Macrovision with respect to certain products may impair the Company's ability to exploit them.

      Under the terms of our agreement with Macrovision, the Company granted to Macrovision first refusal rights until December 31, 2009 with respect to any music protection technology that it develops which is not included in the license to Macrovision and any Internet digital rights management technologies that it develops which are applicable to music, music video, video, software or data publishing products or markets. These rights include rights of ownership if the Company decides to sell the technology or grant worldwide exclusive marketing or distribution rights if it decides to license the technology. The Company's obligation is to negotiate a sale or license to Macrovision in good faith should it receive a bona fide offer from a third party to purchase or license on an exclusive world-wide basis the technology. As is ordinarily the case where a right of first refusal is granted, the existence of this right may impair the Company's ability to fully exploit the commercial potential inherent in other technology that the Company may develop which is subject to this right by creating the possibility that an interested third party may abstain from making an offer for such technology due to a possible concern on the part of such third party that its offer will be utilized by the Company solely for negotiating an offer from Macrovision on more favorable terms.

      The Company has only been in business for a limited period of time, so your basis for evaluating it is limited.

      The Company is a development stage company with a limited history of operations. Prior to the commencement of its joint efforts with Macrovision to develop SAFEAUDIO and before its software product, DiscGuard, first became commercially available in February 1998, the Company was engaged primarily in research and development. As a result, there is a limited history of operations for evaluating the Company's business. You must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the audio content copy protection and anti-piracy market. Some of these risks and uncertainties relate to:

      * the successful commercial launch by Macrovision of SAFEAUDIO;

      * the Company's ability to stay ahead of the efforts of hackers and counterfeiters to circumvent the Company's copy protection technologies;

      * the Company's ability to respond effectively to actions taken by competitors;

      * the Company's ability to build organizational and technical infrastructures to manage the Company's growth effectively;

      * the Company's ability to design, develop and implement effective products for existing clients and new clients;

      * the Company's ability to extend copy protection to DVDs and content delivered over the Internet; and

      * the Company's ability to attract, retain and motivate qualified personnel.

If the Company is unsuccessful in addressing these risks and uncertainties, its business, financial condition and results of operations will be materially and adversely affected.

      The market for audio content copy protection technology is unproven.

      The market for copy protection technology for audio content distribution on CDs, especially in the consumer multimedia market, is unproven. For the Company to be successful in entering this market, recording studios and artists must accept copy protection generally and also adopt SAFEAUDIO, the solution that the Company developed with Macrovision. There can be no assurance that copy protection of multimedia audio content distributed on CDs will be widely commercially accepted. For example, some consumers have reacted negatively to the introduction of copy protected CDs if they are prevented from copying the content of their favorite audio content. Moreover, copy protection may not be effective or compatible with all hardware platforms or configurations or may prove to be easily circumvented. Further, the technology the Company is developing with Macrovision may not achieve or sustain market acceptance under emerging industry standards. If the market for copy protection of audio content distributed on CDs fails to develop or develops more slowly than expected, or if SAFEAUDIO does not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

      There are several competitors in the copy protection industry and the Company may not be able to compete effectively against them.

      To management's knowledge, MidbarTech, a private Israeli company markets a CD copy protection product under the tradename "Cactus Data Shield" that, to management's knowledge, has to date protected millions of discs. Sony has a product that it is marketing to the industry under the tradename "Key2Audio". SunnComm, a U.S. based company whose securities are traded on over-the-counter market, publicly announced the execution of use agreements for CD anti-copy technology and there are a number of companies who claim to have an audio CD anti-piracy technology in some stage of development. There can be no assurance that these technologies will not be more widely accepted than SAFEAUDIO or that other companies will not enter the market in the future. There can be no assurance that companies with substantially greater financial, technological, marketing, personnel and research and development resources than those of the Company will not develop and begin marketing a similar technology.

      Third parties may be able to circumvent the Company's anti-piracy technology.

      The Company must continually enhance and upgrade audio content protection technology to stay ahead of the efforts of counterfeiters and hackers to circumvent its technologies, despite the new United States Digital Millennium Copyright Act. It is conceivable that counterfeiters and hackers could develop a way to circumvent the Company's copy protection techniques or that the Company will not be successful in designing and developing a version of SAFEAUDIO that is effective at preventing copying on a sufficient number of CD-ROM drives to induce music labels to adopt such technology. In either event, these may result in a potentially substantial decrease in the demand for Company products. Additionally, music rights owners could choose not to use the Company's anti-piracy technology if they believe that such technology will be unable to deter counterfeiters or if they believe it interferes with legitimate consumer use of the original copyrighted product. In this regard, the copy protection technologies are intended to prevent both consumer copying and professional remastering and replication. Any reduction in demand for the Company's technologies could have a material adverse effect on its business, financial condition and results of operations.

      The Company is vulnerable to technological obsolescence.

      The SAFEAUDIO technology is based upon a single set of core technologies. The market for this technology is characterized by rapid change, often resulting in product obsolescence or short product life cycles. Although the Company is not aware of any developments in the audio content protection industry which would render its planned products less competitive or obsolete, there can be no assurance that future technological changes or the development of new or competitive products by others will not do so. Additionally, it is possible that the medium that SAFEAUDIO is applied to, CDs, will be responsible for fewer purchases of music as alternate formats (e.g. digital downloads over the Internet) are developed.

      The Company may soon be delisted from the NASDAQ National Market.

      Since August 16, 2001, the daily closing price of the Company's stock on the NASDAQ National Market has fluctuated between $0.69 and $2.29. If the per share closing price remains below $1.00 for 30 consecutive business days, then, under certain conditions, the Company's stock could be delisted from trading on the NASDAQ National Market. Additionally, under the standards by which the Company shares remain qualified for listing on the NASDAQ National Market, until November 2002 the Company will be required to maintain net tangible assets of at least $4 million, at which time the Company must achieve stockholder equity of at least $10.0 million to maintain its listing. The Company does not expect to be able to record revenues in an amount to satisfy such requirement. If the Company is unable to generate revenues, then it will need to raise capital. No assurance can be furnished that the Company will be successful in raising such capital on terms and conditions acceptable to it or at all. Alternatively, the Company will be able to maintain its status on the NASDAQ National Market if the market capitalization of the Company at such time is at least $50.0 million (which translates into a per share price as of the date of the filing of this report of approximately $3) and it has at least four registered and active market makers. The Company has limited ability to control the price of the Company's stock. Consequently, if the Company fails to meet the foregoing standards, the Company's shares may soon be delisted from trading on the NASDAQ National Market.

      The Company has a limited number of employees and is particularly dependent on its Chief Technology Officer.

      The Company has a small number of employees. Although management believes that the Company maintains a core group of employees sufficient for it to effectively conduct its operations, the loss of certain key personnel could, to varying degrees, have an adverse effect on the Company's operations and product development. The loss of Dr. Baruch Sollish, the Company's Chief Technology Officer, would have a material adverse affect. The Company has not obtained "key-man" life insurance on the life of Dr. Sollish. Dr. Sollish resides in Israel.

      The Company may be required to write off its investment in ComSign.

      ComSign is currently negotiating with VeriSign to reduce the license fees payable by ComSign under the terms of the license agreement. The Israeli market is facing a reduction in demand for information technology and security products very similar to that being experienced by United States based entities. Given the decrease in demand, if the license fees payable by ComSign are not reduced upon terms mutually agreeable to ComSign and VeriSign, then, in the view of management, ComSign may not be able to continue operations as presently conducted. As of the date of the filing of this report, the Company does not consider the investment in ComSign to be impaired. However, there can be no assurance that the Company will not determine in the future that the investment has become impaired and consequently write-off such investment.

      The Company is subject to risks associated with international operations.

      The Company conducts business from its facilities in Israel and the United States, and through its exclusive licensee, Macrovision. Its international operations and activities subject the Company to a number of risks, including the risk of political and economic instability, difficulty in managing foreign operations, potentially adverse taxes, higher expenses and difficulty in collection of accounts receivable. Although the Company Israeli subsidiary receives most of its operating funds in U.S. dollars, a portion of its payroll and other expenses are fixed in the currency of Israel. Because the Company's financial results are reported in U.S. dollars, they are affected by changes in the value of the various foreign currencies that the Company uses to make payments in relation to the U.S. dollar. The Company does not currently cover known or anticipated operating exposures through foreign currency exchange option or forward contracts.

      The Company is subject to risks associated with operations in Israel.

      Although the Company's business plans envision that nearly all of the prospective customers for SAFEAUDIO as well as any other technology which it may in the future develop will be based outside of Israel, the Company's wholly-owned Israeli subsidiary TTR Technologies, Ltd., as well as its 50% owned subsidiary ComSign, maintains offices and research and development facilities in Israel and is directly affected by prevailing economic, military and political conditions that affect Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners might have a material adverse effect on the Company's business, financial condition or results of operations.

      The Company needs to establish and maintain licensing relationships with companies in related fields.

      The Company's success in developing and commercializing other technologies will depend in part upon its ability to establish and maintain licensing relationships with companies in related business fields, including international distributors. The Company believes that these relationships can allow it greater access to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities by these other companies may not be within the Company's control. The Company may not be able to maintain relationships or enter into beneficial relationships in the future. Other parties may not perform their obligations as expected. The Company's reliance on others for the development, manufacturing and distribution of its technologies and products may result in unforeseen problems. There can be no assurance that the Company's licensees will not develop or pursue alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means of developing or marketing products targeted by the collaborative programs and by the Company's products.

      The Company's efforts to protect its intellectual property rights may not be adequate.

      The Company's success depends on its proprietary technologies. The Company relies on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect its intellectual property rights. The Company's patents, trademarks or copyrights may be challenged and invalidated or circumvented. Any patents that issue from the Company's pending or future patent applications or the claims in pending patent applications may not be of sufficient scope or strength or be issued in all countries where the Company's products can be sold or its technologies can be licensed to provide meaningful protection or any commercial advantage to it. Others may develop technologies that are similar or superior to the Company's technologies, duplicate its technologies or design around the Company's patents. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that the Company regards as proprietary. Policing unauthorized use of the Company's proprietary information is difficult, and there can be no assurance that the steps we have taken will prevent misappropriation of its technologies. In the event that the Company's intellectual property protection is insufficient to protect its intellectual property rights, the Company could face increased competition in the market for its products and technologies, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Litigation may be necessary in the future to enforce any patents that may issue and other intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others.

      There can be no assurance that any litigation of these types will be successful. Litigation could result in substantial costs, including indemnification of customers, and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not this litigation is determined adversely to the Company. In the event of an adverse ruling in any litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringed technology. The Company's failure to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

      The rights of first refusal granted to Macrovision relating to the sale of our equity securities may impair the Company's ability to obtain other financing.

      In the January 2000 stock purchase agreement under which the Company sold to Macrovision $4 million of its common stock, the Company granted to Macrovision rights of first refusal to purchase equity securities (including securities convertible or exchangeable into common stock) that the Company proposed to sell to third parties if the amount of the securities to be sold would constitute a majority of the Company's outstanding common stock. Subject to some exceptions, the Company further granted to Macrovision a right to purchase its pro rata share (based on Macrovision's then current ownership of common stock) of any equity securities the Company offers in private transactions above a certain dollar amount. The existence of these rights may impair the Company's ability to obtain equity financing from third parties on terms satisfactory to it or at all because investors may be reluctant to devote the time and expense necessary to negotiate the terms of a transaction which the Company may not be able to consummate if Macrovision elects to exercise its rights. Although, Macrovision waived its right of first refusal with respect to our private placement in February 2000 of 1,800,000 shares of Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $10 million, we cannot assure you that Macrovision would do so with respect to any future financing.

      The Company's stock price is volatile and could continue to be volatile.

      Investor interest in the Company's common stock may not lead to the development of an active or liquid trading market. The market price of the Company's common stock has fluctuated in the past and is likely to continue to be volatile and subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The stock prices and trading volumes for many "high tech" companies fluctuate widely for reasons that may be unrelated to their business or results of operations. The market price of the Company's common stock may decline. General economic, market and political conditions could also materially and adversely affect the market price of the Company's common stock and investors may be unable to resell their shares of common stock at or above their purchase price.

      It may be difficult for a third party to acquire the Company.

      Provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if it would be beneficial to the Company's stockholders.

Item 2. Properties

      We lease a 2,400 square foot facility used in our research and development and administrative activities in Kfar Saba, Israel. The lease provides for a monthly rent of approximately $2,292 and an expiration date of May 31, 2002. Upon or near the expiration of the lease, we will move our research and development and administrative activities to new premises in Kfar Saba. Beginning April 1, 2002, we leased a 2,531 square foot facility at a monthly rent of approximately $3,000. The new lease expires on March 31, 2003 but is renewable, at the Company's option, for five one-year periods, with an increase of 3% in the rent for each of the first three (3) extensions and an increase of 7% for the remaining last two (2) extension periods. We did not need to improve this facility to meet the requirements of our research and development activities but purchased fixtures from the former tenant at an aggregate approximate cost of $20,000. Management believes that this facility is sufficient to meet its current and anticipated future requirements for research and development and administrative functions.

      We also lease 245 square feet of office space in midtown Manhattan, New York City, for our executive and administrative activities out of which work the Company's Chief Financial Officer, and its Vice-President of Corporate Strategy. The lease provides for a monthly rent of approximately $2,700 and expires on May 31, 2002. Management believes that the Company will be able either to renew the present lease or obtain suitable replacement facilities.

Item 3. Legal Proceedings

      The Company is not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's common stock, par value $0.001 per share (the "Common Stock") began to be quoted on the NASDAQ National Market as of February 6, 2001 under the symbol "TTRE". Prior to its quotation of the NASDAQ National Market, the Company's Common Stock, commencing October 23, 2000 through February 5, 2001, was quoted on the

NASDAQ SmallCap Market. Prior to the NASDAQ SmallCap listing, the Common Stock was quoted on the OTC Electronic Bulletin Board.

      The following table sets forth the range of high and low bid prices for the Common Stock as reported on the relevant NASDAQ National Market System, the NASDAQ SmallCap Market and the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc., Automated Quotations System for the periods indicated.

                                  Common Stock

Quarter Ended                                                  High         Low

  2001
December 31                                                   $ 2.29       $1.22
September 30                                                  $ 6.24       $0.69
June 30                                                       $ 6.33       $4.60
March 31                                                      $ 6.88       $4.75

  2000
December 31                                                   $ 8.75       $3.34
September 30                                                  $ 6.47       $3.31
June 30                                                       $ 6.69       $3.00
March 31                                                      $10.50       $4.97

      The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

      As of March 26, 2002, there were approximately 120 record holders of the Common Stock of the Company. We believe that there are a significant number of shares of Common Stock held either in nominee name or street name brokerage accounts and consequently, we are unable to determine the number of beneficial owners of the Common Stock.

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

Item 6. Selected Consolidated Financial Data

      The following table sets forth our consolidated financial data for the five years ended December 31, 2001. The selected consolidated financial data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from our consolidated financial statements for such years, which have been audited by Brightman Almagor & Co., a member of Deloitte Touch Tohmatsu, independent auditors. The consolidated financial data set forth below should be read in conjunction with our Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this prospectus.

                                                                                                                 From inception
                                                          Year Ended December 31,                                (July 14,1994)
                                                                                                                   to December
Income Statement Data:           1997             1998             1999              2000             2001           31, 2001
Revenues                             --      $    54,922      $     68,803      $      1,999               --      $   125,724
Total expenses                3,784,635        5,178,872         7,944,252         5,107,978        5,153,724      $28,685,702
Operating loss               (3,784,635)      (5,123,950)       (7,875,449)       (5,105,979)      (5,153,724)     $28,559,978
Net loss                    ($4,119,612)     ($5,578,540)     ($13,072,237)     $ (4,796,693)      (5,498,637)     $35,125,678

Net loss per share               ($1.35)          ($1.54)           ($2.07)           ($0.30)          ($0.31)
Weighted average shares
Outstanding                   3,054,519        3,615,908         6,321,719        16,006,403       17,560,013

                                                     Year Ended December 31,
                               1997            1998            1999            2000           2001
Balance Sheet Data:

    Working  capital
      (deficiency)          $  448,679     ($2,834,448)     ($494,744)     $ 8,122,456     $4,495,617
    Total assets             1,188,627         490,545        467,867       10,348,713     $6,550,947
    Total liabilities          278,898       3,588,712        798,863          351,756     $1,134,730
    Total Stockholders'
     equity (deficit)       $  677,229     ($3,098,167)     ($330,996)     $ 9,996,957     $5,416,217

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operation

      The Company designs and develops digital security technologies that provide copy protection for electronic content distributed on optical media and over the Internet. The Company has not had any significant revenues to date. As of December 31, 2001, the Company had an accumulated deficit of approximately $35.1 million. The Company's expenses related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses.

REVENUE SOURCE

      The Company expects, for the near-term, that its primary source of revenue will be royalties under the license agreement with Macrovision. However, no assurance can be provided that the SAFEAUDIO technology will be commercially successful or whether any royalties from the sale thereof will be generated. The Company is currently seeking to develop or acquire other technologies that may provide other sources of revenue. However, there can be no assurance that the Company will develop or acquire other technologies or if it does, that such technologies will generate any revenue or profits.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      There were no revenues in 2001. Nominal revenues in 2000 were derived from licensing fees of the Company's DiscGuard product, which has since been discontinued.

      Research and development costs in 2001 were $949,766 as compared to $1,111,889 in 2000. The 2000 period included the costs incurred in the development of SAFEAUDIO. Research and development costs in 2001 included the enhancement of SAFEAUDIO, developing and expanding DVD anti-copying protection and designing an effective anti-copying solution for application to files downloaded from the Internet. Commencing June 2001 and continuing through May 2002, the Company agreed to pay to Macrovision, on a monthly basis, $20,000 to partially cover unanticipated expenses incurred in the development of SAFEAUDIO.

      Sales and marketing expenses in 2001 were $399,523 as compared to $579,006 in 2000. The decrease is primarily due to Macrovision's assumption (since 2000) of most of the sales and marketing expenses for SAFEAUDIO, as provided for in the agreement. The 2000 period includes approximately $132,800 of reimbursements to Macrovision of certain sales and marketing expenses as required under the agreement.

      General and administrative expenses in 2001 were $2,894,616 as compared to $1,785,434 in 2000. The increase is primarily attributable to the adjustment of senior management salaries, the hiring in June 2001 of a Chief Financial Officer and Executive Vice President for Business Development, increased filing fees associated with the commencement of the Company's NASDAQ listing and increased expenditures in connection with public relations. Additionally, under the employment agreement entered into by the Company and its former Chief Operating Officer, the Company is obligated to pay the annual salary of such former officer through September 2003. As of October 2001, such officer was no longer employed by the Company. Accordingly, the Company accrued and charged during 2001 approximately $437,000, representing the aggregate salary payments through September 2003 to such former officer.


      Stock-based compensation for the year ended 2001 was $909,819 as compared to $1,631,649 for the year ended 2000. The 2000 period includes approximately $656,000 from stock options granted to the Company's CEO and Chief Technology Officer with exercise prices below the fair value of the underlying common stock. At December 31, 2001, the Company had deferred compensation of approximately $39,000, of which $31,000 will be amortized in the first quarter of 2002.

      The Company's affiliate, ComSign Ltd., commenced operations in July 2000. ComSign serves as VeriSign Inc.'s sole principal affiliate in Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. The Company's share of net losses for the year ended 2001 and for the seven-month period ended December 31, 2000 was, respectively, $618,090 and $209,157. The losses are primarily attributable to the amortization of intangible assets. In order to address its cash flow needs, in December 2001, ComSign entered into a three year commercial secured loan agreement with an Israeli bank pursuant to which ComSign borrowed the maximum available amount of $1,000,000. Loan amounts outstanding accrue interest at a per annum rate of Libor plus 2.5% during the first year following borrowing. The interest rate for subsequent years is to be fixed by agreement. The Company does not provide any guaranty or other security for the loan. The terms of the loan grant the lending bank options to purchase equity of ComSign in an amount equal to that purchasable at an aggregate purchase price of $300,000, based on ComSign's valuation at the time of exercise. ComSign's valuation has been set at a minimum of $5 million. If exercised in full at the minimum valuation of $5 million, the Company's equity in ComSign will be reduced from the initial 50% interest originally purchased in June 2000 to 47% (on a fully-diluted basis).

      Interest income for the year ended 2001 was $276,179 as compared to $524,253 for the year ended 2000. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash to finance Company operations as well as due to lower interest rates on invested balances.

      The Company reported a net loss for the year ended 2001 of $5,948,637 or $(0.31) per share on a basic and diluted basis, as compared to $4,796,693 or $(0.30) per share on a basic and diluted basis, for the year ended 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

      Revenues for the year ended 2000 were $1,999 and $68,803, respectively, and were derived from licensing fees of the DiscGuard product, which has since been discontinued.

      Pursuant to the agreement with Macrovision, the Company agreed to reimburse Macrovision for up to $1.0 million for research and development and sales and marketing expenses incurred within the first year of the joint development of SAFEAUDIO. In 2000, the Company reimbursed Macrovision $1.0 million.

      Research and development costs for the year ended 2000 were $1,111,889 compared to $345,989 for the year ended 1999. The increase is primarily attributable to the joint development efforts associated with SAFEAUDIO.

      Sales and marketing expenses for the year ended 2000 were $579,006 as compared to $815,586 for the year ended 1999. This decrease was primarily attributable to the Company's agreement with Macrovision whereby Macrovision assumed most of the sales and marketing responsibilities associated with SAFEAUDIO.

      General and administrative expenses for the year ended 2000 were $1,785,434 as compared to $630,090 for the year ended 1999. The increase was primarily due to increased general operations, additional legal and associated fees incurred in connection with the Company's application to be listed on NASDAQ's National Market System.

      Stock-based compensation for the year ended 2000 was $1,631,649 as compared to $6,152,587 for the year ended 1999. Due to the shortage of available funds in 1999, the Company compensated employees and other consultants by issuing common stock, warrants and options.

      The Company's affiliate, ComSign Ltd., commenced operations in July 2000. The Company's share of the net losses for the seven months ended December 31, 2000 was $209,157.

      Amortization of deferred financing costs for the year ended 1999 was $4,180,540. A significant portion of the financing costs was a result of the issuance of 1.3 million warrants in connection with the sale of the Company's 10% Convertible Debentures in 1999. Using Black-Scholes model for estimating fair value of the warrants, the Company recorded $3,845,000 as deferred financing costs and charged the entire balance to operations when the debentures were converted in October 1999.

      Interest income for the year ended 2000 increased to $524,253 from $3,689 for the year ended 1999. The increase is primarily attributable to the higher cash and cash equivalent balances resulting from the private placement of the Company's securities in February 2000.

      Interest expense for the year ended 2000 decreased to $5,810 from $1,109,937 for the year ended 1999. The decrease is primarily attributable to the reduction in debt.

      The Company reported a net loss for the year ended 2000 of $4,796,693 or $(0.30) per share on a basic and diluted basis, as compared to a net loss of $13,072,237 or $(2.07) per share on a basis and diluted basis, for the year ended 1999. Of the net loss for 2000, $1.0 million is attributable to the reimbursement to Macrovision.

Liquidity and Capital Resources

      At December 31, 2001, the Company had cash and cash equivalents of approximately $4.9 million, representing a decrease of approximately $3.3 million over December 31, 2000.

Cash used by operating activities during 2001 was $3.1 million compared to $3.4 million during 2000. In 2001, the Company used $214,000 in investing activities of which $87,000 was used for the purchase of property and equipment, and $130,000 was loaned to a consultant to the Company.

      The Company has no long-tem debt or any material commitments. The Company believes, that cash on-hand is sufficient to meet its requirements for the next 12 months.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company had no business combinations after June 30, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. Goodwill amortization associated with equity method investments in 2001 approximated $240,000.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS 144 as of January 1, 2002, but does not believe the statement will have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests its cash primarily in money market funds and certificates of deposit, which are subject to minimal credit and market risk. The Company has no long-term debt.

Foreign Currency Risk

      The Company is exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Most of the Company cash balances are held in dollar-based accounts. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 2001 was not material.

Item 8. Financial Statements

      The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    Part III

      The information called for by items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2001 and such information is incorporated herein by reference.

                                     Part IV

ITEM 14. Exhibits, Reports on Form 8-K and Financial Statements

(a) Exhibits

3.1 Certificate of Incorporation of TTR dated July 14, 1994 and Certificate of Amendment to the Certificate of Incorporation of TTR dated August 17, 1994(2)
3.2 Certificate of Amendment to the Certificate of Incorporation of TTR, dated January 30, 1999(3)
3.3 Certificate of Amendment to the Certificate of Incorporation of TTR, dated December 21, 1999(3)
3.4 Certificate of Amendment to the Certificate of Incorporation of TTR, dated July 15, 2000. (5)
3.4 By-Laws of TTR, as amended(2)

4.1 Specimen Common Stock Certificate(1)
4.2.1 Warrant dated November 29, 1999 between TTR and Biscount Overseas Ltd.(3)
4.2.2 Warrant dated November 29, 1999 between TTR and Biscount Overseas Ltd.(3)
4.2.3 Form of Class A Warrant between TTR and certain private investors(3)
4.2.4 Form of Agent Warrant between TTR and certain entities(3)
4.2.5 Form of Common Stock Purchase Warrant dated as of June, 2000, between TTR and Brean Murray & Co., Inc(4)
4.2.6 Warrant dated October 2, 2000 between TTR and Mantle International Investment Ltd(5)
4.2.7 Promissory Note made as of July 9, 2001 by Ripp Entertainment Group, Inc. in favor of TTR(6)
10.1 1996 Incentive and Non-Qualified Stock Option Plan, as amended (2)
10.2 Non-Executive Directors Stock Option Plan(2)
10.3 Employment Agreement between TTR Technologies Ltd. and Marc D. Tokayer (1)+
10.4 Employment Agreement between TTR Technologies Ltd. and Baruch Sollish (1)+
10.5 Alliance Agreement between TTR and Macrovision Corporation effective as of November 24, 1999(3)
10.6 Stock Purchase Agreement, effective as of January 10, 2000 between TTR and Macrovision Corporation(3)
10.7 Agreement between TTR and H.C. Wainwright & Co. Inc. dated February 8, 2000(3)
10.8 Form of Subscription Agreement dated February 18, 2000 between TTR and certain private investors and supplement thereto.(3)
10.9 Form of Registration Rights Agreement between TTR and certain private investors and supplement thereto(3)
10.10 Amendment to Employment Agreement between TTR and Baruch Sollish, dated July 22, 1998 (3)+
10.11 Agreement between TTR and Comda (1985) Ltd. and ComSign Ltd. dated as of June 4, 2000(4)
10.12 Agreement between TTR and Brean Murray & Co., Inc. dated June 19,2000(4)
10.13 Agreement between TTR and Bluestone Capital dated August 23, 2000(4)
10.14 2000 Equity Incentive Plan(4)
10.15 Restated Employment Agreement between TTR and Emanuel Kronitz, dated October 1, 2000 (5)+
10.16 Restated Employment Agreement between TTR Technologies Ltd and Emanuel Kronitz, dated as of October 1, 2000(5)+
10.17 Amendment to Employment Agreement between TTR and Marc Tokayer, dated February 1, 2001(5)+
10.18 Amendment to Employment Agreement between TTR and Baruch Sollish, dated February 1, 2001(5)+
10.19 Amendment No. 2, dated as of June 29, 2001, to the Alliance Agreement, dated as of November 24, 1999, between TTR and Macrovision Corporation (6)
10.20 Agreement dated as of June 22, 2001 between TTR and Ripp Entertainment Group Inc. (6)
10.21 Pledge Agreement made July 9, 2001 by Ripp Entertainment Group Inc. in favor of TTR (6)
10.22 Employment Agreement between TTR and Mathew L. Cohen dated June 1 2001
(6)+
10.23 Employment Agreement between TTR and Sam Brill dated as of November 5, 2001.*+
10.24 Amended 2000 Equity Incentive Plan*+
10.25 Amended Non-Executive Directors Stock Option Plan*+
21.1 Subsidiaries of TTR: TTR Technologies, Ltd., an Israeli corporation, wholly-owned by TTR.
23.1 Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants.*

*     Filed herewith.
+     Management Agreement.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, No. 333-11829, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an Exhibit to TTR's Registration Statement on Form S-1, No. 33-32662 and incorporated herein by reference.

(4) Filed as an Exhibit to TTR's Report on Form 10-Q for the third quarter of 2000 and incorporated herein by reference.

(5) Filed as an Exhibit to TTR's Report on Form 10-K filed for the year ended December 31, 2000 and incorporated herein by reference.

(6) Filed as an Exhibit to TTR's Report on Form 10-Q for the second quarter of 2001 and incorporated herein by reference.

(b) Reports on Form 8-K

(i) Report on Form 8-K filed for the month October 2001

(ii) Report on Form 8-K filed for the month July 2001

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

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities so indicated.

Signature                           Title                                       Date

/s/ Marc D. Tokayer                 Chief Executive Officer,
                                    Chairman of the Board
Marc D. Tokayer                     Principal Executive Officer                 March 27, 2002


/s/ Matthew L. Cohen                Chief Financial Officer                     March 27, 2002

Matthew L. Cohen


/s/ Baruch Sollish                  Vice President, Research
                                    & Development, Director                     March 27, 2002
Baruch Sollish


/s/ Sam Brill                       Vice President--Corporate
                                    Strategy, Director                          March 27, 2002

Sam Brill


/s/ Christopher Illick              Director                                    March 27, 2002

Christopher Illick


/s/ Michael Fine                    Director                                    March 27, 2002

Michael Fine


/s/ Michael Braunold                Director                                    March 27, 2002

Michael Braunold


/S/ Thomas McIntyre                 Director                                    March 27, 2002

Thomas McIntyre

                             TTR TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors                                              F-1

Consolidated Financial Statements

Balance Sheets as of December 31, 2001 and 2000                             F-2

Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and the period from July 14, 1994 (inception) to December
  31, 2001                                                                  F-3

Statements of Comprehensive Loss for the years ended December 31, 2001,
  2000 and 1999 and the period from July 14, 1994 (inception) to December
  31, 2000                                                                  F-4

Statements of Stockholder's Equity (Deficiency) for the period from
July 14, 1994 (inception) to December 31, 2001                              F-5

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 and the period from July 14, 1994 (inception) to December
 31, 2001                                                                   F-6

Notes to the Consolidated Financial Statements                              F-7


                                      (i)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
TTR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TTR Technologies, Inc. ("the Company") (a development-stage company) and its subsidiary at December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the three years ended December 31, 2001 and for the period from December 5, 1994 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 2001 and 2000, and the consolidated results of operations, comprehensive loss, stockholders' equity (deficit) and its cash flows for the three years ended December 31, 2001 and for the period from December 5, 1994 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte & Touche

Tel-Aviv, Israel
February 28, 2002

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,      December 31,
                                                                   2001              2000
                                                                   ----              ----
ASSETS
Current assets
     Cash and cash equivalents                                 $  4,915,269      $  8,234,686
     Accounts receivable                                                 --             1,019
     Note receivable                                                130,000                --
     Prepaid expenses and other current assets                      155,156           101,208
                                                               ------------      ------------

     Total current assets                                         5,200,425         8,336,913

Property and equipment - net                                        201,453           220,957

Investment in ComSign, Ltd.                                       1,145,519         1,790,843
Other assets                                                          3,550                --
                                                               ------------      ------------

     Total assets                                              $  6,550,947      $ 10,348,713
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
     Accounts payable                                          $    151,400      $     46,726
     Accrued expenses                                               553,408           167,731
                                                               ------------      ------------

     Total current liabilities                                      704,808           214,457

Accrued severance pay                                               429,922           137,299
                                                               ------------      ------------

     Total liabilities                                            1,134,730           351,756
                                                               ------------      ------------

STOCKHOLDERS' EQUITY
Preferred Stock,  $.001 par value;
  5,000,000 shares authorized; none issued and outstanding               --                --
Common stock,  $.001 par value;
  50,000,000 shares authorized; 17,593,896 and 17,356,340
   shares issued and outstanding, respectively                       17,594            17,357
Additional paid-in capital                                       40,526,583        40,340,966
Other accumulated comprehensive income                               36,934            46,246
Deficit accumulated during the development stage                (35,125,678)      (29,627,041)
  Less: deferred compensation                                       (39,216)         (780,571)
                                                               ------------      ------------

     Total stockholders' equity                                   5,416,217         9,996,957
                                                               ------------      ------------

     Total liabilities and stockholders' equity                $  6,550,947      $ 10,348,713
                                                               ============      ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    From
                                                                                                                  Inception
                                                                                Year                              (July 14,
                                                                               Ended                              1994) to
                                                                            December 31,                        December 31,
                                                              2001              2000              1999              2001
                                                              ----              ----              ----              ----
Revenue                                                   $         --      $      1,999      $     68,803      $    125,724

Expenses
     Research and development (1)                              949,766         1,111,889           345,989         5,002,502
     Sales and marketing (1)                                   399,523           579,006           815,586         4,297,971
     General and administrative (1)                          2,894,616         1,785,434           630,090         8,020,820
     Stock based compensation                                  909,819         1,631,649         6,152,587        11,364,409
                                                          ------------      ------------      ------------      ------------

     Total expenses                                          5,153,724         5,107,978         7,944,252        28,685,702
                                                          ------------      ------------      ------------      ------------

Operating loss                                              (5,153,724)       (5,105,979)       (7,875,449)      (28,559,978)

Other (income) expense
     Legal settlement                                               --                --                --           232,500
     Loss on investment                                             --                --                --            17,000
     Other income                                                   --                --                --           (75,000)
     Net losses of affiliate                                   618,090           209,157                --           827,247
     Amortization of deferred financing costs                       --                --         4,180,540         4,516,775
     Interest income                                          (276,179)         (524,253)           (3,689)         (862,427)
     Interest expense                                            3,002             5,810         1,019,937         1,909,605
                                                          ------------      ------------      ------------      ------------

Total other (income) expenses                                  344,913          (309,286)        5,196,788         6,565,700
                                                          ------------      ------------      ------------      ------------

Net loss                                                  $ (5,498,637)     $ (4,796,693)     $(13,072,237)     $(35,125,678)
                                                          ============      ============      ============      ============

Per share data:

      Basic and diluted                                   $      (0.31)     $      (0.30)     $      (2.07)
                                                          ============      ============      ============

Weighted average number
  of common shares used in
  basic and diluted loss per share                          17,560,013        16,006,403         6,321,719
                                                          ============      ============      ============

(1) Excludes non-cash, stock-based compensation expense as follows:

     Research and development                             $         --      $    230,258      $    200,878      $    456,239
     Sales and marketing                                       261,463            78,732         3,776,407         5,305,971
     General and administrative                                648,356         1,322,659         2,175,302         5,602,199
                                                          ------------      ------------      ------------      ------------

                                                          $    909,819      $  1,631,649      $  6,152,587      $ 11,364,409
                                                          ============      ============      ============      ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                              From
                                                                                                           Inception
                                                                   Year                                    (July 14,
                                                                  Ended                                     1994) to
                                                               December 31,                               December 31,
                                                          2001             2000             1999              2001
                                                          ----             ----             ----              ----
Net loss                                              $(5,498,637)     $(4,796,693)     $(13,072,237)     $(35,125,678)

Other comprehensive income (loss)
         Foreign currency translation adjustments          (9,312)         (10,725)          (22,444)           36,934
                                                      -----------      -----------      ------------      ------------

         Comprehensive loss                           $(5,507,949)     $(4,807,418)     $(13,094,681)     $(35,088,744)
                                                      ===========      ===========      ============      ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     Common Stock            Additional
                                                         Common Stock                 Subscribed               Paid-in
                                                     Shares       Amount        Shares        Amount           Capital
                                                     ------       ------        ------        ------           -------
Balances at July 14, 1994 (date of inception)              --    $     --            --    $         --     $         --

Issuances of common stock, par value $.001
     Services rendered                              1,200,000       1,200
     Cash                                           1,200,000       1,200                                         23,800

Net loss
                                                   ----------    --------       -------    ------------     ------------
Balances at December 31, 1994                       2,400,000       2,400            --              --           23,800

Common stock contributed                             (561,453)       (561)                                           561
Issuances of common stock, par value $.001
     Services rendered                                361,453         361                                         17,712
Stock options and warrants granted                                                                                   600
Foreign currency translation adjustment
Net loss
                                                   ----------    --------       -------    ------------     ------------
Balances at December 31, 1995                       2,200,000       2,200            --              --           42,673

Issuances of common stock, par value $.001
     Cash, net of offering costs of $11,467           850,000         850                                        362,683
Foreign currency translation adjustment
Net loss
                                                   ----------    --------       -------    ------------     ------------
Balances at December 31, 1996                       3,050,000       3,050            --              --          405,356

Common stock contributed                             (135,000)       (135)                                           135

Issuances of common stock, par value $.001
     Cash, net of offering costs of $832,551          908,000         908                                      5,000,440
     Services rendered                                 74,000          74                                        832,551
     Exercise of options                              374,548         375                                          3,370
Common stock subscriptions                                                       16,000         100,000
Sale of Underwriters warrants                                                                                         80
Stock options and warrants granted                                                                             1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                   ----------    --------       -------    ------------     ------------
Balances at December 31, 1997                       4,271,548       4,272        16,000         100,000        8,117,275

Common stock subscriptions                             16,000          16       (16,000)       (100,000)          99,984
Common Stock forfeited                             (1,000,000)     (1,000)                                          1000
Transfer of temporary equity to permanent capital      15,000          15                                         77,141
Issuances of common stock, par value $.001
     Cash                                              41,667          42                                         24,958
     Services rendered                                244,000         244                                        620,344
Stock options and warrants granted (cancelled)                                                                  (255,992)
Discount relating to shares and warrants issued       156,111         156                                        486,307
Amortization of deferred compensation
Warrant exchange                                      432,000         432                                           (432)
Foreign currency translation adjustment
Net loss
                                                   ----------    --------       -------    ------------     ------------
Balances at December 31, 1998                       4,176,326       4,177                                      9,170,585

Issuances of common stock, par value $.001
     Cash                                             314,774         315                                        225,140
     Services rendered                              1,227,000       1,227                                      1,669,548
     Exercise of option                             1,714,952       1,715                                      1,401,660
Stock options granted  (cancelled)                                                                             4,449,015
Conversion of debt into common stock                3,220,508       3,221                                      3,376,748
Fair value of warrants associated with finacing
     agreement                                                                                                 3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes                                                                                        572,505
Foreign currency translation adjustment
Net loss
                                                   ----------    --------       -------    ------------     ------------
Balances at December 31, 1999                      10,653,560      10,654                                     24,710,602

Issuances of common stock, par value $.001
     Cash, net of offering costs of $730,000        3,680,937       3,681                                     13,266,319
     Services rendered                                 16,269          16                                        114,609
     Exercise of options and warrants               3,005,574       3,006                                        220,716
Stock options granted                                                                                          2,028,720
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                   ----------    --------       -------    ------------     ------------
Balances at December 31, 2000                      17,356,340      17,357            --              --       40,340,966

Issuances of common stock, par value $.001
     Exercise of options and warrants                 237,556         238                                         17,012
Stock options granted                                                                                            168,604
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                   ----------    --------       -------    ------------     ------------
Balances at December 31, 2001                      17,593,896    $ 17,594            --    $         --     $ 40,526,583
                                                   ==========    ========       =======    ============     ============

                                                                      Deficit
                                                     Foreign        Accumulated
                                                     Currency         During
                                                   Translation      Development          Deferred
                                                    Adjustment         Stage           Compensation        Total
                                                    ----------         -----           ------------        -----
Balances at July 14, 1994 (date of inception)      $         --    $         --       $         --     $         --

Issuances of common stock, par value $.001
     Services rendered                                                                                        1,200
     Cash                                                                                                    25,000

Net loss                                                                (42,085)                            (42,085)
                                                   ------------    ------------       ------------     ------------
Balances at December 31, 1994                                --         (42,085)                --          (15,885)

Common stock contributed
Issuances of common stock, par value $.001
     Services rendered                                                                                       18,073
Stock options and warrants granted                                                                              600
Foreign currency translation adjustment                  22,652                                              22,652
Net loss                                                               (896,663)                           (896,663)
                                                   ------------    ------------       ------------     ------------
Balances at December 31, 1995                            22,652        (938,748)                --         (871,223)

Issuances of common stock, par value $.001
     Cash, net of offering costs of $11,467                                                                 363,533
Foreign currency translation adjustment                  35,044                                              35,044
Net loss                                                             (1,121,211)                         (1,121,211)
                                                   ------------    ------------       ------------     ------------
Balances at December 31, 1996                            57,696      (2,059,959)                --       (1,593,857)

Common stock contributed                                                                                         --

Issuances of common stock, par value $.001
     Cash, net of offering costs of $832,551                                                              5,001,348
     Services rendered                                                                    (500,000)         332,625
     Exercise of options                                                                                      3,745
Common stock subscriptions                                                                                  100,000
Sale of Underwriters warrants                                                                                    80
Stock options and warrants granted                                                      (1,875,343)              --
Amortization of deferred compensation                                                      972,567          972,567
Foreign currency translation adjustment                 (19,667)                                            (19,667)
Net loss                                                             (4,119,612)                         (4,119,612)
                                                   ------------    ------------       ------------     ------------
Balances at December 31, 1997                            38,029      (6,179,571)        (1,402,776)         677,229

Common stock subscriptions                                                                                       (0)
Common Stock forfeited
Transfer of temporary equity to permanent capital                                                            77,156
Issuances of common stock, par value $.001
     Cash                                                                                                    25,000
     Services rendered                                                                    (620,588)
Stock options and warrants granted (cancelled)                                             255,992
Discount relating to shares and warrants issued                                                             486,463
Amortization of deferred compensation                                                    1,173,139        1,173,139
Warrant exchange
Foreign currency translation adjustment                  41,386                                              41,386
Net loss                                                             (5,578,540)                         (5,578,540)
                                                   ------------    ------------       ------------     ------------
Balances at December 31, 1998                            79,415    $(11,758,111)          (594,233)      (3,098,167)

Issuances of common stock, par value $.001
     Cash                                                                                                   225,455
     Services rendered                                                                    (445,725)       1,225,050
     Exercise of option                                                                                   1,403,375
Stock options granted  (cancelled)                                                        (613,435)       3,835,580
Conversion of debt into common stock                                                                      3,379,969
Fair value of warrants associated with finacing
     agreement                                                                                            3,845,400
Amortization of deferred compensation                                                    1,374,518        1,374,518
Value assigned to beneficial conversion feature
     of convertible notes                                                                                   572,505
Foreign currency translation adjustment                 (22,444)                                            (22,444)
Net loss                                                            (13,072,237)                        (13,072,237)
                                                   ------------    ------------       ------------     ------------
Balances at December 31, 1999                            56,971    $(24,830,348)          (278,875)        (330,996)

Issuances of common stock, par value $.001
     Cash, net of offering costs of $730,000                                                             13,270,000
     Services rendered                                                                                      114,625
     Exercise of options and warrants                                                                       223,722
Stock options granted                                                                   (2,028,720)
Amortization of deferred compensation                                                    1,527,024        1,527,024
Foreign currency translation adjustment                 (10,725)                                            (10,725)
Net loss                                                             (4,796,693)                         (4,796,693)
                                                   ------------    ------------       ------------     ------------
Balances at December 31, 2000                            46,246    $(29,627,041)         (780,571)       9,996,957

Issuances of common stock, par value $.001
     Exercise of options and warrants                                                                       17,250
Stock options granted                                                                    (168,604)
Amortization of deferred compensation                                                     909,959          909,959
Foreign currency translation adjustment                  (9,312)                                            (9,312)
Net loss                                                             (5,498,637)                        (5,498,637)
                                                   ------------    ------------      ------------     ------------
Balances at December 31, 2001                      $     36,934    $(35,125,678)     $    (39,216)    $  5,416,217
                                                   ============    ============      ============     ============

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Year
                                                                                                        Ended
                                                                                                     December 31,
                                                                                       2001              2000
                                                                                       ----              ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $(5,498,637)     $ (4,796,693)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                                 85,597            58,066
          Amortization of note discount and finance costs                                   --                --
          Translation adjustment                                                                              --
          Beneficial conversion feature of convertible debt                                 --                --
          Stock, warrants and options issued for services and legal settlement         909,819         1,631,649
          Payment of common stock issued with guaranteed selling price                      --                --
          Net losses of affiliate                                                      618,090           209,157
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                         929             9,297
               Other current assets                                                    (57,063)          (62,030)
               Other assets                                                             (3,550)            3,700
               Accounts payable                                                        105,120          (355,881)
               Accrued expenses                                                        596,054          (171,181)
               Accrued severance                                                       122,141            97,962
               Interest payable                                                             --                --
                                                                                   -----------      ------------
        Net cash used by operating activities                                       (3,121,500)       (3,375,954)
                                                                                   -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                                 2,837            28,637
     Purchases of property and equipment                                               (86,931)         (105,354)
     Investment in ComSign, Ltd.                                                            --        (2,000,000)
     Note receivable                                                                  (130,000)               --
     Increase in organization costs                                                         --                --
                                                                                   -----------      ------------
        Net cash used by investing activities                                         (214,094)       (2,076,717)
                                                                                   -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                             17,250        13,493,722
     Stock offering costs                                                                   --                --
     Deferred financing costs                                                               --                --
     Proceeds from short-term borrowings                                                    --                --
     Proceeds from long-term debt                                                           --                --
     Proceeds from convertible debentures                                                   --                --
     Repayment of short-term borrowings                                                     --                --
     Repayments of long-term debt                                                           --           (16,308)
                                                                                   -----------      ------------
       Net cash provided by financing activities                                        17,250        13,477,414
                                                                                   -----------      ------------
Effect of exchange rate changes on cash                                                 (1,073)              363
                                                                                   -----------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (3,319,417)        8,025,106

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     8,234,686           209,580
                                                                                   -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 4,915,269      $  8,234,686
                                                                                   ===========      ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                                    $     3,002      $        869
                                                                                   ===========      ============
Noncash financing activity
       Conversion of debt and accrued interest to common stock


                                                                                                          From
                                                                                                        Inception
                                                                                                        (July 14,
                                                                                                        1994) to
                                                                                                      December 31,
                                                                                        1999              2001
                                                                                        ----              ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $(13,072,237)     $(35,125,678)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                                  94,016           865,308
          Amortization of note discount and finance costs                             4,394,216         4,666,225
          Translation adjustment                                                             --            (1,528)
          Beneficial conversion feature of convertible debt                             572,505           572,505
          Stock, warrants and options issued for services and legal settlement        6,266,398        11,537,370
          Payment of common stock issued with guaranteed selling price                       --          (155,344)
          Net losses of affiliate                                                            --           827,247
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                       (2,305)             (396)
               Other current assets                                                      (4,081)         (149,979)
               Other assets                                                                  --            (3,550)
               Accounts payable                                                        (694,469)          (46,165)
               Accrued expenses                                                        (109,220)        1,228,787
               Accrued severance                                                        (19,332)          278,341
               Interest payable                                                         160,099           251,019
                                                                                    -----------      ------------
        Net cash used by operating activities                                        (2,414,410)      (15,255,838)
                                                                                    -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                                  6,098            37,572
     Purchases of property and equipment                                                 (6,822)         (874,870)
     Investment in ComSign, Ltd.                                                             --        (2,000,000)
     Note receivable                                                                         --          (130,000)
     Increase in organization costs                                                          --            (7,680)
                                                                                    -----------      ------------
        Net cash used by investing activities                                              (724)       (2,974,978)
                                                                                    -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                           1,628,830        21,175,372
     Stock offering costs                                                                    --          (475,664)
     Deferred financing costs                                                          (276,901)         (682,312)
     Proceeds from short-term borrowings                                                     --         1,356,155
     Proceeds from long-term debt                                                            --         2,751,825
     Proceeds from convertible debentures                                             2,000,000         2,000,000
     Repayment of short-term borrowings                                                (307,480)       (1,357,082)
     Repayments of long-term debt                                                      (494,207)       (1,615,825)
                                                                                    -----------      ------------
       Net cash provided by financing activities                                      2,550,242        23,152,469
                                                                                    -----------      ------------
Effect of exchange rate changes on cash                                                      27            (6,384)
                                                                                    -----------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        135,135         4,915,269

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         74,445                --
                                                                                    -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   209,580      $  4,915,269
                                                                                    ===========      ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                                     $    50,046      $    476,028
                                                                                    ===========      ============
Noncash financing activity
       Conversion of debt and accrued interest to common stock                      $ 3,379,696
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

      In November 1999, the Company signed an agreement with Macrovision Corporation to jointly develop music copy protection technology for optical based media. In connection with the agreement the Company granted to Macrovision an exclusive world-wide, royalty-bearing license to use the Company's proprietary technology through December 31, 2009. The Company will be entitled to a 30% royalty. Also under certain conditions, the exclusive license may revert to a non-exclusive license as of the second anniversary of the Commercial Launch, as defined.

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

      Revenue recognition

      Revenues were generated from licensing software. The Company recognizes this revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", and related interpretations, when delivery has occurred, the fee for the software is fixed or determinable, collectability is reasonably assured and a written software license agreement has been signed by the Company and the customer.

      Stock Based Compensation

      The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation". Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant

      See Note 10 for pro forma disclosures required in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

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

      Income Taxes

      The Company uses the liability method to determine its income tax expense. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

      Concentrations

      Cash and cash equivalents are, for the most part, maintained with major financial institutions. Deposits held with these banks exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

      Impairment of Long-Lived Assets

      The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

      Comprehensive Income (loss)

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

      Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company had no business combinations after June 30, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. Goodwill amortization associated with equity method investments in 2001 approximated $240,000.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company will adopt SFAS 144 as of January 1, 2002, but does not believe the statement will have a material effect on its consolidated financial statements.

Note 3 - Note Receivable

      In July 2001, in connection with a consulting agreement, the Company advanced a loan to a consultant in the amount of $130,000, evidenced by a promissory note. The note bears interest at the rate of 8% per annum, and is due on June 27, 2002. As collateral for the loan, the consultant pledged 150,000 Company shares issuable to him upon the exercise of 150,000 unexercised option. Prusuant to consulting agreements the consultant was granted 50,000 and 100,000 immediately vested options exercisable at $.35 and $6.00 per share, respectively.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Property and Equipment

      Property and equipment consist of the following:

                                                             December 31,
                                                         2001             2000
                                                         ----             ----

Computer equipment                                     $315,361         $220,640
Leasehold improvements                                  109,178          118,114
Office equipment                                         96,970          131,936
Vehicles                                                124,251          146,824
                                                       --------         --------
                                                        645,760          617,514
Less:  Accumulated depreciation                         444,307          396,557
                                                       --------         --------
                                                       $201,453         $220,957
                                                       ========         ========

      Depreciation expense was $85,597, $58,066, and $94,016 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 5 - Investment In Comsign, Ltd.

      In July 2000, the Company invested $2 million for a 50% equity interest in ComSign Ltd. ("ComSign") a newly established subsidiary of Comda Ltd. ("Comda"). ComSign is engaged in the distribution and delivery of digital authentication certificates of VeriSign, Inc.("VeriSign"). In June 2000, ComSign entered into an agreement with VeriSign to act as VeriSign's sole principal affiliate in Israel and the territories administered by the Palestinian Authority. Under the provisions of the agreement with Comda 60% of any dividends up to an accumulated amount of $2,000,000 will first be distributed to TTR and 40% to Comda. Thereafter, 60% of dividends up to an accumulated amount of $2,000,000 will first be distributed to Comda and 40% to TTR. Thereafter, all distributions will be 50% to each.

      In December 2001, ComSign entered into a three year commercial secured loan agreement with an Israeli bank pursuant to which ComSign borrowed the maximum amount available of $1,000,000 between December 2001 and February 2002. Loan amounts outstanding accrue interest at the rate of Libor plus 2.5% per annum during the first year following borrowing. The interest rate for subsequent years is to be fixed by agreement of ComSign and the Bank. The Company does not provide any guaranty or other security for the loan. The terms of the loan grant the lending bank options to purchase equity of ComSign in an amount equal to that purchasable at an aggregate purchase price of $300,000, based on ComSign's company valuation at the time of exercise. ComSign's company valuation has been fixed at not less than $5 million.

      ComSign is currently negotiating with VeriSign to reduce the license fees payable by ComSign under the terms of the license agreement. If the license fees payable by ComSign are not reduced upon terms mutually agreeable to ComSign and VeriSign, then, in the view of management, ComSign may not be able to continue operations as presently conducted. Based on the present negotiations, the Company does not consider the investment in ComSign to be impaired

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company applies the equity method of accounting for this investment. At the time of the investment the carrying value of the investment exceeded the Company's share of the underlying net assets of ComSign. The excess is considered to be goodwill and is being amortized on a straight-line basis over five years. Upon adoption of FASB No. 142 on January 1, 2002, the Company will no longer amortize the goodwill. Goodwill amortization expense has been included in net losses of affiliate in the accompanying Consolidated Statement of Operations.

      Condensed summarized financial data for ComSign, Ltd. as of and for the year ended December 31, 2001 are as follows:

Condensed balance sheet data
     Current assets                                                 $   176,712
     Noncurrent assets                                                1,720,611
     Current liabilities                                              1,002,784
     Noncurrent liabilities                                              87,500

Condensed statement of operations data
     Revenue                                                            341,525
     Net loss                                                       $  (751,575)

Note 6 - Accrued Expenses

      Accrued expenses consist of the following:

                                                              December 31,
                                                         2001             2000
                                                         ----             ----
Accrued payroll and related amounts                    $250,591         $135,144
Accrued severance, current portion *                    249,714               --
Other                                                    53,103           32,587
                                                       --------         --------
                                                       $553,408         $167,731
                                                       ========         ========

      * In October 2001, the Company's former Chief Operating Officer was no longer employed by the Company. Under the terms of his employment agreement, the Company is obligated to continue to pay his salary through September, 2003. The total amount due is $437,000, of which $249,714 is payable within the next twelve months.

Note 7- Accrued Severance Pay

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

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Debt Financings

      o In 1998, the Company issued $1,462,000 of its 10% Convertible Debentures to private investors. In December 1999, after repaying approximately $200,000 of principal, the Company offered any remaining note holders an option to convert their outstanding principal and accrued interest to shares of common stock. The conversion rate was based on 85% of the average closing bid price of the common shares for the 30 trading days preceding the date of conversion. In accordance with applicable accounting rules, the Company recorded a charge to interest expense in the amount of $572,505 to reflect this beneficial conversion feature. A total of $1,329,202 of note principal and accrued interest was converted to common stock.

      o In 1999 the Company issued $2,000,000 of its 10% Convertible Debentures to private investors. The Debentures were convertible into shares of the Company's Common Stock at the rate of $.77 per share based on the closing trading prices of the Common Stock during certain specified periods. In addition, upon conversion, warrants were issued to purchase additional shares of Common Stock equal to one-half of the shares of Common Stock issued. The warrants were exercisable at $.92 per share.

            In October and November 1999, the investors converted all of the outstanding debentures and were issued 2,681,934 shares of common stock and 1,340,967 warrants exercisable at $.92 per share. In November 1999, the investors exercised of all the outstanding conversion warrants.

            In connection with the sale of Debentures, the Company also issued warrants to purchase up to 1.3 million shares of Common Stock at a nominal price per share, to an independent consultant. These warrants were exercised in 2000. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded $3,845,400 as deferred financing costs, which was charged to operations in 1999.

Note 9 - Income Taxes

      At December 31, 2001, the Company had available approximately $13 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2021, and $9.7 million of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under section 382 of the Internal Revenue code pertaining to changes in stock ownership.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                          December 31,
                                                          ------------
                                                     2001               2000
                                                     ----               ----

Net operating loss carryforwards                 $ 7,992,108        $ 7,626,174
Stock based compensation                             821,778            438,280
Other                                                282,099            229,747
                                                 -----------        -----------
      Total deferred tax assets                    9,095,985          8,294,201
      Valuation allowance                         (9,095,985)        (8,294,201)
                                                 -----------        -----------

      Net deferred tax assets                    $        --        $        --
                                                 ===========        ===========

Note 10 - Stockholders' Equity

      Stock option plans

      In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the " Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1999, the Plan was amended to increase the total number of shares available for grant to 1.5 million. There are currently a total of 1,184,275 options outstanding under the 1996 Plan and future grants have been discontinued.

      In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan ("the Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 75,000. The plan provides for the grant of options to directors who are not otherwise employed by the Company. As of December 31, 2001, 58,000 options had been granted under the Directors' Plan.

      In July 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan") and has reserved a total of 1.5 million shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 3,500,000. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions.

      The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to who awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Other Option Grants

      In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements.

      Option activity for 1999, 2000 and 2001 is summarized as follows:

                                                                                       Weighted
                                                                                        Average
                                                            Options                    Exercise
                                               Plan         Non-plan        Total        Price
                                               ----         --------        -----
Options outstanding, January 1, 1999          157,750       128,872         286,622      $3.67
 Granted                                      736,500       196,000         932,500       0.39
 Exercised                                         --      (128,872)       (128,872)      0.01
 Forfeited                                   (144,850)           --        (144,850)      6.73
                                            ---------      --------       ---------

Options outstanding, December 31, 1999        749,400       196,000         945,400       0.47
 Granted                                    2,238,500            --       2,238,500       3.86
 Exercised                                   (200,000)     (146,000)       (346,000)      0.23
 Forfeited                                     (2,275)           --          (2,275)      5.19
                                            ---------      --------       ---------

Options outstanding, December 31, 2000      2,785,625        50,000       2,835,625       3.18
 Granted                                      575,000            --         575,000       3.53
 Exercised                                    (80,000)      (50,000)       (130,000)      0.01
 Forfeited                                     (4,000)           --          (4,000)      6.03
                                            ---------      --------       ---------

Options outstanding, December 31, 2001      3,276,625            --       3,276,625      $3.36
                                            =========      ========       =========

Shares of common stock available for
  future grant under the plan               1,466,000
                                            =========

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                             Options Exercisable
                                                 Weighted Average              Weighted Average
                                            Remaining
                           Number          Contractual      Exercise       Number          Exercise
Ranges of price          Outstanding           Life           Price      Exercisable         Price
---------------          -----------           ----           -----      -----------         -----
$0.01                       394,000            7.73           $0.01         374,000          $0.01
$0.35                        50,000            8.74            0.35          50,000           0.35
$1.29-1.66                  300,000            9.82            1.63              --             --
$2.56-3.56                  400,600            8.32            3.31         367,267           3.38
$3.91-5.72                2,024,025            8.60            4.21       1,464,191           4.15
$6.84-7.00                  108,000            2.77            6.07         108,000           6.07
                          ---------            ----           -----       ---------          -----

$.01-$7.00                3,276,625            8.38           $3.36       2,363,458          $3.38
                          =========            ====           =====       =========          =====

      Weighted-average grant date fair value of options granted in 2001, 2000 and 1999, under the Black-Scholes option pricing model, was $2.18, $2.10, and $2.20 per option, respectively.

      The Company has adopted the pro forma disclosure provisions of SFAS No.
      123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                   Year ended
                                                  December 31,
                                     2001             2000             1999
                                     ----             ----             ----
Net loss
    As reported                  $(5,498,637)     $(4,796,693)     $(13,072,237)
    Proforma                     $(6,627,561)     $(8,118,242)     $(13,123,185)

Loss per share
    As reported                  $     (0.31)     $     (0.30)     $      (2.07)
    Proforma                     $     (0.38)     $     (0.51)     $      (2.08)

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The fair value of each option granted in 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              2001           2000          1999
                                              ----           ----          ----

Risk free interest rates                       3.97%         6.32%         5.52%
Expected option lives                          3.26          2.46          2.50
Expected volatilities                        106.00         70.00         46.50
Expected dividend yields                       None          None          None

      Warrants

      o In May 1999, in connection with the sale of convertible debentures (see Note 8) the Company issued 1.3 million warrants exercisable at a nominal price per share. These warrants were exercised in 2000.

      o In July 1999, the Company issued 200,000 warrants exercisable at $2.75 to a consultant pursuant to a three-month consulting agreement.

      o In August 1999 a consultant was issued warrants to purchase up to 1 million shares of common stock at a nominal price per share. The warrants are exercisable only upon the Company entering into an agreement with a strategic investor through the efforts of the consultant. In November 1999, upon the signing of an agreement with Macrovision, the warrants became exercisable. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to operations of $2,741,000 in connection with the warrants. These warrants were exercised in 2000.

      o In November 1999, in connection with a legal settlement, the Company issued a total of 50,000 warrants with exercise prices ranging from $2.50 to $3.50.

      o In November 1999, the Company issued 25,000 warrants exercisable at a nominal price per share to a consultant.

      o In May 2000, the Company granted 250,000, three-year warrants to a consultant pursuant to a one-year consulting agreement. The agreement was subsequently amended to reduce the number of warrants to 100,000 which vested immediately. The exercise prices of the warrants are $4.13 per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to operations of $123,175 in connection with this grant.

      o In June 2000, the Company granted 350,000 five-year warrants to a consultant pursuant to a one-year consulting agreement. The warrants become exercisable when the average weighted bid price of the Company's Common Stock exceeds $10 per share for twenty consecutive trading days. The exercise prices of the warrants are $6.50, $7.50 and $8.50 for 125,000, 125,000 and 100,000 respectively.

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

      o In August 2000, the Company granted 200,000 five-year warrants to a consultant pursuant to a one-year consulting agreement. The agreement was subsequently amended to reduce the number of warrants to 100,000 which vested immediately. The warrants are not exercisable during the first two years from the date of grant unless the Company's Common Stock has traded at or above $10 per share for fifteen consecutive trading days. The exercise prices of the warrants are $7.50 per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to deferred compensation of $262,670 and amortized this amount over the service period.

      o In October 2000, the Company granted 400,000 four-year warrants to a consultant pursuant to a one-year consulting agreement. The warrants vest immediately but are not exercisable until one year from date of grant, unless there is a sale or merger involving a majority of the assets of the Company. The exercise prices of the warrants are $6.50, $7.50 and $8.50 for 134,000, 133,000 and 133,000,
            respectively. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to deferred compensation of $483,772 and amortized this amount over the service period.

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

      o In January 1999, the Company issued 265,000 shares of Common Stock to an entity as payment of an outstanding liability in the amount of $168,750. The Company has recently been advised by this entity, that approximately 1/3 of this compensation was paid to the brother of the CEO.

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

      o In December 1999, the Company issued 538,574 shares upon the conversion of long-term debt.

      o In 1999, the Company issued 1,714,952 shares of Common Stock from the exercise of various outstanding warrants.

      During the year ended December 31, 2000, the Company completed the following common stock transactions:

      o In January 2000, pursuant to its licensing and investment agreement with Macrovision, the Company issued 1,880,937 shares of its Common Stock for an aggregate purchase price of $4 million.

      o In February 2000, the Company completed a private placement of 1,800,000 shares of Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $10,000,000. The Class A Warrants are exercisable for a period of 60 months at an exercise price per share of $8.84. The Company may redeem the Class A Warrants for $0.10 per warrant if the common shares have traded at or above 200% of the exercise price for a period of twenty consecutive trading days. Upon exercise of the Class A Warrants, the Company will issue Class B Warrants for an additional 450,000 shares. The Class B Warrants are exercisable for a period of 36 months from the date of issuance at an exercise price per share of $21.22. The Class B Warrants may be redeemed by the Company if the common shares have trade at $26 or above for a period of twenty consecutive trading days. The Company paid a placement agent a fee of $500,000 and issued 180,000 warrants exercisable at $5.56 per share, 90,000 Class A Warrants exercisable at $8.84 and upon exercise an additional 45,000 Class B Warrants exercisable at $21.22. Also in connection with the private placement, the Company paid $200,000 and issued 200,000 warrants, exercisable at $2.75, as a finder's fee.

      o In January 2000, the Company issued 15,000 shares of Common Stock to a consultant. The value of the services totaling $104,625 was charged to operations.

      o In January 2000, the Company issued 1,269 shares of Common Stock in payment of an outstanding liability in the amount of $10,000.

      o In 2000, the Company issued 3,005,574 shares of Common Stock from the exercise of various outstanding stock options and warrants.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During the year ended December 31, 2001, the Company completed the following common stock transactions:

      o In 2001, the Company issued 237,556 shares of Common Stock from the exercise of various outstanding stock options and warrants

Note 11 - Commitments And Contingencies

      Royalties

      TTR Ltd. is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (OCS) on proceeds from sales of products of which the OCS has participated by way of grants. The royalties are payable at the rate of 3% for the first three years of product sales, 4% for the following three years, and 5% thereafter up to a maximum of 100% of the grant plus accrued interest. The total amount of grants received as of December 31, 2001 was $210,000.

      The research and development grants are presented in the statement of operations as a reduction of research and development expenses.

      The refund of the grant is contingent on future sales and the Company has no obligation to refund these grants if the sales are not sufficient.

      Consulting Agreement

      The Company had a financial consulting agreement with an entity that is connected to a relative of the Company's CEO. The agreement was terminated in December 2001. Under the agreement the Company incurred fees of approximately $90,000, $80,000 and $60,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company paid a $75,000 finder fee to this entity in connection with its 10% convertible debenture offering in 1999.

      Employment Agreements

      The Company entered into, and amended various employment agreements in October 2000 and February 2001 with certain of its officers and an employee. The Company's aggregate commitments under these employment agreements are approximately $478,000 and $187,000 during 2002 and 2003, respectively. In addition each of the agreements provides for a termination payment, under certain circumstances, equal to 12 months salary. If a change in control (as defined) occurs the termination payments will be the greater of 12 months salary or the balance of the salary then due under the agreement through the scheduled expiration date.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Lease Commitments

      The Company leases its facility in Israel, and certain equipment under non-cancelable operating leases. Future minimum lease payments at December 31, 2001, are as follows:

            Years ending December 31,
                    2002 .....................................     $48,628
                    2003 .....................................      17,885
                                                                   -------
                                                                   $66,513
                                                                   =======

Note 12 - Geographic Data

                                 U.S.      % of Total      Israel     % of Total

For the year ended
December 31, 2001
   Revenue                   $        --       0.00%    $        --       0.00%
   Operating loss             (2,589,846)     50.25%     (2,563,878)     40.71%
   Identifiable assets         5,163,161      78.82%      1,387,786      21.18%

For the year ended
December 31, 2000
   Revenue                   $        --       0.00%    $     1,999     100.00%
   Operating loss             (3,027,245)     59.29%     (2,078,734)     40.71%
   Identifiable assets         8,297,774      80.18%      2,050,939      19.82%

For the year ended
December 31, 1999
   Revenue                         5,550       8.07%    $    63,253      91.93%
   Operating loss            $(6,371,600)     80.90%     (1,503,849)     19.10%
   Identifiable assets           239,995      51.30%        227,872      48.70%

Note 13 - Quarterly Results of Operations (UNAUDITED)

                                1st Qtr.           2nd Qtr.           3rd Qtr.           4th Qtr.          Total
                                --------           --------           --------           --------          -----
2001
     Revenues                          --                 --                 --                 --               --
     Net loss                 $(1,291,867)       $(1,276,115)       $(1,355,739)       $(1,574,916)     $(5,498,637)
     Net loss per share -
basic and diluted                   (0.07)             (0.07)             (0.08)             (0.09)
2000
     Revenues                       1,999                 --                 --                 --            1,999
     Net loss                  (1,563,727)        (1,025,946)        (1,213,842)          (993,178)      (4,796,693)
     Net loss per share -
basic and diluted                   (0.12)             (0.06)             (0.07)             (0.06)