Form 10-K/A
period 2001-12-31
TTR TECHNOLOGIES INC
filed 2002-04-30
CIK 933955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
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

                           3 Gavish Street, Kfar Saba
                    (Address of Principal Executive Offices)

                               011-972-9-764-4160
              (Registrant's Telephone Number, including Area Code)

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

                               Explanatory Notice

      The Registrant amends its Annual Report on Form 10-K to amend and restate
Part III in its entirety to provide the information called for therein which the Registrant intended to be incorporated by reference to applicable information in the Proxy Statement for the 2002 Annual Meeting of the Stockholders.

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

      The Company was incorporated under Delaware law in July 1994. The principal executive offices of the Company are located at 3 Gavish Street, Kfar Saba, Israel. Additionally, the Company maintains executive and administrative offices in New York City at 575 Lexington Avenue, New York, New York 10022.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 10. Directors and Executive Officer`s; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

      The Company's directors, officers and key employees are as follows:

Name                        Age         Position
----                        ---         --------
Marc D. Tokayer             45          Chairman of the Board, CEO, President,
                                        Treasurer and Director

Baruch Sollish, Ph.D        56          Vice President-Research and Development,
                                        Chief Technology Officer of the Israeli
                                        Subsidiary and Director

Sam Brill                   27          Chief Operating Officer, Director

Matthew L. Cohen            34          Chief Financial Officer

Michael Fine                50          Director

Michael Braunold            42          Director

Tom McIntyre                53          Director

      Marc. D. Tokayer has been Chairman of the Board of Directors, President, and Treasurer of the Company since he founded the Company in July 1994 and has been Chief Executive Officer of the Company since January 1999. He has served as President and Chairman of the Board of Directors of the Company's Israeli subsidiary since its inception in December 1994.

      Baruch Sollish, Ph.D has been a director of the Company since December 1994 and has served as Vice-President-Research and Development and Secretary of the Company since September 1996. From June 1987 through December 1994, Dr. Sollish founded and managed Peletronics Ltd., an Israel software company, engaged primarily in the field of smart cards and software design for personnel administration, municipal tax authorities and billing procedures at bank clearance centers. Dr. Sollish holds six United States patents in the fields of electro optics, ultrasound and electronics and has published and lectured extensively. Dr. Sollish received a Ph.D. in Electrical Engineering from Columbia University in 1973.

       Sam Brill has been a director of the Company since February 2002 and the Chief Operating Officer since April 15, 2002. From November 2001 to immediately prior to his appointment as Chief Operating Officer, he served as the Company's Vice-President, Corporate Strategy. Prior to joining the Company, from February 1998 through November 2001 Mr. Brill was employed by JDS Capital Management, Inc., a New York based hedge fund and an affiliate of one of the Company's largest stockholders, where he worked as a Senior Financial Analyst evaluating for market viability and investment potential a diverse group of public and private companies. Mr. Brill received a BS in Finance, cum laude, in January 1998 from Touro College.

      Matthew L. Cohen has been the Chief Financial Officer of the Company since June 1, 2001. From December 2000 through May 2001, he was an independent financial consultant primarily in the field of financial model and traffic management. From September 2000 through November 2000, he was the chief financial officer for ServiceChannel, Inc., a developer and distributor of work flow management systems for the real estate services industry. From August 1998 through August 2000, he was the chief financial officer and executive vice president of APB Online, Inc., a news media company covering the crime and safety genre. From January 1995 through July 1998, he was an independent financial consultant. He received a BA in Economics, Magna cum Laude, in June 1989 from Princeton University. The Company and Mr. Cohen have agreed that Mr. Cohen's employment with the Company will terminate no later than June 17, 2002.

       Michael Fine has been a director of the Company since May 10, 2000. Since November 1992, Mr. Fine has been President of Fine Sound Productions, an independent music production firm. From April 1997 through May 1999, Mr. Fine worked at Deutsche Grammophon GmbH, where he served as Vice President, Artists and Repertoire, and was in charge of the music and recording program of one of the world's oldest record labels, having been founded in 1898. From September 1989 through April 1997, he was Vice-President of KOCH International LP and General Manager of KOCH International Classics. Koch International LP is a multi national music and media technology company and one of the world's largest independent distributors of recorded music. Mr. Fine is a Grammy Award winning producer.

       Michael Braunold has been a director of the Company since May 2000. From March 2000 through September 2000, Mr. Braunold has been the Chief Executive Officer and Director of PLT Solutions, Inc., a company engaged in providing solutions for rapid data telecommunication utilizing electrical power-lines. Since March 1998 through the present time, Mr. Braunold also has been Chief Executive Officer and Chairman of the Board of SPO Medical Equipment Ltd., an Israeli company that specializes in medical technology related to pulse oximetry techniques. Prior to this assignment, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd. (stock symbol "SCIX"), a multinational corporation specializing in visual information communication. In such capacity, Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12-year tenure at Scitex, he held various positions within the worldwide organization including a period in the United States as Vice President of an American subsidiary of Scitex specializing in medical imaging. Mr. Braunold originates from the United Kingdom where he obtained a B.Sc. in Management Sciences and a Master of Business Administration from Imperial College Business School, London.

      Tom McIntyre has been a director of the Company since October 2001. From January, 2001 through the present time, he has worked as an independent consultant to the media and entertainment industry. From 1987 through September 2001, he worked at BMG Entertainment, a division of Bertelsmann A.G., where he served as the Executive Vice President and Chief Financial Officer (1994 through
2001) and Senior Vice President and Chief Financial Officer (1987-1994). He received an MBA from Rutgers University in 1978 and an MS in Computer Science in 1971 from the University of Pennsylvania.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Mr. Tom McIntyre, a non-employee director, has notified the Company that he will not be seeking re-election in the Company's next scheduled annual stockholders meeting. Directors receive no cash compensation for serving on the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act, requires officers and directors of the Company and persons who own more than ten percent of the Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of Common Stock with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

      Based solely on review of the copies of such forms received by the Company with respect to 2001, the Company believes that all of the filing obligations of officers, directors and 10% stockholders under Section 16(a) during 2001 have been complied with, except that neither Joe Samberg nor any affiliated entities filed any Forms 3 or 4 with respect to purchases of Common Stock during 2001.

Item 11. Executive Compensation

      The following table sets forth all compensation earned by the Company's Chief Executive Officer and President and the other executive officers of the Company whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2001 (the "Named Executive Officers"):


                                          Annual Compensation                  Long-Term Compensation
                              -------------------------------------------      -------------------------
                                                                                             Securities
Name and                                                 Other Annual                        Underlying       All Other
------------------                                       ------------                        ----------       ---------
Principal Position    Year    Salary($)    Bonus($)    Compensation($)(1)                  Options (#)(2)    Compensation
------------------    ----    ---------    --------    ------------------                  --------------    ------------
Marc D. Tokayer      2001      250,922         --            71,181                               --              --
 Chief Executive     2000      194,307         --            42,968                            970,700            --
 Officer and         1999      108,075         --            27,676                               --              --
 President


Baruch Sollish
  Vice-President-    2001      213,000         --            51,366                               --              --
  Research &         2000      158,324      75,092           28,608                            382,050            --
  Development        1999      110,522         --            21,886                            130,000            --


Matthew L. Cohen     2001      105,000         --              --                              100,000            --
Chief Financial      2000         --           --              --                                 --              --
Officer (3)          1999         --           --              --                                 --              --


Emanuel Kronitz
 Former Chief        2001      191,603         --            53,861(4)                            --          $96,932 (5)
 Operating           2000      127,989      31,347           22,542                            582,750            --
 Officer(4)          1999       35,915         --             7,158                            279,500            --

(1) Includes, for each Named Executive Officer, some or all of the following:
(i) Company contributions to insurance premiums and (ii) taxable automobile related benefits and (iii) tax gross-ups for certain benefits.

(2) Represents shares of Common Stock issuable upon exercise of employee stock options issued in the year indicated under the Company's 1996 Stock Option Plan and 2000 Equity Incentive Plan and, in the case of Baruch Sollish, shares of Common Stock issuable upon exercise of additional options not issued under any stock plan.

(3) Matthew L. Cohen commenced employment with the Company in June 2001. The Company and Mr. Cohen have agreed that Mr. Cohen's employment with the Company will terminate no later than June 17, 2002.

(4) As of October 7, 2001, Emanuel Kronitz was no longer in the employ of the Company.

(5) Comprised of (i) payments made in respect of accrued holidays in the amount of $35,467, (ii) post-termination payments through December 31, 2001 in the aggregate amount of $61,932, all of which were effected in connection with the termination of Mr. Kronitz's employment.

Option Grants in 2001

       The following table sets forth certain information concerning the individual option grants during the year ended December 31, 2001, to each of the Named Executive Officers.


                     Number of      % of Total
                     Securities      Options                             Potential Realizable
                     Underlying     Granted to   Exercise     Expir    Value at Assumed Annual
                      Options        Employees    Price       ation    Rates of Stock Price for
    Name            Granted (#)       in 2001     ($/sh)      date        Option Term (1)
    ----            -----------       -------     ------      ----        ---------------
                                                                           5%           10%
Matthew L.
Cohen,               100,000(2)        22.9%       5.42       2011        $340,861    $863,808


(1) Potential realizable values are based on the fair market value per share on the date of the grant and represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The dollar amounts set forth in these columns are the result of calculations at the five percent and ten percent rates set by the SEC, and are not intended to forecast possible future appreciation, if any, of the Common Stock There can be no assurance that such potential realizable values will not be more or less than that indicated in the table above.

(2) Represents shares of Common Stock issuable upon exercise of options issued under the Company's 2000 Equity Incentive Plan scheduled to vest over the next three years at the rate of 33,000 shares of Common Stock per year, commencing in June 2002. The Company and Mr. Cohen have agreed that Mr. Cohen's employment will terminate no later than June 17, 2002.

Aggregate Options Exercised in 2001 and 2001 Year End Option Values

                                                   Number of Securities          Value of Unexercised
                                                  Underlying Unexercised         In-the-Money Options
                          Shares        Value     Options at Fiscal Year        At Fiscal Year End ($)
                        Acquired on   Realized           End (#)                     Exercisable/
Name                    Exercise (#)     ($)     Exercisable/Unexercisable         Unexercisable (1)
----                   -------------     ---     -------------------------         -----------------
Marc D. Tokayer             --           --          888,200 / 82,500                     0 / 0


Baruch Sollish            50,000       335,405       387,050 / 75,000                72,800 / 36,400


Matthew L. Cohen             -            -           33,336 / 66,664                     0 / 0


Emanuel Kronitz (2)       50,000       311,500      702,250 / 110,000 (2)           417,690 / 0 (2)

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($1.83) on December 31, 2001, as reported on the NASDAQ National Market.

(2) As of October 2001, Mr. Kronitz was no longer employed by the Company.

Employment Agreements

      The Company's Israeli subsidiary and Marc Tokayer entered into an employment agreement in August 1994, pursuant to which Mr. Tokayer continues to be employed as its President. In February 2001, the employment agreement was amended to provide for a term ending in October 2003, whereupon the employment agreement will be automatically renewable from year to year unless either party gives notice of termination at least 90 days prior to the scheduled expiration date. Mr. Tokayer currently receives an annual salary of $250,000, subject to increase and the grant of a performance bonus in the Board's discretion. If Mr. Tokayer is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or, if there is a change in control of the Company (as defined in the employment agreement) and Mr. Tokayer does not continue as President on terms and conditions substantially similar to those contained in his agreement, he will be entitled to receive the greater of the balance of the salary then due under the agreement through the scheduled expiration date or the equivalent of 12 months' salary.

      The Company's Israeli subsidiary and Dr. Baruch Sollish signed an employment agreement in December 1994 which was amended in July 1998 and in February 2001, pursuant to which, Dr. Sollish is employed as Director of Product Research and Development of the Israeli subsidiary and is renewable for terms of three years, subject to termination by either party on not less than 60 days notice prior to the end of any term. The current term expires on December 1, 2001. Dr. Sollish currently receives an annual base salary of $213,000 subject to increase and the grant of a performance bonus in the board's discretion. If Dr. Sollish is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or in the event of a change in control of the Company (as defined in the employment agreement) and Dr. Sollish does not continue to be employed in a substantially similar position, Dr. Sollish will be entitled to receive the greater of the balance of the salary then due under the agreement through the scheduled expiration date or the equivalent of 12 months' salary.

      The Company and Matthew L. Cohen entered into an employment agreement in June 2001, pursuant to which Mr. Cohen is employed as the Company's Chief Financial Officer. The initial term of the employment agreement is two years and, at the end of such initial term, the employment thereunder is automatically renewable for an additional one year unless either party gives notice of termination at least 60 days prior to the scheduled expiration date. Mr. Cohen currently receives an annual salary of $180,000, subject to increase and the grant of a performance bonus in the Board's discretion. If Mr. Cohen is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or, if there is a change in control of the Company (as defined in the employment agreement) and Mr. Cohen does not continue as Chief Financial Officer on terms and conditions substantially similar to those contained in his agreement, he will be entitled to receive six months' salary then due under the agreement. The Company and Mr. Cohen have agreed that Mr. Cohen's employment with the Company will terminate no later than June 17, 2002, at which time, Mr. Cohen will be entitled to receive, six months salary then due under the agreement.

           Compensation Committee Interlocks and Insider Particiaption

      The Compensation/Stock Option Committee was established in October 2000 and is responsible for reviewing the compensation arrangements in effect for the Company's executive officers and for administering the Company's 2000 Incentive Plan. This committee currently consists of Mr. Braunold. Mr. Illick was a member of the Compensation/Stock Option Committee from June 2000 through April 15, 2002, when he resigned from the Board of Directors of the Company. None of the members of the Compensation Committee was employed by the Company or any of its subsidiaries or had any other relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information, as of April 30, 2002 (except as otherwise disclosed in the footnotes to the table), concerning the ownership of the Common Stock by (a) each person who, to the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock, (b) each of the Company's directors and Named Executive Officers (as defined above under "Executive Compensation") and (c) all current directors and executive officers of the Company as a group.

                                                   Number of Shares               Percent of
Name of Beneficial Owner (1)                    Beneficially Owned (2)         Common Stock (2)
------------------------------                  ----------------------         ----------------
Marc D. Tokayer .........................             1,482,747(3)                   8.0%

Baruch Sollish ..........................               533,840(4)                   3.0%

Sam Brill................................                     0(5)                     *

Matthew L. Cohen.........................                36,336(6)                     *

Michael Braunold ........................                 5,000(7)                     *

Michael Fine ............................                 5,000(7)                     *

Tom McIntyre ............................                     0(8)                     *

Macrovision  Corporation ................             1,880,937(9)                   10.7%

Dimensional Partners Ltd. ...............             1,940,360(10)                  10.7%

Dimensional Partners, L.P ...............               959,640(11)                   5.4%

Joseph D. Samberg .......................             3,575,00 (12)                  19.6%

All directors and executive officers as
a group (7 persons) (13) ................             2,062,923(13)                  10.9%

*     Indicates less than 1%.

(1) Unless otherwise indicated, the address of each person listed is c/o TTR Technologies Ltd., 3 Gavish Street, Kfar Saba, Israel.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such options or warrants. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.

(3) Comprised of (i) 270,273 shares of Common Stock, (ii) 888,200 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 1996 Employee Stock Option Plan and 2000 Equity Incentive Plan and (ii) 324,274 shares of Common Stock held by The Tokayer Family Trust (the "Trust"). Mr. Tokayer's wife is the trustee of the Trust and Mr. Tokayer's children are its income beneficiaries. Mr. Tokayer disclaims beneficial ownership of all shares held by the Trust. Does not include
(A) 82,500 shares of Common Stock issuable upon exercise of employee stock options issued under the Company's 2000 Equity Incentive Plan, which are scheduled to vest over the next one and one-half years and (B) 481,000 shares issuable upon exercise of options held by Gershon Tokayer, Mr. Tokayer's brother, as to which shares Mr. Tokayer disclaims beneficial ownership.

(4) Comprised of (i) 457,060 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 1996 Employee Stock Option Plan and 2000 Equity Incentive Plan and (ii) 76,780 shares of Common Stock. Does not include employee stock options for an additional 95,000 shares of Common Stock , which are scheduled to vest over the next two and one-half years.

(5) Does not include options for 250,000 shares of Common Stock issuable under the 2000 Equity Incentive Plan scheduled to vest annually at the rate of 50,000 per year over the next five years, commencing in November 2002.

(6) Represents (i) 3,000 shares of Common Stock and (ii) 33,336 shares issuable upon exercise of options scheduled to vest in June 2002. The Company and Mr. Cohen have agreed that Mr. Cohen's employment with the Company will terminate no later than June 17, 2002.

(7) Represents shares of Common Stock issuable upon exercise of currently exercisable stock options issued under the 1998 Non-Executive Directors' Plan. Does not include options for 10,000 shares of Common Stock issuable under the 1998 Non-Executive Directors' Plan of which options for 5,000 shares are scheduled to vest in September 2002 and options for the remaining 5,000 shares are scheduled to vest in September 2003.

(8) Does not include options for 10,000 shares of Common Stock issuable under the 1998 Non-Executive Directors' Plan, of which options for 5,000 shares are scheduled to vest in October 2002 and options for the remaining 5,000 shares are scheduled to vest in October 2003.

(9) The address of Macrovision Corporation is 2830 De La Cruz Boulevard, Santa Clara, California, 95050. The foregoing disclosure is based on a Schedule 13D filed in June 2000.

(10) Includes 360,000 shares of Common Stock issuable upon exercise of Class A Warrants and 180,000 shares issuable upon the exercise of Class B Warrants, which warrants are to be issued upon the exercise of the Class A Warrants. Dimensional Partners, Ltd. ("Dimensional II") is a Cayman Islands company with a principal business office at Corporate Center, West Bay Road, P.O. Box 31106 SMB, Grand Cayman, Cayman Islands. The foregoing disclosure is based on the amended schedule 13G filed in February 2002.

(11) Includes (i) 90,000 shares of Common Stock issuable on upon the exercise of Class A warrants 45,000 shares issuable upon the exercise of Class B Warrants, which warrants are to be issued upon the exercise of the Class A Warrants. Dimensional Partner, L..P. ("Dimensional I") is a Delaware limited partnership with a principal business office at 780 Third Avenue, 45th Floor, New York, NY 10017. The foregoing disclosure is based on the amended Schedule 13G filed in February 2002.

(12) Mr. Samberg is the managing member of JDS Asset Management, LLC, a Delaware limited liability company ("JDSAM") and the general partner of Dimensional I. As such, Mr. Samberg has shared voting and dispositive power over the shares of Common Stock and warrants held by Dimensional I and may be deemed a beneficial owner of those shares and warrants. Mr. Samberg is a principal of JDS Capital Management, Inc., a Delaware corporation ("JDSCM"), the investment manager and subadvisor of Dimensional II. As such, Mr. Samberg has shared voting and dispositive power over the shares of Common Stock and warrants held by Dimensional II and may each be deemed a beneficial owner of those shares and warrants. JDS Capital, L.P., a Delaware limited partnership ("JDSCAP") beneficially owns 675,000 shares of Common Stock. The address of the principal business office of JDSAM, JDSCM and Mr. Samberg is 780 Third Avenue, 45th Floor, New York, New York 10017. The foregoing disclosure is based on the amended
Schedule 13G filed in February 2002.

(13) See Footnotes 3-8.

Item 13. Certain Relationships and Related Transactions

       In connection with certain financial consulting services rendered to the Company by Mr. Jeffrey Guzofsky, the brother-in- law of the Company's Chairman and Chief Executive Officer, Mr. Marc D. Tokayer, the Company paid to an entity designated by Mr. Guzofsky in 2000 and 2001 the amounts of $80,000 and $90,000, respectively. In addition, the Company paid in 2000 to this entity a $75,000 finders fee in respect of the $3 million raised by the Company in 1999 from its 10% convertible debenture offering and the exercise of related warrants. The Company terminated its relationship with Mr. Guzofsky in December 2001.

       The Company and Ephod Israel Group ("Ephod") were party to a consulting agreement dated as of March 1, 1997, pursuant to which Ephod provided financial and investment consulting services to the Company. The Company and Ephod subsequently entered into a settlement agreement dated as of January 28, 1999, pursuant to which the Company issued to Ephod 265,000 shares of its Common Stock as payment in full for the services performed by Ephod during the 24 months immediately preceding the date of the settlement agreement. The Company has recently been advised by Ephod that approximately one-third of the foregoing compensation was paid to Avi Tokayer, the brother of the Company's Chairman and Chief Executive Officer, Marc Tokayer.

       In October 2001, the Company issued to Mr. Tom McIntyre, one of the Company's non-employee directors, options under the Directors' Plan to purchase up to 10,000 shares of Common Stock, to vest over two years from the date of issuance, at a per share exercise price of $1.29.

       In September 2001, the Company issued to each of Messrs. Michael Fine and Michael Braunold, non-employee directors, options under the Directors' Plan to purchase up to 10,000 shares of the Company's Common Stock, to vest over two years from the date of issuance, at a per share exercise price $1.53.

       In June 2001, the Company and Macrovision Corporation, a Delaware corporation ("Macrovision") amended the Alliance Agreement originally entered into as of November 1999 providing for, inter-alia, the payment by the Company to Macrovision of $20,000 per month from July 1, 2001 through May 2002. Macrovision holds approximately 10.7% of the issued and outstanding shares of the Company's Common Stock.

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

4.1 Specimen Common Stock Certificate(1)
4.2.1 Warrant dated November 29, 1999 between TTR and Biscount Overseas Ltd.(3)
4.2.2 Warrant dated November 29, 1999 between TTR and Biscount Overseas Ltd.(3)
4.2.3 Form of Class A Warrant between TTR and certain private investors(3)
4.2.4 Form of Agent Warrant between TTR and certain entities(3)
4.2.5 Form of Common Stock Purchase Warrant dated as of June, 2000, between TTR and Brean Murray & Co., Inc(4)
4.2.6 Warrant dated October 2, 2000 between TTR and Mantle International Investment Ltd(5)
4.2.7 Promissory Note made as of July 9, 2001 by Ripp Entertainment Group, Inc. in favor of TTR(6)
10.1 1996 Incentive and Non-Qualified Stock Option Plan, as amended (2)
10.2 Non-Executive Directors Stock Option Plan(2)
10.3 Employment Agreement between TTR Technologies Ltd. and Marc D. Tokayer (1)+
10.4 Employment Agreement between TTR Technologies Ltd. and Baruch Sollish (1)+
10.5 Alliance Agreement between TTR and Macrovision Corporation effective as of November 24, 1999(3)
10.6 Stock Purchase Agreement, effective as of January 10, 2000 between TTR and Macrovision Corporation(3)
10.7 Agreement between TTR and H.C. Wainwright & Co. Inc. dated February 8, 2000(3)
10.8 Form of Subscription Agreement dated February 18, 2000 between TTR and certain private investors and supplement thereto.(3)
10.9 Form of Registration Rights Agreement between TTR and certain private investors and supplement thereto(3)
10.10 Amendment to Employment Agreement between TTR and Baruch Sollish, dated July 22, 1998 (3)+
10.11 Agreement between TTR and Comda (1985) Ltd. and ComSign Ltd. dated as of June 4, 2000(4)
10.12 Agreement between TTR and Brean Murray & Co., Inc. dated June 19,2000(4)
10.13 Agreement between TTR and Bluestone Capital dated August 23, 2000(4)
10.14 2000 Equity Incentive Plan(4)
10.15 Restated Employment Agreement between TTR and Emanuel Kronitz, dated October 1, 2000 (5)+
10.16 Restated Employment Agreement between TTR Technologies Ltd and Emanuel Kronitz, dated as of October 1, 2000(5)+
10.17 Amendment to Employment Agreement between TTR and Marc Tokayer, dated February 1, 2001(5)+
10.18 Amendment to Employment Agreement between TTR and Baruch Sollish, dated February 1, 2001(5)+
10.19 Amendment No. 2, dated as of June 29, 2001, to the Alliance Agreement, dated as of November 24, 1999, between TTR and Macrovision Corporation (6)
10.20 Agreement dated as of June 22, 2001 between TTR and Ripp Entertainment Group Inc. (6)
10.21 Pledge Agreement made July 9, 2001 by Ripp Entertainment Group Inc. in favor of TTR (6)
10.22 Employment Agreement between TTR and Matthew L. Cohen dated June 1 2001
(6)+
10.23 Employment Agreement between TTR and Sam Brill dated as of November 5, 2001.*+
10.24 Amended 2000 Equity Incentive Plan*+
10.25 Amended Non-Executive Directors Stock Option Plan*+
21.1 Subsidiaries of TTR: TTR Technologies, Ltd., an Israeli corporation, wholly-owned by TTR.
23.1 Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants.*

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

                                        TTR TECHNOLOGIES, INC.


                                        By: /s/ MARC D. TOKAYER
                                        MARC D. TOKAYER,
                                        Chief Executive Officer,
                                        Chairman of the Board and
                                        Principal Executive Officer

Date: April 30, 2002

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