Form 10-Q
period 2002-03-31
TTR TECHNOLOGIES INC
filed 2002-05-14
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or

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

                             TTR Technologies, Inc.
                              575 Lexington Avenue
                            New York, New York 10022
                    (Address of Principal Executive Offices)

                                  212-527-7597
              (Registrant's Telephone Number, Including Area Code)

                       3 Gavish Street, Kfar Saba, Israel
                                (Former address)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of May 14, 2002, is 17,593,896 shares.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements *

         Consolidated Balance Sheets
           March  31, 2002 and December 31, 2001                               1

         Consolidated Statements of Operations
           For the Three months ended March 31, 2002 and 2001                  2

         Consolidated Statements of Comprehensive Loss
           For the Three months ended March 31, 2002 and 2001                  3

         Consolidated Statements of Cash Flows
           For the three months ended March 31, 2002 and 2001                  4

Notes to the Consolidated Financial Statements                                 5

Item 2.  Management's Discussion and Analysis                                  7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     10
Item 2. Changes in Securities                                                 10
Item 3. Defaults upon senior securities                                       10

Item 4. Submission of Matters to a Vote of Security Holders                   10

Item 5. Other Information                                                     10

Item 6. Exhibits and Reports on Form 8-k                                      10

Signatures

*The Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,     December 31,
                                                                 2002            2001
                                                                 ----            ----
ASSETS                                                       (Unaudited)
Current assets
     Cash and cash equivalents                               $  3,962,385    $  4,915,269
     Note receivable                                              130,000         130,000
     Prepaid expenses and other current assets                    161,012         155,156
                                                             ------------    ------------

     Total current assets                                       4,253,397       5,200,425

Property and equipment - net                                      201,832         201,453

Investment in ComSign, Ltd.                                     1,019,088       1,145,519
Other assets                                                        6,300           3,550
                                                             ------------    ------------

     Total assets                                            $  5,480,617    $  6,550,947
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
     Accounts payable                                        $    184,145    $    151,400
     Accrued expenses                                             430,083         553,408
                                                             ------------    ------------

     Total current liabilities                                    614,228         704,808

Accrued severance pay                                             376,883         429,922
                                                             ------------    ------------

     Total liabilities                                            991,111       1,134,730
                                                             ------------    ------------


STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding           --              --
Common stock, $.001 par value;
  50,000,000 shares authorized; 17,593,896
   shares issued and outstanding                                   17,594          17,594
Additional paid-in capital                                     40,526,583      40,526,583
Other accumulated comprehensive income                             28,978          36,934
Deficit accumulated during the development stage              (36,075,830)    (35,125,678)
  Less: deferred compensation                                      (7,819)        (39,216)
                                                             ------------    ------------

     Total stockholders' equity                                 4,489,506       5,416,217
                                                             ------------    ------------

     Total liabilities and stockholders' equity              $  5,480,617    $  6,550,947
                                                             ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          From
                                                                                                       Inception
                                                                        Three Months                   (July 14,
                                                                           Ended                       1994) to
                                                                          March 31,                    March 31,
                                                                            2002           2001           2002
                                                                            ----           ----           ----
                                                                        (Unaudited)    (Unaudited)     (Unaudited)
Revenue                                                                $       --      $       --      $    125,724

Expenses
     Research and development (1)                                           260,459         181,051       5,262,961
     Sales and marketing (1)                                                 91,634         109,702       4,389,605
     General and administrative (1)                                         481,653         674,251       8,502,473
     Stock based compensation                                                31,397         301,336      11,395,806
                                                                       ------------    ------------    ------------

     Total expenses                                                         865,143       1,266,340      29,550,845
                                                                       ------------    ------------    ------------

Operating loss                                                             (865,143)     (1,266,340)    (29,425,121)

Other (income) expense
     Legal settlement                                                          --              --           232,500
     Loss on investment                                                        --              --            17,000
     Other income                                                              --              --           (75,000)
     Net losses of affiliate                                                105,747         135,694         932,994
     Amortization of deferred financing costs                                  --              --         4,516,775
     Interest income                                                        (21,220)       (111,348)       (883,647)
     Interest expense                                                           482           1,181       1,910,087
                                                                       ------------    ------------    ------------

Total other (income) expenses                                                85,009          25,527       6,650,709
                                                                       ------------    ------------    ------------


Net loss                                                               $   (950,152)   $ (1,291,867)   $(36,075,830)
                                                                       ============    ============    ============

Per share data:

      Basic and diluted                                                $      (0.05)   $      (0.07)
                                                                       ============    ============

Weighted average number
  of common shares used in
  basic and diluted loss per share                                       17,593,896      17,361,452
                                                                       ============    ============

(1) Excludes non-cash,  stock-based compensation expense as follows:

     Research and development                                                  --      $       --      $    456,239
     Sales and marketing                                                     30,587           6,563       5,336,558
     General and administrative                                                 810         294,773       5,603,009
                                                                       ------------    ------------    ------------

                                                                             31,397    $    301,336    $ 11,395,806
                                                                       ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                       From
                                                                                    Inception
                                                     Three Months                    (July 14,
                                                        Ended                        1994) to
                                                      March 31,                      March 31,
                                                        2002            2001            2002
                                                        ----            ----            ----
Net loss                                            $   (950,152)   $ (1,291,867)   $(36,075,830)

Other comprehensive income (loss)
         Foreign currency translation adjustments        (10,725)          1,904          36,934
                                                    ------------    ------------    ------------

     Comprehensive loss                             $   (960,877)   $ (1,289,963)   $(36,038,896)
                                                    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                            From
                                                                                                                         Inception
                                                                                   Three Months                          (July 14,
                                                                                       Ended                             1994) to
                                                                                      March 31,                          March 31,
                                                                                        2002              2001             2002
                                                                                        ----              ----             ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (Unaudited)       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $   (950,152)     $ (1,291,867)     $(36,075,830)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                                  15,536            22,076           880,844
          Amortization of note discount and finance costs                                  --                             4,666,225
          Translation adjustment                                                           --                --              (1,528)
          Beneficial conversion feature of convertible debt                                --                               572,505
          Stock, warrants and options issued for services and legal settlement           31,397           301,336        11,568,767
          Payment of common stock issued with guaranteed selling price                     --                --            (155,344)
          Net losses of affiliate                                                       105,747           135,694           932,994
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                          974               (36)              578
               Other current assets                                                      (9,300)          (41,177)         (159,279)
               Other assets                                                              (2,750)             --              (6,300)
               Accounts payable                                                          33,123            30,423           (13,042)
               Accrued expenses                                                        (119,586)           94,905         1,109,201
               Accrued severance                                                        (30,144)           77,444           248,197
               Interest payable                                                            --                               251,019
                                                                                   ------------      ------------      ------------

        Net cash used by operating activities                                          (925,155)         (671,202)      (16,180,993)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                                                                     37,572
     Purchases of property and equipment                                                (26,442)          (46,820)         (901,312)
     Investment in ComSign, Ltd.                                                           --                --          (2,000,000)
     Note receivable                                                                       --                --            (130,000)
     Increase in organization costs                                                        --                --              (7,680)
                                                                                   ------------      ------------      ------------

        Net cash used by investing activities                                           (26,442)          (46,820)       (3,001,420)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                --               8,630        21,175,372
     Stock offering costs                                                                  --                --            (475,664)
     Deferred financing costs                                                              --                --            (682,312)
     Proceeds from short-term borrowings                                                   --                --           1,356,155
     Proceeds from long-term debt                                                          --                --           2,751,825
     Proceeds from convertible debentures                                                  --                --           2,000,000
     Repayment of short-term borrowings                                                    --                --          (1,357,082)
     Repayments of long-term debt                                                          --                --          (1,615,825)
                                                                                   ------------      ------------      ------------

       Net cash provided by financing activities                                           --               8,630        23,152,469
                                                                                   ------------      ------------      ------------

Effect of exchange rate changes on cash                                                  (1,287)             (605)           (7,671)
                                                                                   ------------      ------------      ------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (952,884)         (709,997)        3,962,385

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      4,915,269         8,234,686              --
                                                                                   ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  3,962,385      $  7,524,689      $  3,962,385
                                                                                   ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for:
          Interest                                                                 $        482      $      1,181      $    473,508
                                                                                   ============      ============      ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND IT'S SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

         The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Note 2 - Investment in ComSign, Ltd.

         In July 2000, the Company invested $2 million for a 50% equity interest in ComSign Ltd. ("ComSign") a newly established subsidiary of Comda Ltd. ("Comda"). ComSign is engaged in the distribution and delivery of digital authentication certificates of VeriSign, Inc. ("VeriSign"). In June 2000, ComSign entered into an agreement with VeriSign to act as VeriSign's sole principal affiliate in Israel and the territories administered by the Palestinian Authority. As previously disclosed, ComSign has been in discussion with VeriSign to resolve certain issues between them, including the contract fees payable by ComSign under the terms of the license agreement. Given the decrease in demand, if the license fees payable by ComSign are not reduced upon terms mutually agreeable to ComSign and VeriSign, then, in the view of management, ComSign would not be able to continue operations as a going concern. As of the filing of this quarterly report on Form 10Q, no such reduction has been agreed to by ComSign and VeriSign. In the event that no such resolution is reached, the Company may determine that the investment has become impaired and consequently write-off such investment.

         The Company applies the equity method of accounting for this investment. At the time of the investment the carrying value of the investment exceeded the Company's share of the underlying net assets of ComSign. The excess is considered to be goodwill and was being amortized on a straight-line basis over five years. Upon adoption of FASB No. 142 on January 1, 2002, the Company is no longer amortizing the goodwill.

                    TTR TECHNOLOGIES INC. AND IT'S SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Condensed summarized financial data for ComSign, Ltd. as of and for the three months ended March 31, 2002, are as follows:

              Condensed balance sheet data
                        Current assets                              $   978,222
                        Noncurrent assets                             1,519,567
                        Current liabilities                           1,081,110
                        Noncurrent liabilities                          862,500

              Condensed statement of operations data
                        Revenue                                     $    48,469
                        Net loss                                       (211,493)

Note 3 - Subsequent Events

         Employment agreements

         On May 2, 2002, the Company entered into a three-year employment agreement with its new Chief Executive Officer. The agreement provides for a base salary of $240,000 per year with increases of 10% per annum provided that previous years gross revenues are greater than the base salary. The Company has also agreed to loan the employee $100,000 for a three-year term with interest at the rate of 4% per annum. At the end of each calender year beginning December 31, 2002, the Company has agreed to forgive 33.3% of the loan annually as additional compensation. The agreement also contains certain provisions for early termination, which may result in six months of severance payments based upon the prior year's base salary. In connection with his employment, the officer was issued, under the Company's 2000 Equity Incentive Plan, options to purchase up to 550,000 shares of the Company's Common Stock, par value $0.001 (the "Common Stock"), such option to vest over three years, with the option for one-third of the shares of Common Stock vesting in May 2003 and the option for the remaining shares vesting over the next succeeding eight calendar quarters, in each case at a per share exercise price of $1.06.

         In May 2002, the Company amended and restated its existing employment agreement with Marc Tokayer pursuant to which he continues to serve as President of the Company and General Manager of the Company's Israeli subsidiary. The Agreement is for an initial term of five years and is renewable for additional one-year terms unless either party elects to not renew. Under the agreement, Mr. Tokayer continues to be paid a base salary of $250,000 per year, subject to increase upon annual review. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to four-years of base salary then in effect. If the agreement is not renewed upon scheduled expiration, Mr. Tokayer is entitled to two-years of base salary then in effect.

         Settlement Agreement

         In May 2002, the Company entered into a settlement agreement with its former Chief Operating Officer pursuant to which the Company paid such former officer $198,068 in consideration of the waiver of by such former officer of certain amounts due to him, other alleged claims, and serverance payments. Under the employment agreement entered into by the Company and such former officer, the Company was obligated to pay the annual salary of such former officer through September 2003. The Company accrued and charged at year-end 2001 approximately $437,000, representing the aggregate salary payments through September 2003 in connection with the departure of such former officer.

         Termination Agreement

         In May 2002, the Company entered into a termination agreement with its Chief Financial Officer. Under the agreement, the Company will be required to make a lump-sum severance payment totaling $95,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S JOINT VENTURE WITH MACROVISION; THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE COMPANY'S INTENDED BUSINESS PLANS; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; THE PROSPECTS FOR COMSIGN; AND BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; RAPID TECHNOLOGICAL CHANGES; CHANGES IN TECHNOLOGY; FAILURE OF THE COMPANY'S TECHNOLOGY TO WORK; LACK OF MARKET ACCEPTANCE FOR SAFEAUDIO; INABILITY OF MACROVISION TO SUCCESSFULLY MARKET SAFEAUDIO; PERFORMANCE OF COMSIGN; THE AVAILABILITY OF AND THE TERMS OF FINANCING, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

Overview

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

      In November 1999, the Company entered into an agreement with Macrovision Corporation to jointly design and develop a copy protection product designed to thwart the illegal copying of audio content on CDs. The new product is currently marketed under the brand name "SAFEAUDIO" and is based primarily upon the Company's proprietary MusicGuard technology, a unique media-based technology designed to prevent the unauthorized copying of audio content distributed on CDs, as well as related Macrovision technology. SAFEAUDIO(TM) is owned jointly by TTR and Macrovision. Macrovision has an exclusive world-wide royalty bearing license to market SAFEAUDIO and all other related technologies and products jointly developed that are designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications. The Company is entitled to royalties of thirty percent (30%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SAFEAUDIO.

      The Company is continually working to expand its technologies in the areas of copy protection and Internet security. Presently, the Company is aggressively engaged in the design development and testing of technologies relating to DVD-ROMs and files downloaded from the Internet.

      The Company has not had any significant revenues to date. As of March 31, 2002, the Company had an accumulated deficit of approximately $36 million. The Company's expenses related primarily to expenses related to and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses

Revenue Sources

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

Results of Operations

Three months ended March 31, 2002 Compared to Three months ended March 31, 2001.

      There were no revenues for the three month period ended March 31, 2002 or for the same period in 2001.

      Research and development costs for the 2002 period were $260,459 compared to $181,051 for the same period in 2001. The increase reflects the hiring of new research and development personnel. Current research and development is primarily focused on extending copy protection technology to files downloaded from the Internet.

      Sales and marketing expenses for the 2002 period were $91,634 compared to $109,702 for the 2001 period.

      General and administrative expenses for the 2002 period were $481,653 as compared to $674,251 for the 2001 period. This decrease is partially attributable to the departure of the Company's former Chief Operating Officer in October 2001, the non-recurring fees relating to the Company's listing on the Nasdaq National Market System that were incurred in the 2001 period as well as government mandated increases in the reserves for holiday and severance pay by the Company's Israeli subsidiary which were also incurred in the 2001 period.

      Stock-based compensation for the 2002 period was $31,397 as compared to $301,336 for the 2001 period. No addditional stock-based compensation was awarded in the 2002 period and the amortization is a result of options awarded in 2001.

      The Company's affiliate, ComSign Ltd., commenced operations in July 2000. ComSign serves as VeriSign Inc.'s sole principal affiliate in Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. ComSign is in discussion with VeriSign to resolve certain issues between them, including the contract fees payable by ComSign under the terms of the license agreement. Given the decrease in demand, if the license fees payable by ComSign are not reduced upon terms mutually agreeable to ComSign and VeriSign, then, in the view of management, ComSign would not be able to continue operations as a going concern. As of the filing of this quarterly report on Form 10Q, no such reduction has been agreed to and, if no such resolution is reached, the Company believes that it may be required to deem the investment impaired and consequently write-off such investment.

      Interest income for the 2002 period decreased to $21,220 as compared to $111,348 for the 2001 period. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash to finance the Company's operations as well as lower interest rates on invested cash.

      The Company reported a net loss for the 2002 period of $950,152 or $(.05) per share on a basic and diluted basis, as compared to a net loss of $1,291,867 or $(.07) per share for the 2001 period.

Liquidity and Capital Resources

      At March 31, 2002, the Company had cash of approximately $3.9 million, representing a decrease of approximately $953,000 from December 31, 2001. Cash used by operating activities during the three months ended March 31, 2002 was $925,155 compared to $671,202 for the same period in 2001.

      As previously reported on a Form 8-K filed on April 24, 2002, the Company and an affiliate of the Company's largest stockholder, reached a non-binding agreement-in-principle, pursuant to which such entity or an affiliate thereof (the "Potential Investor") would invest approximately $1.6 million in the Company, subject to the negotiation, execution and delivery of mutually acceptable and legally binding definitive documents (the "Proposed Investment"). Pursuant to the Proposed Investment, the Potential Investor would purchase 2,133,333 shares of the Company's newly issued convertible preferred stock (the "Preferred Stock"), at a per share purchase price of $0.75. In connection with the Proposed Investment, the Company would issue four year warrants to purchase up to 1,500,000 shares of the Company's Common Stock, at a per share exercise price of $1.50. The Company has not yet concluded the investment. On May 9, 2002, the Company received a letter from Macrovision Corporation, one of the Company's largest stockholders and the co-developer of SAFEAUDIO, expressing its concerns about the terms of the Proposed Investment as not being in the best interest of the Company's stockholders. The letter also makes unsubstantiated allegations that the Company breached its Alliance Agreement with Macrovision. The Company believes that the concerns and allegations set forth in Macrovision's letter are completely without merit.

      The Company believes that cash on-hand, together with the proceeds of the Proposed Investment, will be sufficient to meet the Company's requirements for the next twelve months. No assurance can however be provided that the Company or the Potential Investor will in fact conclude the Proposed Investment. If the Proposed Investment is not concluded and the Company does not reduce its operating expenses or begin to receive material cash inflows from revenues, the Company believes that cash on-hand will be sufficient to meet the Company's requirements to maintain its business as presently conducted through March 31, 2003.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. There has been no material change in these market risks since the end of the fiscal year 2001.

                                    PART II

Item 1. Legal Proceedings

      Not Applicable

Item 2. Change in Securities & Use of Proceeds

Sale of Unregistered Securities

      There were no issuances for sale of any unregistered securities by the Company during the first quarter of 2002.

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

                                            TTR TECHNOLOGIES, INC.
                                            Registrant


Date: May 14, 2002                          By  /s/ Matthew L. Cohen

                                            Matthew L. Cohen
                                            Chief Financial Officer