Form 10-Q
period 2002-06-30
TTR TECHNOLOGIES INC
filed 2002-08-14
CIK 933955

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Mark One

      /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or

      / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

                         Commission file number 0-22055

                             TTR TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                 11-3223672
(State or other Jurisdiction of               I.R.S. Employer Number
Incorporation or Organization)


                              575 Lexington Avenue
                            New York, New York 10022
               (Address of Principal Executive Offices) (Zip Code)

                                  212-527-7599
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     The number of shares outstanding of the registrant's Common Stock as of August 14, 2002, is 17,858,867 shares.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                                      Index

PART I - FINANCIAL INFORMATION:

Forward Looking Statements                                                (ii)

Item 1. Financial Statements *

      Consolidated Balance Sheets
        June 30, 2002 and December 31, 2001                                1

      Consolidated Statements of Operations
        For the six and three months ended June 30, 2002 and 2001          2

      Consolidated Statements of Comprehensive Loss
        For the six and three months ended June 30, 2002 and 2001          3

      Consolidated Statements of Cash Flows
        For the six months ended June 30, 2002 and 2001                    4

Notes to the Consolidated Financial Statements                             5

Item 2. Management's Discussion and Analysis                               7

Item 3. Quantitative and Qualitative Disclosures about Market Risk        10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 10

Item 2. Changes in Securities and Use of Proceeds                         10

Item 3. Defaults upon Senior Securities                                   10

Item 4. Submission of Matters to a Vote of Security Holders               10

Item 5. Other Information                                                 10

Item 6. Exhibits and Reports on Form 8-K                                  10


Signatures                                                                11

*The Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.


                                     -(i)-

                           FORWARD LOOKING STATEMENTS

      CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S JOINT VENTURE WITH MACROVISION; THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; THE PROSPECTS FOR COMSIGN; THE COMPANY'S COST RESTRUCTURING PLANS; THE COMPANY'S ANTICIPATED DELISTING FROM THE NASDAQ NATIONAL MARKET AND PLANS TO EXAMINE LISTING OPTIONS ON THE NASDAQ SMALLCAP MARKET OR ANOTHER RECOGNIZED MARKET OR EXCHANGE; AND BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; RAPID TECHNOLOGICAL CHANGES; CHANGES IN TECHNOLOGY; FAILURE OF THE COMPANY'S TECHNOLOGY TO WORK; LACK OF MARKET ACCEPTANCE FOR SAFEAUDIO; INABILITY OF MACROVISION TO SUCCESSFULLY MARKET SAFEAUDIO; PERFORMANCE OF COMSIGN; THE AVAILABILITY OF AND THE TERMS OF FINANCING; THE INABILITY TO SUCCESSFULLY REDUCE COSTS; THE FAILURE TO REACH A SATISFACTORY ACCOMODATION, ARRANGEMENT OR SETTLEMENT WITH MACROVISION; INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.


                                      (ii)

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                June 30,       December 31,
                                                                  2002             2001
                                                                  ----             ----
                                                              (Unaudited)
                                          ASSETS
Current assets
     Cash and cash equivalents                                $  2,739,013     $  4,915,269
     Note receivable, net of allowance for note loss                    --          130,000
     Note receivable, officer                                       33,333               --
     Prepaid expenses and other current assets                     112,548          155,156
                                                              ------------     ------------

     Total current assets                                        2,884,894        5,200,425

Property and equipment - net                                       220,536          201,453

Investment in ComSign, Ltd.                                        197,401        1,145,519
Note receivable, officer                                            66,667               --
Other assets                                                         6,300            3,550
                                                              ------------     ------------

     Total assets                                             $  3,375,798     $  6,550,947
                                                              ============     ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities

     Accounts payable                                         $    162,053     $    151,400
     Accrued expenses                                              347,187          553,408
                                                              ------------     ------------

     Total current liabilities                                     509,240          704,808

Accrued severance pay                                              265,198          429,922
                                                              ------------     ------------

     Total liabilities                                             774,438        1,134,730
                                                              ------------     ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
  5,000,000 shares authorized; none issued and outstanding              --               --
Common stock, $.001 par value;
  50,000,000 shares authorized; 17,823,396 and 17,593,896
   issued and outstanding, respectively                             17,823           17,594
Additional paid-in capital                                      40,528,337       40,526,583
Other accumulated comprehensive income                              25,824           36,934
Deficit accumulated during the development stage               (37,963,615)     (35,125,678)
  Less: deferred compensation                                       (7,009)         (39,216)
                                                              ------------     ------------

     Total stockholders' equity                                  2,601,360        5,416,217
                                                              ------------     ------------

     Total liabilities and stockholders' equity               $  3,375,798     $  6,550,947
                                                              ============     ============

                 See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         From
                                                                                      Inception
                                                             Six Months               (July 14,               Three Months
                                                               Ended                   1994) to                   Ended
                                                              June 30,                 June 30,                 June 30,
                                                       2002             2001             2002             2002             2001
                                                       ----             ----             ----             ----             ----
                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenue                                            $         --     $         --     $    125,724     $         --     $        --
                                                   ------------     ------------     ------------     ------------     -----------

Expenses
     Research and development (1)                       510,150          373,327        5,512,652          249,691         192,276
     Sales and marketing (1)                            161,319          205,928        4,459,290           69,685          96,226
     General and administrative (1)                   1,110,488        1,364,434        9,131,308          628,835         690,183
     Stock-based compensation                            32,207          496,828       11,396,616              810         195,492
     Bad debt expense                                   130,000               --          130,000          130,000              --
                                                   ------------     ------------     ------------     ------------     -----------

     Total expenses                                   1,944,164        2,440,517       30,629,866        1,079,021       1,174,177
                                                   ------------     ------------     ------------     ------------     -----------

Operating loss                                       (1,944,164)      (2,440,517)     (30,504,142)      (1,079,021)     (1,174,177)
                                                   ------------     ------------     ------------     ------------     -----------

Other (income) expense
     Legal settlement                                        --               --          232,500               --              --
     Loss on investment                                      --               --           17,000               --              --
     Other income                                            --               --          (75,000)              --              --
     Net losses of affiliate                            176,935          316,189        1,004,182           71,188         180,495
     Impairment loss on investment in affiliate         742,000               --          742,000          742,000              --
     Amortization of deferred financing costs                --               --        4,516,775               --              --
     Interest income                                    (26,803)        (190,976)        (889,230)          (5,583)        (79,628)
     Interest expense                                     1,641            2,252        1,911,246            1,159           1,071
                                                   ------------     ------------     ------------     ------------     -----------

Total other (income) expenses                           893,773          127,465        7,459,473          808,764         101,938
                                                   ------------     ------------     ------------     ------------     -----------


Net loss                                           $ (2,837,937)    $ (2,567,982)    $(37,963,615)    $ (1,887,785)    $(1,276,115)
                                                   ============     ============     ============     ============     ===========

Per share data:

      Basic and diluted                            $      (0.16)    $      (0.15)                     $      (0.11)    $     (0.07)
                                                   ============     ============                      ============     ===========

Weighted average number
  of common shares used in
  basic and diluted loss per share                   17,663,633       17,361,452                        17,732,605      17,362,090
                                                   ============     ============                      ============     ===========

(1) Excludes non-cash, stock-based
      compensation expense as follows:

     Research and development                      $         --     $         --     $    456,239     $         --     $        --
     Sales and marketing                                 30,587           16,759        5,336,558               --          10,196
     General and administrative                           1,620          480,069        5,603,819              810         185,296
                                                   ------------     ------------     ------------     ------------     -----------

                                                   $     32,207     $    496,828     $ 11,396,616     $        810     $   195,492
                                                   ============     ============     ============     ============     ===========

                See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                          From
                                                                                       Inception
                                                               Six Months              (July 14,             Three Months
                                                                 Ended                  1994) to                 Ended
                                                                June 30,                June 30,                June 30,
                                                         2002            2001             2002            2002            2001
                                                         ----            ----             ----            ----            ----
                                                     (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
Net loss                                             $(2,837,937)    $(2,567,982)    $(37,963,615)    $(1,887,785)    $(1,276,115)

Other comprehensive income (loss)
         Foreign currency translation adjustments        (11,110)         (1,623)          25,824          (3,154)         (3,527)
                                                     -----------     -----------     ------------     -----------     -----------

            Comprehensive loss                       $(2,849,047)    $(2,569,605)    $(37,937,791)    $(1,890,939)    $(1,279,642)
                                                     ===========     ===========     ============     ===========     ===========

                See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                       From
                                                                                           Six Months               Inception
                                                                                             Ended               (July 14, 1994)
                                                                                            June 30,               to June 30,
                                                                                      2002            2001             2002
                                                                                      ----            ----             ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (Unaudited)     (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                     $(2,837,937)    $(2,567,982)    $(37,963,615)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                                35,237          45,920          900,545
          Bad debt expense                                                            130,000              --          130,000
          Amortization of note discount and finance costs                                  --              --        4,666,225
          Translation adjustment                                                           --              --           (1,528)
          Beneficial conversion feature of convertible debt                                --              --          572,505
          Stock, warrants and options issued for services and legal settlement         32,207         496,828       11,569,577
          Payment of common stock issued with guaranteed selling price                     --              --         (155,344)
          Net losses of affiliate                                                     176,935         316,189        1,004,182
          Impairment loss on investment in affiliate                                  742,000              --          742,000
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
               Accounts receivable                                                        947             (37)             551
               Prepaid expenses and other current assets                               38,382         (17,171)        (111,597)
               Other assets                                                            (2,750)         (3,550)          (6,300)
               Accounts payable                                                         9,277         120,288          (36,888)
               Accrued expenses                                                      (199,494)        185,273        1,029,293
               Accrued severance pay                                                 (133,419)         68,561          144,922
               Interest payable                                                            --              --          251,019
                                                                                  -----------     -----------     ------------

        Net cash used by operating activities                                      (2,008,615)     (1,355,681)     (17,264,453)
                                                                                  -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                                   --              --           37,572
     Purchases of property and equipment                                              (68,701)        (60,897)        (943,571)
     Investment in ComSign, Ltd.                                                           --              --       (2,000,000)
     Increase in note receivable, officer                                            (100,000)             --         (100,000)
     Increase in note receivable                                                           --              --         (130,000)
     Increase in organization costs                                                        --              --           (7,680)
                                                                                  -----------     -----------     ------------

        Net cash used by investing activities                                        (168,701)        (60,897)      (3,143,679)
                                                                                  -----------     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                             1,982           8,630       21,177,354
     Stock offering costs                                                                  --              --         (475,664)
     Deferred financing costs                                                              --              --         (682,312)
     Proceeds from short-term borrowings                                                   --              --        1,356,155
     Proceeds from long-term debt                                                          --              --        2,751,825
     Proceeds from convertible debentures                                                  --              --        2,000,000
     Repayment of short-term borrowings                                                    --              --       (1,357,082)
     Repayments of long-term debt                                                          --              --       (1,615,825)
                                                                                  -----------     -----------     ------------

       Net cash provided by financing activities                                        1,982           8,630       23,154,451
                                                                                  -----------     -----------     ------------

Effect of exchange rate changes on cash                                                  (922)           (564)          (7,306)
                                                                                  -----------     -----------     ------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,176,256)     (1,408,512)       2,739,013

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,915,269       8,234,686               --
                                                                                  -----------     -----------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 2,739,013     $ 6,826,174     $  2,739,013
                                                                                  ===========     ===========     ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash paid during the period for interest                                        $     1,641     $     2,252     $    477,669
                                                                                  ===========     ===========     ============

                See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

       The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Note 2 - Investment in ComSign, Ltd.

       The Company has applied the equity method of accounting for this investment. At the time of the investment the carrying value of the investment exceeded the Company's share of the underlying net assets of ComSign. The excess was considered to be goodwill and was being amortized on a straight-line basis over five years. Since adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, the Company is no longer amortizing the goodwill.

      In July 2000, the Company invested $2 million for a 50% equity interest in ComSign, Ltd. ("ComSign"), a newly established subsidiary of Comda, Ltd. ("Comda"). ComSign is engaged in the distribution and delivery of digital authentication certificates of VeriSign, Inc. ("VeriSign"). In June 2000, ComSign entered into an agreement with VeriSign to act as VeriSign's sole principal affiliate in Israel and the territories administered by the Palestinian Authority. The Company disclosed in its quarterly report for the quarter ended March 31, 2002 that ComSign has been in discussion with VeriSign to resolve certain issues between them, including the contract fees payable by ComSign under the terms of the license agreement, and, that given the decrease in market demand, if the license fees and related issues are not satisfactorily resolved, then, in the view of management, ComSign would not be able to continue as a going concern. To date, the license fees payable by ComSign have not been reduced on terms mutually agreeable to ComSign and VeriSign nor have the related issues been resoved to the satisfaction of ComSign. Accordingly, based on information made available to the Company, management believes that there appears to be a significant decrease in the fair market value of the Company's investment in ComSign and that as a consequence thereof, the Company believes the investment has been impaired. Accordingly, the Company has written-off during the three months ended June 30, 2002, the amount of $742,000, representing the remaining goodwill included in the investment.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Condensed summarized financial data for ComSign, Ltd. as of and for the three months ended June 30, 2002, are as follows:

            Condensed balance sheet data:

                Current assets                       $ 1,035,307

                Noncurrent assets                    $ 1,402,890

                Current liabilities                  $ 1,305,891

                Noncurrent liabilities               $   737,500

            Condensed statement of operations data:

                Revenue                              $   144,570

                Net loss                             $  (142,375)


Note 3 - Employment Agreements

            On May 2, 2002, the Company entered into a three-year employment agreement with its new Chief Executive Officer. The agreement provides for an annual base salary of $240,000 with increases of 10% per annum provided that the previous year's gross revenues are greater than the base salary. In accordance with the terms of the employment agreement, the Company loaned the officer $100,000 for a three-year term with interest at the rate of 4% per annum. At the end of each calendar year beginning December 31, 2002, the Company has agreed to forgive one-third of the loan as additional compensation, except under certain conditions where the Chief Executive Officer resigns or his employment is terminated by the Company for cause. The Company has granted the officer options to purchase 550,000 shares of the Company's common stock at the market price on the date of the agreement. One-third of the options vest one year from the date of the agreement and the remainder vest in eight subsequent equal quarterly installments. The agreement also contains certain provisions for early termination, which may result in six months of severance payments based upon the prior year's base salary and the accelerated vesting of certain options.

            On May 6, 2002, the Company entered into an amended and restated employment agreement with its President. The Company's President is also the General Manager of its wholly owned subsidiary. The agreement is for an initial term of five years and provides for an annual base salary of $250,000, subject to annual review. The Company will maintain insurance and a retirement fund in customary form for the benefit of the President under Israeli law. The President is entitled to participate in all of the Company's fringe benefit plans and shall continue to be entitled to participate in the 2000 Equity Incentive Plan. After expiration of the initial five-year term, the agreement provides for the renewal of the agreement for additional one-year terms, unless terminated in accordance with the agreement upon 60 days prior notice. The agreement also contains certain provisions for early termination, which may result in a severance payment equal to four years of base salary then in effect. If the agreement is not renewed upon scheduled expiration, the President is entitled to two years of base salary then in effect.

            In connection with his promotion in April 2002 to Chief Operating Officer (from Vice President, Corporate Strategy), on May 27, 2002 the Company entered into an amended and restated employment agreement with such officer. The amended and restated agreement provides for an annual base salary of $170,000 with discretionary increases of no more than 10% per annum subject to yearly reviews for a term of three years. Under the employment agreement, the vesting schedule of options that were granted in November 2001 upon the commencement of employment under the Company's 2000 Equity Incentive Plan to purchase 250,000 shares of the Company's common stock at a purchase price of $1.66 per share has been adjusted such that 90,000 options vest on January 1, 2003 and 40,000 options vest every 7 months thereafter through May 26, 2005.

Note 4 - Settlement Agreement

            In May 2002, the Company entered into a settlement agreement with its former Chief Operating Officer pursuant to which the Company paid such former officer $198,068 in consideration of the waiver by such former officer of certain amounts due to him, other alleged claims, and severance payments. Under the employment agreement entered into by the Company and such former officer, the Company was obligated to pay the annual salary of such former officer through September 2003. The Company accrued and charged at year-end 2001 approximately $437,000, representing the aggregate salary payments to be made through September 2003 in connection with the departure of such former officer. During the three months ended June 30, 2002 the Company removed the remaining balance of approximately $174,000 from its accrued payroll and severance pay liabilities and reduced its corresponding salary expense in its statement of operations.

Note 5 - Termination Agreement

            In May 2002, the Company entered into a termination agreement with its Chief Financial Officer. In accordance with the agreement, the Company paid $95,000 as lump-sum severance to such former officer.

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

     The Company is continually working to expand its technologies in the areas of copy protection and Internet security. Presently, the Company is engaged in the design, development and testing of technologies relating to DVD-ROMs. In addition, Company is engaged in the design, development and testing of copy protection solutions designed to allow consumers relative freedom and ease in utilizing copy protected discs and music files downloaded from the Internet. These proposed solutions are currently in various stages of design, testing and evaluation and include:

      (i) PALLADIUMCD Key, a solution designed to facilitate off-line authentication and playing of a copy-protected CD on a personal computer using the consumer's existing Windows Media Player and to securely transfer the content of the copy protected CD to the consumer's hard drive and to securely record (burn) CD-R copies of the CD (a CD-R is a commercially available blank
CD);

     (ii) PALLADIUMCD Online, which enables end-users to securely burn music files downloaded from the Internet through subscription services (and other services offering digital music) to blank CD-Rs. Once so burned, the content on the CD-R is copy-protected. PALLADIUMCD Online is a software based solution that utilizes the consumer's personal computer and a burner and can be used with music distribution services such as pressplay and MusicNet; and

      (iii) PALLADIUMCD Pre-Release allows labels and replicators to burn copy-protected CD-Rs for the pre-release album market by integrating the PalladiumCD core technology into autoloaders, CD-R duplication devices and individual PCs. These components allow mass production of copy-protected pre-release CD-R's (using the labels' and replicators' existing infrastructure), which are typically distributed to radio stations and music critics before an album's general public release.

The Company has not yet begun to commercialize these solutions and there can be no assurance that the Company will be able to successfully commercialize these solutions.

      Under the agreement between the Company and Macrovision, the Company granted to Macrovision an exclusive right of first refusal with respect to the acquisition of all rights in or worldwide exclusive marketing and distribution rights to any music protection technology that the Company develops, and any Internet digital rights management technologies developed by the Company that are applicable to music, music video, video, software or data publishing products or markets. The DVD and Internet technologies and solutions noted above, or certain components thereof, may be subject to such right of first refusal. Macrovision has reiterated its allegation, initially reported in the Company's quarterly report on Form 10-Q for the three months ended March 31, 2002, that the Company breached the agreement between them. The Company and Macrovision are currently holding discussions to address these and related matters.

     The Company has not had any significant revenues to date. As of June 30, 2002, the Company had an accumulated deficit of approximately $37,963,615. The Company's expenses related primarily to costs and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses

Revenue Sources

      The Company expects, for the near-term, that its primary source of revenue, if any, will be royalties under the license agreement with Macrovision and, upon completion and commercialization of the newly developed technologies, license fees therefrom. However, no assurance can be provided that the SAFEAUDIO technology or any of the other technologies and solutions developed by the Company will be commercially successful or whether any royalties or other proceeds from the sale thereof will be generated. The Company is currently seeking to develop or acquire other technologies that may provide other sources of revenue. However, there can be no assurance that the Company will develop or acquire other technologies or if it does, that such technologies will generate any revenue or profits.

Results of Operations

Six months ended June 30, 2002 ("2002 Period") compared to six months ended June 30, 2001 ("2001 Period") and the three months ended June 30 2002 compared to the three months ended June 30, 2001.

     There were no revenues for the 2002 Period or the 2001 Period.

     Research and development costs for the 2002 Period were $510,150 compared to $373,327 for the 2001 Period and $249,691 for the three months ended June 30, 2002 as compared to $192,276 for the comparable period in 2001. The increase reflects the compensation of newly hired additional research and development personnel. Current research and development is primarily focused on expanding the capabilities of the existing version of SAFEAUDIO and extending copy protection technology to CD-Rs and digital rights management.

     Sales and marketing expenses for the 2002 Period were $161,319 compared to $205,928 for the 2001 Period and $69,685 for the three months ended June 30, 2002 compared to $96,226 for the comparable period in 2001. This decrease is primarily attributable to the Company's declining contribution to the sales and marketing responsibilities associated with SAFEAUDIO that, pursuant to the Company's Agreement with Macrovision, are assumed by Macrovision.

      General and administrative expenses for the 2002 Period were $1,110,488 as compared to $1,364,434 for the 2001 Period and $628,835 for the three months ended June 30, 2002 as compared to $690,183 for the comparable period in 2001. The decrease during the 2002 Period as compared to the 2001 Period is partially attributable to the departure of the

Company's former Chief Operating Officer in October 2001, the non-recurring fees relating to the Company's listing on the Nasdaq National Market System that were incurred in the 2001 Period, government mandated increases in the reserves for holiday and severance pay by the Company's Israeli subsidiary incurred in the 2001 Period as well as a decrease in the overall travel related expenses during the 2002 Period resulting from cost control measures implemented by the Company.

      Stock-based compensation for the 2002 Period was $32,207 as compared to $496,828 for the 2001 Period and $810 for the three months ended June 30, 2002 as compared to 195,492 for the comparable period in 2001. The decrease in stock-based compensation expense is attributable to a reduction in remaining deferred compensation incurred in previous years. In addition, during the 2002 Period, the Company did not issue any stock options that would have required the Company to recognize additional deferred compensation.

     The Company recorded a bad debt expense of $130,000 in the 2002 Period in connection with the non-payment of a note receivable upon its maturity in July 2002. Management believes collection of the full amount due under the promissory note is doubtful.

      The Company's affiliate, ComSign Ltd., commenced operations in July 2000. ComSign serves as VeriSign Inc.'s sole principal affiliate in Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. ComSign had been in discussion with VeriSign to resolve certain issues between them, including the contract fees payable by ComSign under the terms of the license agreement. As fully described in Note 2 to the consolidated financial statements, to date such payments have not been so reduced nor have any of the related issues been resolved to ComSign's satisfaction. Based on information available to management, the Company deems the investment to be impaired and, accordingly, has recorded an impairment loss of $742,000 in its statement of operations for the six and three months ended June 30, 2002. No such loss was recorded during the comparable periods in 2001.

      Interest income for the 2002 Period was $26,803 as compared to $190,976 for the 2001 Period and $5,583 for the three months ended June 30, 2002 as compared to $79,628 for the comparable period in 2001. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash to finance the Company's operations and decreased interest rates.

     The Company reported a net loss for the 2002 Period of $2,837,937 or $(.16) per share on a basic and diluted basis, as compared to a net loss of $2,567,982 or $(.15) per share for the 2001 Period and $1,887,785 or $(.11) per share for the three months ended June 30, 2002 as compared to $1,276,115 or $(.07) per share for the comparable period in 2001.

Liquidity and Capital Resources

     At June 30, 2002, the Company had cash of approximately $2.7 million, representing a decrease of approximately $2.2 million from December 31, 2001. Cash used by operating activities during the six months ended June 30, 2002 was $2,008,615 compared to $1,355,681 for the same period in 2001.

      The Company plans to restructure its cost base and reduce outlays by approximately 25% over the course of the next 12 months. If the Company is successfull in reducing its expenses, the Company believes that cash on-hand will be sufficient to meet the Company's requirements to maintain its business as presently conducted for the next twelve months. No assurance however, can be provided that the Company will be able to implement its cost reduction plan. If it becomes necessary for the Company to raise additional capital, there can be no assurance that additional capital will be available to the Company on terms acceptable to it, if at all. Furthermore, it is anticipated that any such financing, if obtained, will have a dilutive effect on existing stockholders. The Company currently has no commitments for any such financing. The inability to obtain such financing, if necessary, will have a material adverse effect on the Company, its operations and future business prospects.

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

                                     PART II

Item 1. Legal Proceedings

     Not Applicable

Item 2. Change in Securities & Use of Proceeds

Sale of Unregistered Securities

     There were no issuances for sale of any unregistered securities by the Company during the six months ended June 30, 2002.

Item 3. Default Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      With the filing of this quarterly report on Form 10-Q for the three months ended June 30, 2002, the Company anticipates that it will be notified by NASDAQ that its common stock will be delisted from the NASDAQ National Market because the Company will no longer be in compliance with the minimum net tangible asset requirement of $4.0 million. As previously reported, the Company also received notice from NASDAQ of the potential delisting of its common stock because its shares have closed at a per share price of less than $1 since May 23, 2002. The Company intends to examine the possibility of applying to have its shares listed on the NASDAQ SmallCap market or another recognized exchange or market. No assurance can be provided that the Company will in fact apply to have its shares listed on any such exchange or market, or that if such application is filed it will be approved or that at the time of application the Company will even be eligible for listing on such exchange or market. The failure to maintain listing on an exchange or market may have an adverse effect on the price of the common stock.


Item 6.  Exhibits and Reports on 8-K

      (a) Reports on Form 8-K

(i) Report on Form 8-K dated April 24, 2002

(ii) Report on Form 8-K dated June 13, 2002

(iii) Report on Form 8-K dated June 27, 2002

      (b) Exhibits

4.1 Promissory Note made as of May 2, 2002 by Daniel C. Stein in favor of TTR.

10.1 Employment Agreement between TTR and Daniel C. Stein dated as of May 2,
2002.

10.2 Amended and Restated Employment Agreeemnt between TTR and Marc D. Tokayer dated as of May 6, 2002.

10.3 Amended and Restated Employment Agreement between TTR and Samuel Brill dated as of May 27, 2002.

10.4 Settlement Agreement between TTR and Emanuel Kronitz dated as of May 9,
2002.

10.5 Termination Agreement between TTR and Matthew L. Cohen dated as of April 17, 2002.

10.6 Amendment dated as of June 10, 2002 to Termination Agreement between TTR and Matthew L. Cohen dated as of April 17, 2002.

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                        SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TTR TECHNOLOGIES, INC.
                                           Registrant

Date: August 14, 2002                      By /s/ Sam Brill

                                           Sam Brill,
                                           Chief Operating Officer (Principal
                                           Financial Officer)