Form 10-Q
period 2002-09-30
TTR TECHNOLOGIES INC
filed 2002-11-14
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                       or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

                         COMMISSION FILE NUMBER 0-22055

                             TTR TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)



           Delaware                                             11-3223672
(State or other Jurisdiction of                              I.R.S. Employer
Incorporation or Organization)                            Identification Number


                              575 LEXINGTON AVENUE
                            NEW YORK, NEW YORK 10022
               (Address of Principal Executive Offices) (Zip Code)

                                  212-527-7599
              (Registrant's Telephone Number, Including Area Code)

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of shares outstanding of the registrant's Common Stock as of November 14, 2002, is 18,261,567 shares.

                           TTR INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)


                                      Index

PART I - FINANCIAL INFORMATION:

Forward Looking Statements                                                (ii)

Item 1. Financial Statements *

        Consolidated Balance Sheets
          September 30, 2002 and December 31, 2001                           1

        Consolidated Statements of Operations
          For the nine and three months ended September 30, 2002 and 2001    2

        Consolidated Statements of Comprehensive Loss
          For the nine and three months ended September 30, 2002 and 2001    3

        Consolidated Statements of Cash Flows
          For the nine months ended September 30, 2002 and 2001              4

Notes to the Consolidated Financial Statements                               5

Item 2. Management's Discussion and Analysis of Results of Operations and
Financial Condition                                                          9

Item 3. Quantitative and Qualitative Disclosures about Market Risk          12

Item 4. Disclosure Controls and Procedures                                  12

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   13

Item 2. Changes in Securities and Use of Proceeds                           13

Item 3. Defaults upon Senior Securities                                     13

Item 4. Submission of Matters to a Vote of Security Holders                 13

Item 5. Other Information                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  16

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.   17

*The Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                      -(i)-

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S JOINT VENTURE WITH MACROVISION; THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; THE PROSPECTS FOR COMSIGN; THE COMPANY'S COST RESTRUCTURING PLANS; THE PROPOSED ASSET SALE; THE COMPANY'S PLANS FOLLOWING THE ASSET SALE; WIND-DOWN OF TTR LTD.; LEGAL PROCEEDING; THE REVERSE SPLIT; THE COMPANY'S ANTICIPATED DELISTING FROM THE NASDAQ NATIONAL MARKET AND PLANS TO EXAMINE LISTING OPTIONS ON THE NASDAQ SMALLCAP MARKET OR ANOTHER RECOGNIZED MARKET OR EXCHANGE; AND BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; RAPID TECHNOLOGICAL CHANGES; CHANGES IN TECHNOLOGY; FAILURE OF THE COMPANY'S TECHNOLOGY TO WORK; LACK OF MARKET ACCEPTANCE FOR SAFEAUDIO; INABILITY OF MACROVISION TO SUCCESSFULLY MARKET SAFEAUDIO; PERFORMANCE OF COMSIGN; THE AVAILABILITY OF AND THE TERMS OF FINANCING; THE INABILITY TO SUCCESSFULLY REDUCE COSTS; THE FAILURE TO REACH A SATISFACTORY ACCOMODATION, ARRANGEMENT OR SETTLEMENT WITH MACROVISION; INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                      (ii)


                                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,   December 31,
                                                                                2002            2001
                                                                                ----            ----
                                                                             (Unaudited)
                                                     ASSETS
Current assets
     Cash and cash equivalents                                              $   1,522,767    $  4,915,269
     Note receivable, net of allowance for note loss                                    -         130,000
     Note receivable, officer                                                      33,333               -
     Prepaid expenses and other current assets                                    110,453         155,156
                                                                           ---------------  --------------

     Total current assets                                                       1,666,553       5,200,425

Property and equipment - net                                                       54,885         201,453

Investment in ComSign, Ltd.                                                        75,291       1,145,519
Note receivable, officer                                                           66,667               -
Notes receivable, other                                                            27,233               -
Other asset                                                                         6,300           3,550
                                                                           ---------------  --------------

     Total assets                                                           $   1,896,929    $  6,550,947
                                                                           ===============  ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
     Accounts payable                                                       $      63,503    $    151,400
     Accrued expenses                                                             391,162         553,408
                                                                           ---------------  --------------

     Total current liabilities                                                    454,665         704,808

Accrued severance pay                                                                   -         429,922
                                                                           ---------------  --------------

     Total liabilities                                                            454,665       1,134,730
                                                                           ---------------  --------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding                             -               -
Common stock, $.001 par value;
   50,000,000 shares authorized; 17,961,567 and 17,593,896
   issued and outstanding, respectively                                            17,961          17,594
Additional paid-in capital                                                     40,528,199      40,526,583
Other accumulated comprehensive income                                             32,653          36,934
Deficit accumulated during the development stage                              (39,130,350)    (35,125,678)
   Less: deferred compensation                                                     (6,199)        (39,216)
                                                                           ---------------  --------------

     Total stockholders' equity                                                 1,442,264       5,416,217
                                                                           ---------------  --------------

     Total liabilities and stockholders' equity                             $   1,896,929    $  6,550,947
                                                                           ===============  ==============

                                 See Notes to Consolidated Financial Statements.


                                            TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      From
                                                                                   Inception
                                                         Nine Months               (July 14,               Three Months
                                                            Ended                   1994) to                   Ended
                                                        September 30,             September 30,            September 30,
                                                     2002             2001            2002            2002              2001
                                                     ----             ----            ----            ----              ----
                                                  (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)        (Unaudited)

Revenue                                          $          -    $           -    $     125,724    $          -    $             -
                                                --------------  ---------------  ---------------  --------------  -----------------

Expenses
     Research and development (1)                     741,484          662,681        5,743,986         231,334            289,354
     Sales and marketing (1)                          238,324          301,686        4,536,295          77,005             95,758
     General and administrative (1)                 1,664,764        1,912,071        9,685,584         554,276            547,637
     Stock-based compensation                          33,017          785,215       11,397,426             810            288,387
     Bad debt expense                                 161,000               -           161,000          31,000                  -
     Loss from write-down of fixed assets             159,255               -           159,255         159,255                  -
                                                --------------  ---------------  ---------------  --------------  -----------------
Total expenses                                      2,997,844        3,661,653       31,683,546       1,053,680          1,221,136
                                                --------------  ---------------  ---------------  --------------  -----------------

Operating loss                                     (2,997,844)      (3,661,653)     (31,557,822)     (1,053,680)        (1,221,136)
                                                --------------  ---------------  ---------------  --------------  -----------------

Other (income) expense
     Legal settlement                                       -               -           232,500               -                  -
     Loss on investment                                     -               -            17,000               -                  -
     Other income                                           -               -           (75,000)              -                  -
     Net losses of affiliate                          298,457          506,443        1,125,704         121,522            190,254
     Impairment loss on investment in affiliate       742,000               -           742,000               -                  -
     Amortization of deferred financing costs               -               -         4,516,775               -                  -
     Interest income                                  (34,658)        (246,788)        (897,085)         (7,855)           (55,812)
     Interest expense                                   1,029            2,413        1,910,634            (612)               161
                                                --------------  ---------------  ---------------  --------------  -----------------

Total other (income) expenses                       1,006,828          262,068        7,572,528         113,055            134,603
                                                --------------  ---------------  ---------------  --------------  -----------------

Net loss                                         $ (4,004,672)   $  (3,923,721)   $ (39,130,350)   $ (1,166,735)   $    (1,355,739)
                                                ==============  ===============  ===============  ==============  =================

Per share data:

     Basic and diluted                           $      (0.23)   $       (0.23)                    $      (0.07)   $         (0.08)
                                                ==============  ===============                   ==============  =================

Weighted average number
    of common shares used in
    basic and diluted loss per share               17,728,785       17,362,672                       17,858,068         17,366,278
                                                ==============  ===============                   ==============  =================

(1) Excludes non-cash,  stock-based compensation expense as follows:

     Research and development                    $          -    $           -    $     456,239    $          -    $             -
     Sales and marketing                               30,587          139,111        5,336,558               -            122,352
     General and administrative                         2,430          646,104        5,604,629             810            166,035
                                                --------------  ---------------  ---------------  --------------  -----------------

                                                 $     33,017    $     785,215    $  11,397,426    $        810    $       288,387
                                                ==============  ===============  ===============  ==============  =================

                                         See Notes to Consolidated Financial Statements.

                                                               -2-


                                            TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                     From
                                                                                   Inception
                                                        Nine Months                (July 14,               Three Months
                                                           Ended                    1994) to                   Ended
                                                        September 30,            September 30,             September 30,
                                                    2002             2001             2002            2002              2001
                                                    ----             ----             ----            ----              ----
                                                 (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)       (Unaudited)

Net loss                                        $ (4,004,672)    $ (3,923,721)   $ (39,130,350)   $ (1,166,735)      $ (1,355,739)

Other comprehensive income (loss)
     Foreign currency translation adjustments         (4,281)         (11,835)          32,653           6,829            (10,212)
                                               --------------  ---------------  ---------------  --------------  -----------------

            Comprehensive loss                  $ (4,008,953)    $ (3,935,556)   $ (39,097,697)   $ (1,159,906)      $ (1,365,951)
                                               ==============  ===============  ===============  ==============  =================





                                         See Notes to Consolidated Financial Statements.

                                                                 -3-


                                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                   From
                                                                                    Nine Months                 Inception
                                                                                       Ended                 (July 14, 1994)
                                                                                   September 30,             to September 30,
                                                                                2002            2001                2002
                                                                                ----            ----                ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (Unaudited)      (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $  (4,004,672)   $ (3,923,721)   $   (39,130,350)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation and amortization                                                 56,240          67,333            921,548
     Loss from write-down of fixed assets                                         159,469               -            159,469
     Bad debt expense                                                             161,000               -            161,000
     Amortization of note discount and finance costs                                    -               -          4,666,225
     Translation adjustment                                                             -               -             (1,528)
     Beneficial conversion feature of convertible debt                                  -               -            572,505
     Stock, warrants and options issued for services and legal settlement          33,017         785,214         11,570,387
     Payment of common stock issued with guaranteed selling price                      -                -           (155,344)
     Net losses of affiliate                                                      298,457         506,443          1,125,704
     Impairment loss on investment in affiliate                                   742,000               -            742,000
     Increase (decrease) in cash attributable
      to changes in assets and liabilities
        Accounts receivable                                                           949          (8,466)               553
        Prepaid expenses and other current assets                                   9,284          (8,901)          (140,695)
        Other assets                                                               (2,750)         (3,550)            (6,300)
        Accounts payable                                                             (293)        156,860            (46,458)
        Accrued expenses                                                         (234,661)        144,748            994,126
        Accrued severance pay                                                    (400,391)         85,528           (122,050)
        Interest payable                                                                -               -            251,019
                                                                           ---------------  --------------  -----------------

     Net cash used by operating activities                                     (3,182,351)     (2,198,512)       (18,438,189)
                                                                           ---------------  --------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                  -               -             37,572
   Purchases of property and equipment                                           (111,620)        (72,084)          (986,490)
   Investment in ComSign, Ltd.                                                          -               -         (2,000,000)
   Increase in note receivable, officer                                          (100,000)              -           (100,000)
   Increase in note receivable                                                          -        (130,000)          (130,000)
   Increase in organization costs                                                       -               -             (7,680)
                                                                           ---------------  --------------  -----------------

     Net cash used by investing activities                                       (211,620)       (202,084)        (3,186,598)
                                                                           ---------------  --------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                           1,982          17,255         21,177,354
   Stock offering costs                                                                 -               -           (475,664)
   Deferred financing costs                                                             -               -           (682,312)
   Proceeds from short-term borrowings                                                  -               -          1,356,155
   Proceeds from long-term debt                                                         -               -          2,751,825
   Proceeds from convertible debentures                                                 -               -          2,000,000
   Repayment of short-term borrowings                                                   -               -         (1,357,082)
   Repayments of long-term debt                                                         -               -         (1,615,825)
                                                                           ---------------  --------------  -----------------

     Net cash provided by financing activities                                      1,982          17,255         23,154,451
                                                                           ---------------  --------------  -----------------

Effect of exchange rate changes on cash                                              (513)           (607)            (6,897)
                                                                           ---------------  --------------  -----------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                              (3,392,502)     (2,383,948)         1,522,767

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4,915,269       8,234,686                  -
                                                                           ---------------  --------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   1,522,767    $  5,850,738    $     1,522,767
                                                                           ===============  ==============  =================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
     Cash paid during the period for interest                               $       1,029    $      2,413    $       477,057
                                                                           ===============  ==============  =================

     Noncash financing and investing activity
        Notes receivable issued in exchange for fixed assets                $      27,233    $          -    $        27,233
                                                                           ===============  ==============  =================

                                  See Notes to Consolidated Financial Statements.

                                                        -4-

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

NOTE 2 - INVESTMENT IN COMSIGN, LTD.

The Company has applied the equity method of accounting for this investment. At the time of the investment the carrying value of the investment exceeded the Company's share of the underlying net assets of ComSign. The excess was considered to be goodwill and was being amortized on a straight-line basis over five years. Since adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company is no longer amortizing goodwill but rather testing it for impairment using a fair value methodology.

In July 2000, the Company invested $2 million for a 50% equity interest in ComSign, Ltd. ("ComSign"), a newly established subsidiary of Comda, Ltd. ("Comda"). ComSign is engaged in the distribution and delivery of digital authentication certificates of VeriSign, Inc. ("VeriSign"). In June 2000, ComSign entered into an agreement with VeriSign to act as VeriSign's sole principal affiliate in Israel and the territories administered by the Palestinian Authority. The Company disclosed in its quarterly reports on Form 10-Q for the quarters ended June 30, and March 31, 2002 that ComSign has been in discussion with VeriSign to resolve certain issues between them, including the contract fees payable by ComSign under the terms of the license agreement, and, that given the decrease in market demand, if the license fees and related issues are not satisfactorily resolved, then, in the view of management, ComSign would not be able to continue as a going concern. To date, the license fees payable by ComSign have not been reduced on terms mutually agreeable to ComSign and VeriSign nor have the related issues been resolved to the satisfaction of ComSign. Accordingly, based on information made available to the Company, management believes that there appears to be a significant decrease in the fair market value of the Company's investment in ComSign and that as a consequence thereof, the Company believes the investment to have been impaired. Accordingly, the Company wrote-off during the three months ended June 30, 2002, the amount of $742,000, representing the remaining goodwill included in the investment.

The amount of the investment in ComSign carried on the Company's balance sheet as of September 30, 2002 of $75,291 represents the remaining excess of its original investment, after the goodwill write-off, over its share of Comsign's accumulated losses to date.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed summarized financial data for ComSign, Ltd. as of and for the three months ended September 30, 2002, are as follows:


              Condensed balance sheet data:

                  Current assets                       $   878,744

                  Noncurrent assets                    $ 1,285,248

                  Current liabilities                  $ 1,400,905

                  Noncurrent liabilities               $   612,500

              Condensed statement of operations data:

                  Revenue                              $    65,709

                  Net loss                             $  (243,043)


NOTE 3 - TERMINATION AND SETTLEMENT AGREEMENTS

On September 10, 2002, the Company and its wholly owned subsidiary TTR Technologies, Ltd. ("TTR Ltd.") entered into a termination and settlement agreement with the former Chairman of the Board of Directors of the Company who also served as TTR Ltd.'s General Manager pursuant to which such person resigned from positions held with the Company and TTR Ltd. Pursuant to the agreement, TTR Ltd. remitted to the former officer payment of all outstanding salary and benefits due through September 10, 2002 under the agreement with TTR Ltd., in consideration of which the former officer released TTR Ltd. and the Company from certain other payments and claims under his employment agreement. In connection with his resignation, the Company agreed that employee stock options heretofore granted to such former officer shall immediately vest and continue to be exercisable through the duration of the original grant of such options, all on the terms and conditions applicable to the grants, including, without limitations, the exercise price, and in accordance with each of the Company's 1996 and 2000 stock option plans and agreements. Additionally, TTR Ltd. agreed to lease an automobile to the former officer with quarterly lease payments due over a five-year period.

On September 10, 2002, TTR Ltd. entered into a termination and settlement agreement with its former Vice President of Business Development pursuant to which it paid to the former employee all outstanding salary and benefits due through September 10, 2002. The former employee released TTR Ltd. and the Company from any claims to other payments due under the employment agreement with TTR Ltd. In connection with his resignation, the Company agreed that the employee stock options heretofore granted to such former employee shall immediately vest and continue to be exercisable through the duration of the original grant of the options, all on the terms and conditions applicable to the grants, including, without limitations, the exercise price, and in accordance with each of the Company's 1996 and 2000 stock option plans and agreements. Pursuant to the agreement, TTR Ltd. sold to the former employee an automobile at fair market value and entered into a financing agreement with him pursuant to which principal and interest is due and payable in one balloon payment in 2005 at a fixed market interest rate.

NOTE 4 - CONSULTING AGREEMENTS

On September 10, 2002, the Company entered into a consulting agreement with its former Chairman of the Board to render certain services to the Company from October 1, 2002 through December 31, 2002. In consideration of the services to be rendered, the Company prepaid the consultant $83,000 during the quarter ended September 30, 2002. The Company recorded the payment as a prepaid expense on its balance sheet as of September 30, 2002.

On September 10, 2002, the Company entered into a consulting agreement with its former Vice President of Business Development to provide certain development services for the Company beginning October 1, 2002 through December 31, 2002. In consideration of the services to be rendered, the Company paid a total of $82,000 during the quarter ended September 30, 2002. Based on certain terms in the agreement and the nature of services to be provided, the Company recorded the payment as an operating expense during the quarter ended September 30, 2002.

NOTE 5 - SUBSEQUENT EVENTS

TERMINATION & SETTLEMENT AGREEMENTS

On October 1, 2002, TTR Ltd. entered into a termination and settlement agreement with the Company's former Chief Technology Officer pursuant to which it remitted to the former officer all outstanding salary and benefits due and payable under his employment agreement with TTR Ltd., in consideration of which the former officer released TTR Ltd. and the Company from certain other payments and claims under his employment agreement. In connection therewith, the Company agreed that the employee stock options heretofore granted to such former officer shall immediately vest and continue to be exercisable through the duration of the original grant of the options, all on the terms and conditions applicable to the grants, including, without limitations, the exercise price, all in accordance with the Company's 1996 and 2000 stock option plans and agreements. The former officer purchased from TTR Ltd., at fair market value, an automobile and made full payment in respect thereof.

On October 9, 2002, the Company entered into a consulting agreement with its former Chief Technology Officer to provide certain services relating to, among other things, the Asset Sale discussed below, beginning October 9, 2002 through December 31, 2002. In consideration for the services to be rendered by the consultant, the Company agreed to pay the consultant $196,000, all of which will be due and payable during the quarter ended December 31, 2002. In addition, pursuant to the agreement, the Company issued to the consultant from the Company's 2000 Equity Incentive Plan options to purchase 50,000 shares of Common Stock of the Company, at a per share exercise price equal to $.16, the fair market value on the date of grant. The consultant is not entitled to exercise the options until October 9, 2003.

WIND-DOWN OF TTR LTD.

During the quarter ended September 30, 2002, the Company began the relocation to the United States of its research and design activities and, in consequence thereof, terminated all such activities formerly carried out at the TTR Ltd. facility. All related wind-down costs and expenses of TTR Ltd. have been accrued as of September 30, 2002.

AGREEMENT TO SELL THE COMPANY'S COPY PROTECTION BUSINESS

On November 4, 2002 the Company, TTR Ltd., Macrovision Corporation ("Macrovision") and Macrovision Europe, an affiliate of Macrovision ("Macrovision Europe"), entered to an Asset Purchase Agreement (the "Asset Purchase Agreement") pursuant to which Macrovision Europe will purchase all of the properties, rights, interests and other tangible and intangible assets of the Company and TTR Ltd. (the "Asset Sale") that relate in any material respect to the copy protection and digital rights management business for audio programs, including the technologies underlying SAFEAUDIO and the PALLADIUMCD product line (the "Business"), for $5.25 million in cash, subject to certain potential downward adjustments not to exceed $500,000, payable at the closing of the Asset Sale. In addition, at closing, Macrovision will endorse and deliver to the Company, for eventual cancellation and return to the Company's treasury, the stock certificate representing 1,880,937 shares of the Company's Common Stock that Macrovision purchased from the Company in January 2000 in connection with its then concluded equity investment in the Company of $4.0 million. Upon and subject to the closing of the Asset Sale, the agreement entered into as of November 24, 1999, by the Company and Macrovision, as subsequently amended, will be terminated and be of no continuing legal effect. Accordingly, the Company will no longer be entitled to the payment from Macrovision of a 30% royalty of the net revenues collected by Macrovision or its affiliates from any product or component incorporating the technologies underlying SAFEAUDIO. In addition, upon and subject to the closing of the Asset Sale, the Company has agreed not to compete with Macrovision with respect to the copy protection business.

The closing of the Asset Sale is subject to the approval of the holders of at least a majority of the Company's issued and outstanding Common Stock. The Company filed on November 8, 2002, its preliminary proxy statement (the "Proxy Statement") seeking the approval of the Asset Sale by the holders of a majority of the issued and outstanding shares of Common Stock at a special meeting of the Company's stockholders that the Company has currently scheduled for December 20, 2002. The Proxy Statement will also seek approval to effect a reverse stock split of the Company's Common Stock in a range between 1:6 to 1:10 (the "Reverse Split"), in the discretion of the Company's Board.

In addition to the requisite stockholder approval, the closing of the Asset Sale is subject to the prior satisfaction of certain other conditions specified in the Asset Purchase Agreement.

For more information relating to the Asset Sale and the Asset Purchase Agreement, reference may be made to the Company's Proxy Statement.

Upon and subject to the closing of the Asset Sale, the Company will cease to be engaged in the field of copy protection, the only business in which it has been actively engaged since its inception. The Company will continue to hold its 50% equity interest in ComSign. The Board has not yet determined what the Company's strategic direction will be following the consummation of the Asset Sale and is considering several possible general alternatives, including, (i) liquidation and dissolution, (ii) retention of the proceeds and subsequent acquisition, investment in, or development of new lines of business, or (iii) a partial distribution of cash and subsequent acquisition, investment in, or development of new lines of business. Furthermore, the Company may not choose any of the options described above and instead may pursue one or more other options the Company has not yet considered. Although the Board may explore opportunities to acquire, invest in, or develop new lines of business, to date the Board has not adopted a new strategic direction for the Company and cannot predict what, if any, business lines it may enter or strategies it may adopt.

SETTLEMENT

In November 2002, the Company issued 300,000 shares of Common Stock in exchange for (and cancellation of) warrants to purchase up to 350,000 shares of Common Stock at per share exercise prices ranging between $6.50 and $8.50, which warrants were issued in June 2000 to a consultant (the "Previous Warrants"). The terms of the Previous Warrants would have entitled the holder of the Previous Warrants, upon the closing of the Asset Sale, pursuant to the cash-less exercise provisions contained therein, to acquire additional shares of Common Stock equal to approximately one third of the Company's issued and outstanding Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     TTR Technologies, Inc. (hereinafter, the "Company" or "TTR") designs and develops digital security technologies that provide copy protection for electronic content distributed on optical media and over the Internet. Optical media store data that may be retrieved by utilizing a laser and include compact discs, which are commonly referred to as CDs, and digital versatile discs which are commonly referred to as DVDs. DVDs that store software, including games and reference material, are referred to as DVD-ROM's. In September 2002, the Company began the relocation to the United States of its research and design activities that were formerly conducted out of the facilities of the Company's wholly owned Israeli based subsidiary, TTR Technologies, Ltd. ("TTR Ltd."), and, in consequence thereof, terminated all research, design and development activities formerly carried out of TTR Ltd.

     In November 1999, the Company entered into an agreement (the "Alliance Agreement") with Macrovision Corporation ("Macrovision") to jointly design and develop a copy protection product designed to thwart the illegal copying of audio content on CDs. The new product is currently marketed under the brand name "SAFEAUDIO" and is based primarily upon the Company's proprietary MusicGuard technology, a unique media-based technology designed to prevent the unauthorized copying of audio content distributed on CDs, as well as related Macrovision technology. SAFEAUDIO(TM) is owned jointly by TTR and Macrovision. Macrovision has an exclusive world-wide royalty bearing license to market SAFEAUDIO and all other related technologies and products jointly developed that are designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications.

     The Company is entitled to royalties of 30% of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SAFEAUDIO. However, the Company and Macrovision have entered into an asset purchase agreement (the "Asset Purchase Agreement") pursuant to which an affiliate of Macrovision is to purchase all the assets of the Company and TTR Ltd. that relate in any material respect to the copy protection and digital rights management business for audio programs, including the technologies underlying SAFEAUDIO (the "Asset Sale"). If such transaction is approved by the holders of a majority of the Company's outstanding Common Stock and the other conditions to the closing specified in the Asset Purchase Agreement are satisfied, the Alliance Agreement with Macrovision will be terminated and be of no continuing legal force and effect and, accordingly, the Company will no longer be entitled to such 30% royalty. See Note 5 to the Consolidated Financial Statements.

     The Company has developed proposed solutions designed to allow consumers relative freedom and ease in utilizing copy protected discs and music files downloaded from the Internet, which the Company calls the PALLADIUMCD product line. These proposed solutions are currently in various stages of design, testing and evaluation and include:

          (i) PALLADIUMCD Key, a solution designed to facilitate off-line authentication and playing of a copy-protected CD on a personal computer using the consumer's existing Windows Media Player and to securely transfer the content of the copy protected CD to the consumer's hard drive and to securely record (burn) CD-R copies of the CD (a CD-R is a commercially available blank CD);

          (ii) PALLADIUMCD Online, which enables end-users to securely burn music files downloaded from the Internet through subscription services (and other services offering digital music) to blank CD-Rs. Once so burned, the content on the CD-R is copy-protected; and

          (iii) PALLADIUMCD Pre-Release allows labels and replicators to burn copy-protected CD-Rs for the pre-release album market by integrating the PalladiumCD core technology into autoloaders, CD-R duplication devices and individual PCs.

     The Company has not yet begun to commercialize these solutions and there can be no assurance that the Company will be able to successfully commercialize these solutions.

     Under the Alliance Agreement, the Company granted to Macrovision an exclusive right of first refusal with respect to the acquisition of all rights in or worldwide exclusive marketing and distribution rights to any music protection technology that the Company develops, and any Internet digital rights management technologies developed by the Company that are applicable to music, music video, video, software or data publishing products or markets. Macrovision may argue that the DVD and Internet technologies and solutions noted above, or certain components thereof, may be subject to such right of first refusal.

     The Company has not had any significant revenues to date. As of September 30, 2002, the Company had an accumulated deficit of $39,130,350. The Company's expenses related primarily to costs and expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and general and administrative operating expenses

REVENUE SOURCES

     Absent the proposed Asset Sale, the Company expected, for the near-term, that its primary source of revenue, if any, would be royalties payable to it under the Alliance Agreement and, upon completion and commercialization of the newly developed technologies, license fees therefrom. However, no assurance can be provided that the SAFEAUDIO technology or any of the other technologies and solutions developed by the Company will be commercially successful or whether any royalties or other proceeds from the sale thereof will be generated. The Company was also seeking to develop or acquire other technologies that may provide other sources of revenue. However, there can be no assurance that the Company will develop or acquire other technologies or if it does, that such technologies will generate any revenue or profits.

     If the holders of a majority of the Common Stock approve the Asset Sale and the Asset Sale is closed, the Company will no longer be entitled to the 30% royalty payable under the Alliance Agreement. If the Asset Sale is consummated, it is unlikely there will be any significant revenue source other than the anticipated net proceeds from the Asset Sale and interest thereon, unless and until the Company acquires or develops a new business, of which there can be no assurance. See Note 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

     Nine months ended September 30, 2002 ("2002 Period") compared to nine months ended September 30, 2001 ("2001 Period") and the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

     There were no revenues for the 2002 Period or the 2001 Period.

     Research and development costs for the 2002 Period were $741,484 compared to $662,681 for the 2001 Period and $231,334 for the three months ended September 30, 2002 as compared to $289,354 for the comparable period in 2001. The relatively higher amount in the 2002 Period compared to the 2001 Period is primarily attributable to severance pay related to the wind-down of TTR Ltd. The decrease for the comparable three-month periods reflect the reduction in the monthly fees due and paid to Macrovision under the Alliance Agreement between the Company and Macrovision. The obligation to pay such fees expired in May 2002. Research and development during the 2002 Period was primarily focused on expanding the capabilities of the existing version of SAFEAUDIO and extending copy protection technology to CD-Rs and digital rights management. However, since the Company has decided to shift its focus toward the potential sale of the intellectual property related to its copy protection business, all research and development activities at TTR Ltd. were terminated by October 2002.

     Sales and marketing expenses for the 2002 Period were $238,324 compared to $301,686 for the 2001 Period and $77,005 for the three months ended June 30, 2002 compared to $95,758 for the comparable period in 2001. This decrease is primarily attributable to the Company's declining contribution to the sales and marketing responsibilities associated with SAFEAUDIO that, pursuant to the Company's Agreement with Macrovision, were assumed by Macrovision. In addition, since the Company decided to shift its focus toward the potential sale of the intellectual property related to its copy protection business, all sales and marketing activities were terminated by October 2002.

     General and administrative expenses for the 2002 Period were $1,664,764 as compared to $1,912,071 for the 2001 Period and $554,276 for the three months ended September 30, 2002 as compared to $547,637 for the comparable period in 2001. The decrease during the 2002 Period as compared to the 2001 Period is partially attributable to personnel reductions, the non-recurring fees relating to the Company's listing on the NASDAQ National Market System that were incurred in the 2001 Period, government mandated increases in the reserves for holiday and severance pay by TTR Ltd. incurred in the 2001 Period as well as a decrease in overall investor relations, recruiting and travel related expenses during the 2002 Period resulting from cost control measures implemented by the Company.

     Stock-based compensation for the 2002 Period was $33,017 as compared to $785,215 for the 2001 Period and $810 for the three months ended September 30, 2002 as compared to $288,387 for the comparable period in 2001. The decrease in stock-based compensation expense is attributable to a reduction in remaining deferred compensation incurred in previous years. In addition, during the 2002 Period, the Company did not issue any significant stock options that would have required the Company to recognize additional deferred compensation.

     The Company recorded bad debt expense of $161,000 in the 2002 Period in connection with the non-payment of a note receivable upon its maturity in July 2002 and certain uncollectible employee advances. Although management believes collection of the full amount due under the promissory note is doubtful, it intends to pursue recovery.

     During the quarter ended September 30, 2002 the Company recorded a loss of $159,255 for the write-down of TTR Ltd.'s fixed assets to be disposed of in connection with the closing of TTR Ltd.'s facility.

     The Company's affiliate, ComSign Ltd., commenced operations in July 2000. ComSign serves as VeriSign Inc.'s sole principal affiliate in Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. ComSign had been in discussion with VeriSign to resolve certain issues between them, including the contract fees payable by ComSign under the terms of the license agreement. As fully described in Note 2 to the Consolidated Financial Statements, to date such payments have not been so reduced nor have any of the related issues been resolved to ComSign's satisfaction. Based on information available to management, the Company deemed the investment to be impaired and, accordingly, recorded an impairment loss of $742,000 in its statement of operations for the 2002 Period. No such loss was recorded during the comparable period in 2001.

     Interest income for the 2002 Period was $34,658 as compared to $246,788 for the 2001 Period and $7,855 for the three months ended September 30, 2002 as compared to $55,812 for the comparable period in 2001. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash to finance the Company's operations and decreased interest rates.

     The Company reported a net loss for the 2002 Period of $(4,004,672) or $(.23) per share on a basic and diluted basis, as compared to a net loss of $(3,923,721) or $(.23) per share for the 2001 Period and $(1,166,735) or $(.07)
per share for the three months ended September 30, 2002 as compared to $(1,355,739) or $(.08) per share for the comparable period in 2001.

AGREEMENT TO SELL THE COMPANY'S COPY PROTECTION BUSINESS

     Refer to Note 5 to the Consolidated Financial Statements for disclosure relating to this agreement.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company had cash of approximately $1.5 million, representing a decrease of approximately $3.4 million from December 31, 2001. Cash used by operating activities during the nine months ended September 30, 2002 was $3,182,351 compared to $2,198,512 for the same period in 2001.

     If the Asset Sale is closed, the net proceeds thereof are expected to result in an increase in cash of approximately $5.1 million. See Note 5 to the Consolidated Financial Statements. If the Asset Sale is closed, the Company believes that its cash on-hand will be sufficient to meet the Company's requirements to maintain its business for at least the next twelve months. No assurance however, can be provided that the Asset Sale will in fact be closed. If the Asset Sale is not closed and it becomes necessary for the Company to raise additional capital, there can be no assurance that additional capital will be available to the Company on terms acceptable to it, if at all. Furthermore, it is anticipated that any such financing, if obtained, will have a dilutive effect on existing stockholders. The Company currently has no commitments for any such financing. The inability to obtain such financing, if necessary, will have a material adverse effect on the Company, its operations and future business prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. There has been no material change in these market risks since the end of the fiscal year 2001.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within the 90 days prior to the date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     On August 14, 2002, nine purported stockholders of the Company filed a complaint against the Company, eight of its current or former officers and several third parties in the United States District Court for the Southern District of New York. The action, which is known as EILENBERG ET AL. V. KRONITZ ET AL. (02 Civ. 6502), alleges, among other things, that the Company issued a series of false and misleading statements, including press releases, that misled the plaintiffs' into purchasing the Company's Common Stock. The complaint seeks relief under federal securities laws and common law, and demands compensatory damages of $10 million or more, and punitive damages of $50 million or more. The Company and most of its current or former officers have filed a motion based upon the federal securities laws to dismiss the complaint for failure to state a claim. That motion, which is expected to be argued before the court on November 19, 2002, has had the legal effect of automatically suspending any other proceedings in the case.

     Counsel for the EILENBERG plaintiffs filed a second action against the Company and several of its current or former officers in the same court on August 21, 2002, on behalf of three additional purported shareholders as plaintiffs. This action, which is known as STURM ET AL. V. TOKAYER ET AL. (602 Civ. 6672), alleged, among other things, that the Company had violated the federal securities laws by distributing false and misleading materials in connection with the annual stockholder meeting scheduled for August 26, 2002, and that several officers and directors had breached duties to the Company and committed acts of waste and mismanagement by paying excessive salaries to themselves and others. Plaintiffs moved for a temporary restraining order to enjoin the annual stockholder meeting from being conducted on August 26, 2002. The court denied this motion. Defendants thereafter moved to dismiss the complaint for failure to state a claim for relief. In response, the plaintiffs filed an amended complaint, which deleted the prior claims concerning violations of the federal securities laws, but continued to assert derivative claims for waste and mismanagement. The court denied defendants' motion to dismiss the latter claim, and the STURM action is now in the beginning of the discovery phase.

ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

     There were no issuances for sale of any unregistered securities by the Company during the nine months ended September 30, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on August 26, 2002 and the stockholders voted as to the following: (i) to elect Marc D. Tokayer (who subsequently resigned), Daniel C. Stein, Sam Brill, Richard Gottehrer, Michael Paolucci, Joel Schoenfeld and Neil Subin, as directors to serve for a term of one year or until a successor is duly elected; (ii) adopt the 2002 Non-Employee Directors' Plan and (iii) ratify the appointment of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, as auditors for the year ending December 31, 2002.

       Voting results are as follows:

                               For                Against           Abstain
1. Directors
Marc D. Tokayer             9,841,495            4,436,282            ---
Daniel C. Stein             9,868,655            4,409,122            ---
Sam Brill                   9,868,655            4,409,122            ---
Richard Gottehrer,          9,868,655            4,409,122            ---
Michael Paolucci            9,868,655            4,409,122            ---

Joel Schoenfeld             9,868,655            4,409,122            ---
Neil Subin                  9,868,655            4,409,122            ---

2. Adoption of the
Non-Employee Plan           9,708,077            4,527,190            42,510

4. Auditors                 9,856,595            4,386,337            34,845

     All Items above were approved by the Stockholders. Marc D. Tokayer resigned from the Board of Directors on September 10, 2002.

     No other matters were submitted to a vote of stockholders during the three month period ended September 30, 2001.

ITEM 5. OTHER INFORMATION

     On October 9, 2002, the Company received notice from the staff (the "Staff") of the Nasdaq National Market System (National Market") of its decision to delist the Common Stock from the National Market as of the opening of trading on October 17, 2002. The Staff cited the Company's failure to meet the minimum $10 million stockholders' equity requirement for continued listing on the National Market. The delisting action has been stayed pending the determination following a hearing before the Nasdaq Listing Panel scheduled for November 21, 2002. On November 7, 2002, the Company received notice from the Staff that the Company's compliance with the required minimum bid price and market value of publicly held shares will also be addressed at the hearing. On November 12, 2002, the Company received a subsequent notice from Nasdaq advising that the Company's possible status as a "public shell" following the closing of the Asset Sale, in that it has ceased to operate a business, will also be addressed at the hearing.

     In connection with the hearing, the Company submitted to Nasdaq a request, to have the Company's securities listed on the Nasdaq SmallCap Market ("SmallCap Market"). For continued listing on the SmallCap Market, the Company must, among other things, maintain a per share minimum bid price of $1.00 and maintain a minimum stockholders' equity of $2.5 million. In an effort to meet the minimum bid price requirement and thereby increase the Company's prospects for having its securities listed on the SmallCap Market, the Company's Board recommended that the stockholders of the Company vote in the affirmative on the Reverse Split proposal contained in the Proxy Statement.

     No assurance can be provided that the Company will be able to successfully transfer to the SmallCap Market. Even if the Company's request to have its Common Stock listed on the Nasdaq SmallCap Market is granted, following the closing of the Asset Sale the Company may be subject to delisting if Nasdaq deems that the Company has ceased to operate a business. Additionally, if following the Asset Sale, the Company were to acquire an operating business, it may have to qualify for listing on either the Nasdaq SmallCap or National Market's initial listing standards, which are more stringent than the continued listing standards.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Termination and Settlement Agreement between TTR and Marc D. Tokayer as of September 10, 2002*

10.2 Termination and Settlement Agreement between TTR and Gershon Tokayer as of September 10, 2002.*

10.3 Termination and Settlement Agreement between TTR and Baruch Sollish as of October 1, 2002.

10.4 Consulting Agreement between TTR and Marc D. Tokayer as of September 10, 2002.*

10.5 Consulting Agreement between TTR and Gershon Tokayer as of September 10, 2002.*

10.6 Consulting Agreement between TTR and Baruch Sollish as of October 9, 2002.

10.7 Asset Purchase Agreement between TTR, TTR Ltd, Macrovision and Macrovision Europe as of November 4, 2002. **

10.8 Letter Agreement among TTR and certain parties thereto dated as of October 17, 2002.

10.9 Form of Security Exchange Agreement among TTR and certain parties thereto dated as of October 17, 2002.

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Attached as an Exhibit to the Report on Form 8-K filed on September 10, 2002

** Attached as an Exhibit to the Company's Preliminary Proxy Statement filed on November 8, 2002.

(b)  Reports on form 8-K

(i)  Report on Form 8-K dated September 10, 2002

(ii) Report on Form 8-K dated September 9, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TTR TECHNOLOGIES, INC.
                                   REGISTRANT





Date: November 14, 2002                    By /s/ Sam Brill
                                           SAM BRILL,
                                           Chief Operating Officer (Principal
                                           Financial Officer)

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel C. Stein, Chief Executive Officer, of TTR Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of TTR Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                 /s/ Daniel C. Stein
                                                 Daniel C. Stein
                                                 Chief Executive Officer

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sam Brill, Chief Operating Officer, of TTR Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of TTR Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                /s/ Sam Brill
                                                Sam Brill
                                                Chief Operating Officer
                                                (Principal Financial Officer)