Form 10-K
period 2002-12-31
TTR TECHNOLOGIES INC
filed 2003-03-31
CIK 933955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            Annual Report for the Fiscal year ended December 31, 2002

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

                                  212-527-7599
              (Registrant's Telephone Number, including Area Code)

[Mark One]

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

          |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                 Common Stock, par value $0.001(Title of Class)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). | | Yes |X| No

     As of March 31, 2003, the Registrant had outstanding 18,261,567 shares of Common Stock, $0.001 par value per share. The aggregate market value of such common stock held by non-affiliates of the Registrant at March 31, 2003 was approximately $6.94 million. Such market value was calculated by using the closing price of such common stock as of such date as reported on the OTC Electronic Bulletin Board.

                           FORWARD LOOKING STATEMENTS


     CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10K ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE COMPANY'S INTENDED BUSINESS PLANS; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; THE PROSPECTS FOR COMSIGN; BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES; THE PROSPECTS FOR THE CLOSING OF THE SALE OF THE COPY PROTECTION BUSINESS; AND THE COMPANY'S PROSPECTS FOR RAISING ADDITIONAL CAPITAL. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY, REASONS FOR THE SALE OF THE COPY PROTECTION BUSINESS, COMPANY'S DIFFICULTY IN RAISING CAPITAL, POSSIBLE ACTIONS OF THE OFFICE OF CHIEF SCIENTIST IN CONNECTION WITH THE SALE OF THE COPY PROTECTION BUSINESS, PROSPECTIVE TAX TREATMENT UNDER U.S. AND OTHER LAW RELATING TO THE SALE OF THE COPY PROTECTION BUSINESS, COMPANY'S NET OPERATING LOSS CARRYFORWARDS, PROSPECTS AS TO THE MARKETING OF SAFEAUDIO AND PALLADIUMCD, POTENTIAL INDEMNIFICATION PAYMENTS UNDER THE PURCHASE AGREEMENT WITH MACROVISION, EFFECTS OF THE SALE OF THE COPY PROTECTION BUSINESS, REASONS FOR SALE OF THE COPY PROTECTION BUSINESS, COMPANY'S FUTURE PLANS, SUFFICIENCY OF CASH RESERVES, POSSIBLE INELIGIBLITY TO TRADE ON THE SUCCESSOR TO THE OTC BULLETIN BOARD OR ANY OTHER OVER-THE-COUNTER LISTING SERVICE, INABILITY TO ENTER INTO A NEW LINE OF BUSINESS, INEXPERIENCE IN OPERATING A NEW LINE OF BUSINESS, INSUFFICIENCY OF CAPITAL TO ACQUIRE OR OPERATE A NEW LINE OF BUSINESS, POSSIBILITY OF INVESTMENT IN A NEW LINE OF BUSINESS WITHOUT STOCKHOLDER APPROVAL, PERFORMANCE OF COMSIGN, THE AVAILABILITY OF AND THE TERMS OF FINANCING, POSSIBLE REGULATION UNDER THE INVESTMENT COMPANY ACT, DILUTION OF THE COMPANY'S STOCKHOLDERS, THE COMPANY'S PAST FINANCIAL HISTORY, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     From its inception in 1994 through the period immediately preceding the date on which the Purchase Agreement discussed below was entered into, TTR Technologies, Inc. (hereinafter, the "Company" or "TTR") was primarily engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the internet (the "Copy Protection Business"). Optical media include compact discs (CDs), digital versatile discs (DVDs) and DVDs that store software, including games and reference material (DVD-ROMs). From inception through December 31, 2002, the Company incurred net losses approximating $40 million and generated revenues aggregating less than $150,000.

     In November 1999, the Company entered into the Alliance Agreement with Macrovision Corporation ("Macrovision"), as subsequently amended (the "Alliance Agreement"), to jointly design and develop a copy protection product designed to thwart the illegal copying of audio content on CDs. The new product was marketed by Macrovision under the brand name "SAFEAUDIO". Under the Alliance Agreement, the Company granted to Macrovision an exclusive world-wide royalty bearing license, through December 2009, to the technologies underlying SAFEAUDIO, as well as all other technologies and products jointly developed, that are designed to prevent the illicit duplication of audio programs (including the audio portion of music videos, movies and other video or audio content) distributed on optical media (not limited to CDs and DVDs) and technologies for Internet digital rights management for audio applications. Macrovision was responsible for the marketing of SAFEAUDIO and determined, at its sole discretion, the staffing and other resources to be allocated to the product's commercialization.

     Under the Alliance Agreement, the Company is entitled to royalties of thirty percent (30%) of the net revenues collected by Macrovision or its affiliates from any products or components incorporating SAFEAUDIO or other jointly developed music protection technology.

     To date, no significant revenues have been generated by SAFEAUDIO.

     Prior to the commencement of the joint development efforts with Macrovision respecting the technology underlying SAFEAUDIO, the Company designed and developed DISCGUARD, an anti-copying technology intended for software content distributed on CDs, which became commercially available in 1999. The Company recorded insignificant revenues from DISCGUARD in 1999. Pursuant to the Alliance Agreement, the Company granted to Macrovision an exclusive license to develop and market the technology underlying the Company's DISCGUARD product. The DISCGUARD license was non-royalty bearing with respect to the CD and DVD signatures and royalty bearing as to the other components only with respect to revenues collected in the People's Republic of China through 2004. To date, the Company has not received any royalties in respect of the DISCGUARD license.

     In November 2001, the Company began to design and develop copy protection solutions designed to allow consumers relative freedom and ease in utilizing copy protected discs and music files downloaded from the Internet. These solutions, tentatively referred to as the PALLADIUMCD product line, were in various stages of design, development and testing at the time that the Purchase Agreement was entered into.

AGREEMENT FOR SALE OF OPERATING BUSINESS

     On November 4, 2002, the Company and its wholly-owned subsidiary TTR Technologies, Ltd. ("TTR Ltd."), entered into an Asset Purchase Agreement dated as of

November 4, 2002, (the "Purchase Agreement") with Macrovision, one of the Company's largest stockholders and Macrovision Europe, Ltd., an affiliate of Macrovision (collectively, the "Purchaser"), pursuant to which the Company agreed to sell to the Purchaser all of the assets that were utilized in operating the Copy Protection Business. The Copy Protection Business includes the technologies underlying SAFEAUDIO and the tentatively named PALLADIUMCD product line.

     Under the terms of the Purchase Agreement, the Company is to receive at closing an aggregate cash consideration of $5.25 million, with certain downward adjustments to not exceed $400,000, as well as the endorsement and delivery to the Company, for eventual cancellation and return to the Company's treasury, of the stock certificate representing 1,880,937 shares of the Company's common stock, par value $0.001 (the "Common Stock") that Macrovision purchased from the Company in January 2000 in connection with its then concluded equity investment in the Company of $4 million. Additionally, under the terms of the Purchase Agreement, upon closing, the Alliance Agreement entered into by the Company and Macrovision, pursuant to which the Company is entitled to a 30% royalty of the net revenues collected by Macrovision or its affiliates from any product or component incorporating the technologies underlying SAFEAUDIO, will terminate and be of no continuing legal effect.

     On December 10, 2002, the Company filed with the Securities and Exchange Commission ("SEC") a definitive proxy statement (the "Proxy Statement") soliciting stockholder approval for the sale of the Copy Protection Business pursuant to the terms of the Purchase Agreement. A special meeting of the stockholders was scheduled for January 13, 2003, which was subsequently adjourned to January 15, 2003 (the "Special Stockholders Meeting"), at which the Company's stockholders approved the sale of the Copy Protection Business. At the Special Stockholders Meeting, the stockholders also approved a resolution granting to the Company's board of directors (the "Board") the authority to effect a reverse stock split of the Company's Common Stock in the range of 1:6 to 1:10, as determined in the sole discretion of the Board, at any time on or before the Company's 2003 annual meeting of the stockholders.

     The Purchase Agreement contemplated that the specified conditions to closing were to have occurred on or before March 15, 2003. One of the closing conditions relates to the procurement of the consent and waiver by the Office of the Chief Scientist of the Israeli Ministry of Trade and Commerce ("OCS") to the transfer to the Purchaser of certain technologies included in the assets designated under the agreement (the "Consent"). The OCS did not furnish the required Consent on the basis of its contention, following examinations made by it, that certain of the technologies to be transferred to the Purchaser may have been developed with OCS funds advanced to TTR Ltd. in 1996-1997, a contention with which the Company does not agree.

     In order to facilitate the sale of the Copy Protection Business as contemplated by the Purchase Agreement, an application prepared by the Company and Macrovision was made to the OCS on March 9, 2003 to transfer to an Israeli affiliate of Macrovision ("Macrovision Israel") certain of the technologies that were developed with OCS funding (the "Subject Technologies"). As of the date of the filing of this report, the OCS has not yet responded to the application.

     As described in the Proxy Statement and in the special report on Form 8-K filed with the SEC on March 14, 2003, certain rights to terminate the Purchase Agreement arise if the transactions contemplated by that agreement are not consummated by March 15, 2003. Since the transactions contemplated under the Purchase Agreement were not consummated by such date, neither the Company nor the Purchaser is contractually bound to consummate such transactions.

     No assurance can be provided that the OCS will in fact agree to the transfer of the Subject Technologies to Macrovision Israel or that the sale of the Company's Copy Protection Business as contemplated under the Purchase Agreement will in fact be consummated or otherwise be concluded.

     For a more detailed discussion of the Purchase Agreement and the sale of the Copy Protection Business, reference is made to the Proxy Statement.

CURRENT ACTIVITIES

     The Company terminated active on-going operations in the copy protection area following the execution of the Purchase Agreement.

     If the sale of the Copy Protection Business contemplated under the Purchase Agreement is not consummated within the second quarter of 2003, then management anticipates that it will, initially, attempt to reach an agreement with Macrovision as to the parties' rights respecting the jointly developed technologies. In the absence of any such agreement, the Company anticipates that it may commence legal process against Macrovision in order to defend the Company's interests and assert its rights under the Alliance Agreement. Additionally, management anticipates that it may attempt to resume its marketing efforts with respect to its PALLADIUMCD product line.

     However, in order to effectively defend the Company's interests and assert its rights under the Alliance Agreement, management anticipates that it will need to raise additional cash significantly in excess of the $653,885 in available cash that the Company had as of December 31, 2002. Due primarily to expenses incurred in connection with the continuing defense of on-going lawsuits described in item 3 of this report, management believes that its available cash resources as of the filing of this report to be significantly less than amount reported for year end 2002. The Company has no present financing commitments. While management is actively investigating several options to raise capital, no assurance can be given that the Company will be able to raise any funds on commercially reasonable basis. If the Company is unable to secure such financing on commercially reasonable terms, it may not be able to continue its operations. Management anticipates that any successful financing that it may be able to obtain will result in significant dilution to present stockholders.

     If the sale of the Copy Protection Business is in fact consummated as contemplated under the Purchase Agreement, the Company's only significant asset following such closing will be cash and cash equivalents. Management estimates that the Company and its subsidiary TTR Ltd. has at December 31, 2002, a net operating loss carryforward (NOL) of approximately $27 million that may be available to offset future United States and Israeli taxable income, subject to certain specified limitations under applicable law. If the sale of the Copy Protection Business is concluded as contemplated under the Purchase Agreement, the Company will no longer be engaged in the copy protection area.

     The Company's board of directors (the "Board") has not yet determined the Company's strategic direction following the consummation, if any, of the sale of the Copy Protection Business and is considering several possible general alternatives. Currently, the Company anticipates pursuing one of the following three directions: liquidation and dissolution, retention of the proceeds and acquisition, investment in, or development of new lines of business, or a partial distribution of cash and acquisition, investment in, or development of new lines of business. Among the alternatives currently being actively considered is entering into new lines of business through specific strategic acquisitions. While the Company has no current binding agreements with respect to any acquisition, it is actively exploring acquisition transactions.

REASONS UNDERLYING THE PURCHASE AGREEMENT

     As previously disclosed in the Company's Proxy Statement, the Board considered several factors in arriving at its decision to recommend to the Company's stockholders that the Copy Protection Business be sold to Macrovision or its designees.

     At the time that the Purchase Agreement was entered into, there was no active market in the music industry for copy protection solutions. Despite expectation to the contrary, recording studios and music publishers did not widely adopt anti-copying solutions or technologies designed to protect the proprietary rights of music publishers and artists. At the time of the sale of the Copy Protection Business, no significant revenues were generated by SAFEAUDIO and none were expected in the near term, based on the uncertain prospects of the industry. At the time that the Purchase Agreement was entered into, the Company had, based on the quarterly report on Form 10-Q for the quarter ended September 30, 2002, approximately $1.5 million in cash and its cash resources were rapidly diminishing, despite efforts to reduce operating expenses.

     As detailed in the Proxy Statement and as disclosed in previous public filings, the Company's relationship with Macrovision was seriously hampered by divergent views and expectations. Additionally, under the terms of the Alliance Agreement, the terms of which governed the relationship between the Company and Macrovision, the Company was not entitled to the 30% royalty with respect to any Macrovision digital rights management (DRM) solution/product that is bundled with the technology underlying SAFEAUDIO. Macrovision advised the Company's management that, in furtherance of its marketing efforts, it intended to append to SAFEAUDIO various other complementary and related products/components, which initially would include primarily DRM products that were not the subject of joint development. Concurrent with the entry into the Purchase Agreement, Macrovision announced the acquisition of the assets of one of the Company's then leading competitors in the Copy Protection Business, with a vast array of technology/products/components related to music copy protection and DRM. Consequently, the Company's management anticipated that the royalties payable in respect of any anticipated SAFEAUDIO based 'music protection product package' would progressively diminish as additional Macrovision complementary technology (internally developed or further acquired) or related products/components that were not the subject of joint development were bundled in. The anticipated result was that the royalties payable in respect of any anticipated SAFEAUDIO based product package would progressively diminish. Moreover, as previously disclosed by the Company in the Proxy Statement and earlier filings with the SEC, the relationship with Macrovision impaired the Company's attempts to raise capital.

     In May 2002, Daniel C. Stein, the Company's then newly hired Chief Executive Officer and Sam Brill, the Company's Chief Operating Officer, initiated discussions with senior Macrovision executives in an attempt to resolve the parties' differences and coordinate their respective efforts toward the rapid introduction and acceptance by the industry of SAFEAUDIO. As previously disclosed in the Proxy Statement, the Company and Macrovision were unable to resolve the issues between them in a mutually acceptable manner and, accordingly, the focus of the discussions between the Company and Macrovision focused on the terms relating to a satisfactory parting.

     After considering the options available to the Company, the Company's newly installed Board, following its election in August 2002, concluded that a sale of the Copy Protection Business to Macrovision would be in the best interests of the Company and its stockholders. The Board has approved the sale of the Copy Protection Business primarily for the following reasons: (i) to avoid the then continuing losses associated with its research and development associated with continuing the Copy Protection Business; (ii) the uncertain prospects of continuing in such business and for the copy protection market in general; (iii) to obviate the need by the Company to undertake the risk of litigating its rights under the Alliance Agreement with Macrovision, the outcome of which may be unfavorable and costly; (iv) difficulty in raising cash to continue the Copy Protection Business as then conducted; and (v) to provide the Company with capital resources to consider and assess other opportunities that the Board believes may afford a superior opportunity for rapid growth and revenues compared to the Copy Protection Business.

     For a more detailed description of the reasons and events underlying and surrounding the Sale of the Copy Protection Business, reference is made to the Proxy Statement.

MANAGEMENT RESTRUCTURE

     In the course of 2002, the Company's senior management was reorganized. The Company's Chief Executive Officer, Mr. Daniel C. Stein, was hired in May 2002. Prior to Mr. Stein's appointment, the chief executive position was held since its inception in 1994 by Mr. Marc D. Tokayer, the Company's Chairman and one of its founders. Upon Mr. Stein's appointment as Chief Executive Officer, Mr. Tokayer became the Company President and general manager of TTR Ltd.

     At the Company's 2002 annual meeting of the stockholders held in August 2002, the Company's stockholders installed a new Board comprised of Daniel C. Stein, the Company's Chief Executive Officer and President, Sam Brill, the Company's Chief Operating Officer, Mr. Marc D. Tokayer, Richard Gottehrer, Michael Paolucci, Joel Schoenfeld and Neil Subin. Mr. Tokayer resigned from his directorship in September 2002. Mr. Brill, who was elected to the Board in April 2002, served on the previous board of directors.

EMPLOYEES

     The Company employs two full-time employees, its Chief Executive Officer and the Chief Operating Officer, as well as one part-time employee.

     As previously disclosed in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002, consistent with the Board's policy to significantly reduce operating expenses, in September 2002 the Company began the relocation to the United States of its research, development and design activities and, in consequence thereof, terminated by October 2002 all such activities formerly carried out at the TTR Ltd. facility (the "TTR Ltd. Wind-down"). Following the execution of the Purchase Agreement, the Company effectively ceased to be engaged in the Copy Protection Business.

     As a consequence thereof, the number of personnel employed by the Company has significantly declined. Immediately prior to the TTR Ltd. Wind-down, the Company employed approximately 16 full time employees, most of whom were research and development and design personnel working out of TTR Ltd.'s facility.

MINORITY SUBSIDIARY

     In July 2000, the Company purchased a 50% equity interest in ComSign Ltd. "ComSign"), an Israeli based company which is the exclusive marketer in Israel and in the territories controlled by the Palestinian Authority of VeriSign Inc.'s digital authentication certificates and related services. The remaining 50% equity interest in ComSign continued to be held by a private company based in Israel. VeriSign, Inc. is a leading provider of Internet based trust services. The agreement between ComSign and VeriSign provides ComSign with the rights to market these services in the designated territory for a period of six years and a sharing of revenues derived from these activities.

     The Company disclosed in its quarterly report on Form 10-Q for the quarter ended June 30, 2002 that it wrote-off the goodwill portion of its investment in ComSign, as the Company believed that there was a significant decrease in the fair market value of its investment for reasons relating primarily to the non-resolution of certain issues between the ComSign and VeriSign, including the contract fees payable by ComSign under the terms of the license agreement, and the general decrease in market demand, thereby impairing the value of the investment. Consequently, during the year ended December 31, 2002, the Company wrote-off the amount of $748,690, representing the remaining goodwill and the balance of its investment in ComSign.

RESEARCH & DEVELOPMENT

     As noted elsewhere in this report, following the execution in November 2002 of the Purchase Agreement, the Company ceased all research and development activities.

     From the date of its inception through December 31, 2002, the Company incurred approximately $5.7 million on research and development activities, including approximately $700,000 for the year ended December 31, 2002 and approximately $950,000 for the year ended December 31, 2001. The amounts incurred in 2002 were used primarily for the enhancement of SAFEAUDIO, developing and expanding DVD anti-copying protection and security technologies relating to files downloaded from the Internet.

     From its inception in 1994 through October 2002, all of the Company's research and design activities were carried out in Israel through TTR Ltd. As previously disclosed in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002, following the completion of the TTR Ltd. Wind-down in October 2002, the Company terminated all such activities formerly carried out at the TTR Ltd. facility.

COMPETITION

     At the time that the Company was engaged in the Copy Protection Business, there were, to management's knowledge, three other companies active in the field of designing and developing technology designed to prevent the unauthorized copying of compact discs. MidbarTech, a private Israeli company, had a solution that has been, to management's knowledge, tested by the major labels in Europe and the United States and was then marketed under the trade name "Cactus Data Shield". In November 2002, the assets of MidbarTech were also sold to Macrovision. Sony also had a product that it was marketing to the industry under the trade name "Key2Audio". SunnComm, a U.S. based company whose securities are traded on the over-the-counter market, publicly announced that its CD anti-copy technology has been applied to various music CDs.

     In the event that the sale of the Copy Protection Business under the Purchase Agreement is not consummated and the Company decides to resume limited operations in the copy protection area, then there can be no assurance that these or other technologies will not become more widely accepted than the technologies that the Company will be then marketing or that other companies will not enter the market in the future. There can be no assurance that companies with substantially greater financial, technological, marketing, personnel and research and development resources than those available to the Company will not develop and begin marketing a similar technology.

COMPANY HISTORY AND BACKGROUND

     The Company was incorporated under Delaware law in July 1994. The principal executive offices of the Company are located at 575 Lexington Avenue, Suite 400, New York, New York, 10022.

                                  RISK FACTORS

     In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

     THE CONTEMPLATED SALE OF THE COPY PROTECTION BUSINESS UNDER THE PURCHASE AGREEMENT WITH MACROVISION MAY NOT BE CONSUMMATED.

     Under the terms of the Purchase Agreement, if the sale of the Copy Protection Business was not consummated by March 15, 2003, either the Company or Macrovision is entitled to terminate such agreement at any time.

     If the sale of the Copy Protection Business is not in fact consummated as contemplated under the Purchase Agreement, then such development will have a material adverse effect on the Company's condition and prospects.

     IF THE CONTEMPLATED SALE OF THE COPY PROTECTION BUSINESS IS NOT CONSUMMATED, THE COMPANY WILL NEED TO IMMEDIATELY RAISE ADDITIONAL CAPITAL, WITH THE LIKELIHOOD OF SIGNIFICANT DILUTION RESULTING TO STOCKHOLDERS.

     As of December 31, 2002, the Company had $653,885 in cash available. Due primarily to expenses incurred in connection with the continuing defense of on-going lawsuits described in item 3 of this report, management believes that the available cash as of the filing of this report to be significantly less than amount reported for year-end December 2002. In the absence of a consummation of the sale of the Copy Protection Business within the second quarter of 2003, management anticipates that it will need to raise additional cash significantly in excess of the amount it currently has in order to defend the Company's interests and assert its rights under Alliance Agreement with Macrovision and to take other necessary actions in the copy protection area. The Company has no commitments for any funds and no assurance can be given that the Company will be able to raise any funds on commercially reasonable basis. If the Company is unable to secure such financing on commercially reasonable terms, it will not be able to continue its operations. Any successful financing will have a significant dilutive effect on current stockholders.

     The inability to raise the necessary financing by the end of the second quarter of 2003 may require management to initiate proceedings seeking protection under pertinent reorganization or bankruptcy law. The inability to raise the required funds will likely have a material adverse effect on the Company's condition and prospects.

     In the event that the Company were to successfully raise additional cash, management believes that such financing will result in a significant dilution of the present stockholders.

     "GOING CONCERN" QUALIFICATION IN AUDITOR'S REPORT MAY MAKE IT DIFFICULT TO RAISE NEW CAPITAL.

     The report of the independent auditors on the Company's financial statements for the year ended December 31, 2002 includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company anticipates that the "going concern" qualification will make it more difficult for the Company to raise additional capital.

     THE OUTCOME OF ANY ACTION TAKEN BY THE COMPANY TO DEFEND ITS INTERESTS UNDER THE ALLIANCE AGREEMENT WITH MACROVISION IS UNCERTAIN.

     In the event that the contemplated sale of the Copy Protection Business does not close within the second quarter of 2003, management believes that it may need to initiate proceedings of a legal nature against Macrovision in order to adequately defend the Company's interests and assert its rights under the Alliance Agreement with Macrovision. In addition, the Company will need to consider the future course of its action within the Copy Protection Business arena.

            Management anticipates that the initiation of legal process against Macrovision is likely to be costly, time consuming and the outcome of such actions is uncertain.

     IF THE SALE OF THE COPY PROTECTION BUSINESS UNDER THE PURCHASE AGREEMENT WITH MACROVISION IS NOT CONSUMMATED, NO ASSURANCE CAN BE PROVIDED THAT OTHER POTENTIAL ACQUIRORS WILL SEEK TO PURCHASE THE COPY PROTECTION BUSINESS.

     If the sale of the Copy Protection Business is not consummated, it is unlikely that the Company will be able to find another purchaser for the Copy Protection Business. Under the Alliance Agreement with Macrovision, which agreement is in effect until (and subject to) the consummation of the sale of the Copy Protection Business, any such transaction cannot be effected without the approval of Macrovision. Accordingly, it is unlikely that any company currently engaged in this business would have any interest, or would be willing to offer a reasonable purchase price for the Company's Copy Protection Business.

     IF THE SALE OF THE COPY PROTECTION BUSINESS IS NOT CONSUMMATED, IT WILL BE DIFFICULT FOR THE COMPANY TO RE-ENTER THE COPY PROTECTION FIELD.

     As of the execution of the Purchase Agreement in November 2002, the Company ceased active operations in the copy protection area. While management anticipates that it may attempt to revive the previously abandoned limited marketing efforts with respect to PALLADIUMCD, management anticipates that such action will be difficult and may be hampered by claims that Macrovision may raise with respect to claims and rights respecting the PALLADIUMCD product line. The taking of any action by the Company to terminate the Alliance Agreement and to market the technologies jointly developed with Macrovision is likely to encounter significant resistance from Macrovision. Additionally, if the Company does in fact re-enter the copy protection area, it will face significant competition from companies with vastly greater resources. Management does not believe that the Company currently has sufficient cash resources to undertake any such significant marketing efforts and neither does the Company have any significant financing commitments with respect thereto.

     EVEN IF THE SALE OF THE COPY PROTECTION BUSINESS IS CONSUMMATED, THE COMPANY WILL NOT, POST-CLOSING, ENGAGE IN ON-GOING BUSINESS OPERATIONS AND WILL CONTINUE TO HAVE HAD A HISTORY OF NET OPERATING LOSSES.

     Even if the sale of the Copy Protection Business is consummated, the Company's ability to generate revenue and achieve profitability or positive cash flow will depend upon its success in or acquiring or developing a new profitable line of business. The Company may not have the capital necessary to develop or invest in new lines of business. There can be no assurance that the Company will ever generate revenues and, if it ever does, that the levels of revenues will allow the Company to become profitable. Since TTR began operations in 1994, the Company has lost money in every quarter and year. As of December 31, 2002, the Company had an accumulated deficit of approximately $40 million. The Company had no revenues in 2002. After terminating all research and development relating to its Copy Protection Business, the Company has not been engaged in active business operations.

     Accordingly, the Company's prospects must be considered with regard to the risks encountered by a company in the early stages of development.

     If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it could have a significant adverse effect on the Company's condition and prospects.

     EVEN IF THE SALE OF THE COPY PROTECTION BUSINESS IS CONSUMMATED, THE COMPANY MAY NEED ADDITIONAL CAPITAL TO ACQUIRE OR DEVELOP A PROFITABLE NEW BUSINESS.

     Even if the sale of the Copy Protection Business is consummated as contemplated under the Purchase Agreement, the Company may need substantial capital to develop and expand a new business, fund operating losses and to provide for working capital. The Company's ability to raise additional capital will depend on, among other things, its financial condition at the time and other factors, including market conditions that are beyond the Company's control. There can be no assurance that the Company can complete such financing or that the terms thereof would be favorable to the Company. Any such inability to obtain additional funds on acceptable terms may have a material adverse effect on the Company's financial condition.

     IF THE SALE OF THE COPY PROTECTION IS CONSUMMATED, THE COMPANY MAY INVEST IN A NEW BUSINESS WITHOUT FURTHER STOCKHOLDER ACTION.

     Following the consummation, if any, of the sale of the Copy Protection Business, the Company will not been engaged in on-going operations. The Company anticipates that it will explore entering into new lines of business through specific strategic acquisitions. While the Company has no current binding agreements with respect to any acquisition, it is actively exploring acquisition and/or investment transactions.

     Under certain conditions, the Company's Board is not required to seek stockholder approval respecting any decision to invest in another business. Thus, the Company's board of directors may decide to invest in another business without any further input from stockholders.

     Additionally, the Company's only full-time employees, Mr. Daniel C. Stein, the Company's Chief Executive Officer and President and Mr. Sam Brill, Chief Operating Officer, may have limited experience and expertise running and managing a business in the area or field in which any acquisition is made.

     IF THE SALE OF THE COPY PROTECTION BUSINESS IS CONSUMMATED, THE COMPANY MAY BE REQUIRED TO PAY SIGNIFICANT AMOUNTS TO MACROVISION WITH RESPECT TO INDEMNITIES.

     Under the Purchase Agreement respecting the sale of the Copy Protection Business, the Company undertook to indemnify Macrovision for certain losses as set forth in the Purchase Agreement. The Company's indemnification obligations are limited by an overall cap of $5.25 million, except with respect to matters relating to the OCS, violation of any bulk sales laws, fraudulent conveyance laws, or certain pre-sale contractual liabilities. Thus, under the Purchase Agreement, the Purchaser is entitled to seek reimbursement for any amounts paid to the OCS in respect of obtaining the OCS's release to any claims or rights to the Subject Technologies. The payment of any such indemnification obligations may adversely impact the Company's cash resources and materially adversely affect its business and prospects.

     THE COMPANY'S COMMON STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET AND IS SIGNIFICANTLY LESS LIQUID THAN BEFORE.

     The Company's Common Stock was delisted from trading on the Nasdaq National Market on January 8, 2003 due to the fact that the Company was unable to satisfy the criteria for continued listing. The Company's request to transfer to The Nasdaq SmallCap Market was denied. The Company's Common Stock currently trades on the OTC Bulletin Board.

     The OTC Bulletin Board is separate and distinct from The Nasdaq Stock Market. Although the OTCBB is a regulated quotation service operated by The Nasdaq Stock Market that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like the Company's Common Stock, the Company is not required to meet or maintain any qualitative or quantitative standards for its Common Stock to be traded on the OTCBB. The Company's Common Stock does not presently meet the minimum listing standards for listing on The Nasdaq Stock Market.

     As a result of the delisting, the Company believes that the ability of stockholders to buy and sell the shares of the Company's Common Stock has been materially impaired, and is limited primarily to over-the-counter quotation services that handle high-risk ventures.

     THE COMPANY'S COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASE THE RISK OF LOSS TO PERSONS OWNING THE COMPANY'S COMMON STOCK.

     Because of the limited trading market for the Company's Common Stock, and because of the possible price volatility, a stockholder may not be able to purchase or sell shares of the Company's Common Stock when he/she/it desires to do so. The inability to sell shares in a rapidly declining market may substantially increase an investor's risk of loss because of such illiquidity and because the price for the Company's Common Stock may suffer greater declines because of its price volatility.

     THE COMPANY MAY NOT BE ALLOWED TO TRADE ON THE SUCCESSOR TO THE OTC BULLETIN BOARD AND MAY BECOME SIGNIFICANTLY LESS LIQUID THAN BEFORE.

     The Company may not qualify for a listing on the BBX (Bulletin Board Exchange) which is, during 2003, slated to replace the OTC Bulletin Board. The BBX, a new market owned and operated by the Nasdaq Stock Market, is scheduled to have qualitative and quantitative listing standards that the Company may not be able to satisfy.

     In the event that the Company does not qualify to be listed on the BBX, the Company believes that the ability of stockholders to buy and sell the shares of the Company's Common Stock will be materially impaired, and will be limited primarily to over-the-counter quotation services such as the Pink Sheets.

     THERE MAY BE SIGNIFICANT LIMITATIONS TO THE UTILIZATION OF NET OPERATING LOSSES TO OFFSET FUTURE TAXABLE INCOME.

     Management estimates that the Company has a net operating loss carry-forward (NOL) of approximately $16 million, which will be available to offset future U.S. taxable income subject to limitations under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. TTR Ltd., the Company's wholly owned Israeli subsidiary, has a net operating loss carryforward of approximately $11 million available to offset future taxable income in Israel.

     No assurance can be provided that under prevailing law all, or even any part, of the NOL will be available to offset future income.

     THE COMPANY MAY BE SUBJECT TO LEGAL PROCEEDINGS BY THE OCS.

     An application was filed with the OCS to consent to the transfer to an Israeli affiliate of Macrovision of the Subject Technologies. As of the filing of this report, no response has been received from the OCS. Although it is the Company's position that none of the technologies included in the sale of the Copy Protection Business that are to be transferred to Macrovision, or to a non-Israeli affiliate thereof, were in fact funded by the OCS, the OCS may adopt a contrary view that, upon the closing of the Purchase Agreement or thereafter, could expose the Company to a damage suit by the OCS, which could result in a material adverse effect to the Company's business and prospects.

     IF THE SALE OF THE COPY PROTECTION BUSINESS IS CONSUMMATED, THE COMPANY MAY THEN BE SUBJECT TO REGULATION UNDER THE INVESTMENT COMPANY ACT

     If the sale of the Copy Protection Business is closed as contemplated under the

Purchase Agreement with Macrovision, following such sale, the Company's only significant asset will be cash and cash equivalents. Although the Company is subject to regulation under the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended, management believes that, following a closing, if any, of the sale of the Copy Protection Business, the Company will not be subject to regulation under the Investment Act of 1940, as amended (the "Investment Company Act") insofar as it is not anticipated that it will then be engaged in the business of investing or trading in securities. In the event that the Company engages in business combinations which result in its holding passive investment interests in a number of entities or in the event that it unable to commence operations in a new line of business for a substantial period of time, it could be required to register as an investment company and be subject to registration under the Investment Company Act. In such an event, the Company could incur significant registration and compliance costs and would be subject to extensive regulation.

     IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE THE COMPANY.

     Provisions of Delaware law could make it more difficult for a third party to acquire the Company, even if it would be beneficial to the Company's stockholders.

     PENNY STOCK REGULATIONS ARE APPLICABLE TO INVESTMENT IN SHARES OF THE COMPANY'S COMMON STOCK.

     Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers will not deal with penny stocks; this restricts the market.

ITEM 2. PROPERTIES.

     The Company leases office space in midtown Manhattan, New York, for its executive and administrative activities. The office lease expired in January 2003 and the Company is currently on a month-to-month lease. The Company pays monthly rent payments of approximately $4,000. Management believes that the Company will be able either to renew the present lease or obtain suitable replacement facilities.

     Until the TTR Ltd. Wind-down in October 2002, the Company utilized a 2,531 square foot facility used in its research and development and administrative activities in Kfar Saba, Israel, where the lease commenced on April 1, 2002 and by its terms expires on March 31, 2003. The Company paid out the entire term of the lease. Under the lease, the Company paid monthly rent of approximately $3,000.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in the following legal proceedings.

     On August 14, 2002, nine purported stockholders of the Company filed a complaint against the Company, eight of its current or former officers and several third parties in the United States District Court for the Southern District of New York. The action, which is known as EILENBERG ET AL. V. KRONITZ ET AL. (02 Civ. 6502), alleges, among other things, that the Company issued a series of false and misleading statements, including press releases, that misled the plaintiffs' into purchasing the Company's Common Stock. The complaint seeks relief under federal securities laws and common law, and demands compensatory damages of $10 million or more, and punitive damages of $50 million or more. The Company believes it has meritorious defenses to this lawsuit. The Company and most of its current or former officers have filed a motion based upon the federal securities laws to dismiss the complaint for failure to state a claim and to plead with particularity under Rule 9(b) of the Federal Rules of Civil Procedure. After hearing arguments on November 26, 2002, the Court granted defendants' motion to dismiss the complaint based on Rule 9(b). Plaintiffs filed an amended complaint, and the Company's time to respond has been extended to April 14, 2003. The litigation is thus in its preliminary stages and no substantive discovery has been conducted in the case.

     Counsel for the EILENBERG plaintiffs filed a second action against the Company and several of its current or former officers in the same court on August 21, 2002, this time on behalf of three additional purported stockholders as plaintiffs. This action, which is known as STURM ET AL. V. TOKAYER ET AL. (602 Civ. 6672), alleged, among other things, that the Company had violated the federal securities laws by distributing false and misleading materials in connection with the annual shareholder meeting scheduled for August 26, 2002, and that several officers and directors had breached duties to the Company and committed acts of waste and mismanagement by paying excessive salaries to themselves and others. Plaintiffs promptly moved for a temporary restraining order to enjoin the annual shareholder meeting from being conducted on August 26, 2002. The Court denied this motion. The Company believes it has meritorious defenses to this lawsuit. The Company and the other defendants thereafter moved to dismiss the complaint for failure to state a claim for relief. In response, the plaintiffs filed an amended complaint, which deleted the prior claims concerning violations of the federal securities laws, but continued to assert derivative claims for waste and mismanagement. The Court denied defendants' motion to dismiss the latter claims but directed that plaintiffs submit a more detailed verification to the Amended Complaint and correct an allegation concerning one of the defendants. Plaintiffs have served their Second verified and Amended Complaint and the Company and the other defendants have until April 14, 2003 to answer or otherwise respond to the Second Amended Complaint. The litigation is thus in its preliminary stages and no substantive discovery has been conducted in the case.

     On or about December 31, 2002, the same counsel "purporting to represent "certain shareholders" wrote to Company counsel demanding, among other things, that the salaries and benefits of the Company's Chief Executive Officer and Chief Operating Officer be reduced or, in the alternative, they be terminated for alleged cause. Plaintiffs' claims have been referred by the Company's board of directors to a Special Litigation Committee of the board which is investigating the matter and whose report is expected on or about May 31, 2003.

     The Company has notified the insurer that issued a directors and officers liability policy to the Company covering the period in which the filing of the Eilenberg and Sturm actions occurred. The Company is seeking, among other things, to recover its costs of defense to the extent provided in the policy and has entered into an Interim Funding Agreement with the insurer pursuant to which its costs are to be reimbursed under a full reservation of rights by the insurer.

     The Company's former attorneys commenced an action in the state court in New York in January 2003 seeking unpaid legal fees in the approximate amount of $300,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firm's failure to advise properly in the shareholder litigation brought by Sturm et al. The case is in the discovery stage.

     As of December 31, 2002, it is not possible to estimate the liability, if any, in connection with these matters. Accordingly, no accruals for these contingencies have been recorded.

     From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's business or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 10, 2002, the Company filed with the SEC a definitive proxy statement soliciting stockholder approval as to the following: (i) to approve the sale to Macrovision and certain of its affiliates of the assets that relate in any material respect to the Company's Copy Protection Business and (ii) to approve an amendment to the Company's amended and restated certificate of incorporation to effect a reverse stock split of the Company's Common Stock in the range of 1:6 to 1:10, as determined in the sole discretion of the Board, at any time on or before the Company's 2003 annual meeting of the stockholders (the "Reverse Split").

     The Company scheduled a special meeting (the "Special Meeting") of the Company's stockholders for January 13, 2003. The Special Meeting was adjourned to January 15, 2003. The voting results at the Special Meeting were as follows:

                                 For            Against          Abstained
     1.   Asset Sale          9,334,235          158,200         2,315,392

     2.   Reverse Split      13,286,729        1,192,089         2,362,792

     Each of the above proposals were approved at the Special Meeting.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of January 8, 2003, the Company's common stock, par value $0.001 per share (the "Common Stock") began to be quoted on the OTC Electronic Bulletin Board under the symbol "TTRE". From February 6, 2001 through January 7, 2003, the Common Stock was quoted on the NASDAQ National Market. Prior to its quotation of the NASDAQ National Market, the Company's Common Stock, commencing October 23, 2000 through February 5, 2001, was quoted on the NASDAQ SmallCap Market. Prior to the NASDAQ SmallCap listing, the Common Stock was quoted on the OTC Electronic Bulletin Board.

     The following table sets forth the range of high and low bid prices for the Common Stock as reported on the relevant NASDAQ National Market System, the NASDAQ SmallCap Market and the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc., Automated Quotations System for the periods indicated.

                                  Common Stock
Quarter Ended                                                 High         Low
 2002
December 31                                                   $.29        $.12
September 30                                                  $.57        $.10
June 30                                                       $1.32       $.22
March 31                                                      $1.84       $.81

 2001
December 31                                                   $2.29       $1.22
September 30                                                  $6.24       $0.69
June 30                                                       $6.33       $4.60
March 31                                                      $6.88       $4.75

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     As of March 31, 2003, there were approximately 128 record holders of the Common Stock of the Company. The Company believes that there are a significant number of shares of Common Stock held either in nominee name or street name brokerage accounts and consequently, the Company is unable to determine the number of beneficial owners of the Common Stock.

     The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. It is the present policy of the Board to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES DURING 2002

     Set forth below is a listing of all sales by the Company of unregistered equity securities during 2002, excluding sales that were previously reported on a Quarterly Report on Form 10-Q. Unless otherwise indicated, such sales were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as they were transactions not involving a public offering.

     In November 2002, the Company issued 300,000 shares of the Company's Common Stock in exchange for (and the cancellation of) warrants to purchase 350,000 shares of the Company's Common Stock originally issued to a financial consultant in June 2000 that entitled the holder thereof, upon the consummation, if any, of the sale of the Copy Protection Business, to acquire, pursuant to the cash-less exercise provisions contained therein, additional shares of Common Stock equal to approximately one third of the then Company's issued and outstanding Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth our consolidated financial data for the five years ended December 31, 2002. The selected consolidated financial data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from the Company's consolidated financial statements for such years, which have been audited by Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, independent auditors. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                                                             From inception
                                               Year Ended December 31,                                       (July 14,1994)
                                                                                                               to December
Income Statement Data:      1998          1999         2000            2001            2002                     31, 2002
Revenues                  $54,922       $68,803         $1,999           $--             $--                      $125,724
Total expenses         $5,178,872    $7,944,252     $5,107,978       $5,153,724      $4,107,986                $32,793,688
Operating loss        ($5,123,950)  ($7,875,449)   ($5,105,979)     ($5,153,724)    ($4,107,986)              ($32,667,964)
Net loss              ($5,578,540) ($13,072,237)   ($4,796,693)     ($5,498,637)    ($5,244,751)              ($40,370,429)

Net loss per share         ($1.54)       ($2.07)        ($0.30)          ($0.31)         ($0.29)
Weighted average shares
Outstanding              3,615,908     6,321,719    16,006,403       17,560,013      17,827,893


                                               Year Ended December 31,
                            1998          1999         2000            2001            2002
Balance Sheet Data:

  Working  capital
    (deficiency)      ($2,834,448)    ($494,744)    $8,122,456       $4,495,617        $193,308
  Total assets           $490,545      $467,867    $10,348,713       $6,550,947        $814,944
  Total liabilities    $3,588,712      $798,863       $351,756       $1,134,730        $558,909
  Total stockholders'
   equity (deficit)   ($3,098,167)    ($330,996)    $9,996,957       $5,416,217        $256,035


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

     From its inception in 1994 through the period immediately preceding the date on which the Purchase Agreement relating to the sale of the Company's Copy Protection Business was entered into, TTR was primarily engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the internet. In November 2002, the Company entered into the Purchase Agreement with the Purchaser pursuant to which the Company agreed to sell to the Purchaser all of the assets that were utilized in operating the Copy Protection Business. As of the filing of this report, the sale has not been consummated as contemplated because certain contingencies to the closing relating to the Consent of the OCS have not been satisfied.

     In order to facilitate the closing, an application has been filed with the OCS to approve the transfer to an Israeli affiliate of Macrovision of certain designated assets under the Purchase Agreement. As of the date of the filing of this report, the response of the OCS has not been obtained. Certain rights to terminate the Purchase Agreement arise if the transactions contemplated by that agreement have not been consummated by March 15, 2003. Consequently, neither the Company nor the Purchaser is contractually bound to close the transaction contemplated by the Purchase Agreement. No assurance can be provided that the OCS will in fact agree to the transfer of the Subject Technologies to Macrovision Israel or that the sale of the Company's Copy Protection Business as contemplated under the Purchase Agreement will in fact be consummated or otherwise be concluded.

     The Company has not had any significant revenues to date. As of December 31, 2002, the Company had an accumulated deficit of approximately $40 million. The Company's expenses related primarily to expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses incurred while it was engaged in the Copy Protection Business.

     As of the date of the execution of the Purchase Agreement in November 2002, the Company has ceased to be engaged in the copy protection area, the only field of business that it has been actively engaged in since it commenced operations in 1994.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preperation of these financial statements requires the Company's management to make estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. The Company bases its estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

     The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, the Company does not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

REVENUE SOURCE

     Until the execution of the Purchase Agreement in November 2002, the Company expected, for the near-term, that its primary source of revenue, if any, would be royalties payable to it under the Alliance Agreement and, upon completion and commercialization of the PALLADIUMCD product line, license fees therefrom. If sale of the Copy Protection Business is consummated as contemplated by the Purchase Agreement, the Company will no longer be entitled to the 30% royalty payable under the Alliance Agreement and it is unlikely there will be any significant revenue source, other than the anticipated net proceeds payable at the closing.

     If the closing of the sale of the Copy Protection Business contemplated under the Purchase Agreement is not consummated , management anticipates that, unless it reaches an agreement with Macrovision as to the parties' rights respecting the jointly developed technologies under the Alliance Agreement, it may commence legal process against Macrovision in order to defend the Company's interests and assert its rights under the Alliance Agreement, as well as to resume the previously abandoned limited marketing efforts respecting the PALLADIUMCD product line. Under such circumstances, no assurance can be provided that any royalties payable under the Alliance Agreement will be collected or that the Company will be able to generate any proceeds from the PALLADIUMCD product line.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31,  2001

     There were no revenues in 2002 or 2001.

     Research and development costs in 2002 were $701,629 compared to $949,766 in 2001, which included the costs incurred in the development of SAFEAUDIO. The decrease is primarily attributable to the Company's decision in October 2002 to terminate all research and development activities at TTR Ltd. due to the anticipated sale of the intellectual property related to its Copy Protection Business. Research and development costs in 2002 and 2001 related primarily to the enhancement of SAFEAUDIO features undertaken by both TTR and Macrovision, the development and expansion of copy protection technology to CD-Rs and digital rights management. Commencing June 2001 and continuing through May 2002, the Company agreed to pay to Macrovision, on a monthly basis, $20,000 to partially cover unanticipated expenses incurred in the development of SAFEAUDIO.

     Sales and marketing expenses in 2002 were $159,486 as compared to $399,523 in 2001. The decrease is primarily due to Macrovision's assumption of a significant portion of the sales and marketing expenses for SAFEAUDIO, as provided for in the Alliance Agreement, and the Company's decision to terminate all sales and marketing expenses in November 2002 based on the anticipated sale of the Copy Protection Business.

     General and administrative expenses in 2002 were $3,050,620 as compared to $2,894,616 in 2001. The 2002 expenses, compared to those in 2001, include an increase in officers' compensation costs and related benefits as a result of the restructuring of senior management of the Company, professional fees incurred in connection with the negotiation and execution of the Purchase Agreement, the defense and prosecution of various litigation matters and, termination and settlement costs associated with the TTR Ltd Wind-down, the Company's Israeli subsidiary.

     Stock-based compensation for the year ended 2002 was $35,251 as compared to $909,819 for the year ended 2001. The decrease in stock-based compensation expense is attributable to a reduction in remaining deferred compensation that was incurred in previous years. In addition, during 2002 the Company did not issue any significant stock options that would have required the Company to recognize additional significant deferred compensation.

     During 2002, the Company recorded bad debt expense of $161,000 in connection with the non-payment of a note receivable upon its maturity in July 2002 and certain uncollectable employee advances. Although management believes collection of the full amount due under the promissory note is doubtful, it intends to pursue recovery.

     The Company's affiliate, ComSign Ltd., commenced operations in July 2000. ComSign serves as VeriSign Inc.'s sole principal affiliate in Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. Based on management's view that the value of the investment has been impaired, the Company wrote-off, during the year ended 2002, the amount of $748,690, representing the remaining goodwill and the balance of its investment. The Company has no further obligation or intention to fund any continuing losses incurred by ComSign Ltd.

     Interest income for the year ended 2002 was $37,808 compared to $276,179 for the year ended 2001. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash to finance Company operations and management restructuring as well as lower interest rates on invested balances.

     The Company reported a net loss for the year-ended 2002 of $(5,244,751) or $(.29) per share on a basic and diluted basis as compared to a net loss of $(5,498,637) or $(.31) per share on a basic and diluted basis, for the year ended 2001.

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

     Sales and marketing expenses in 2001 were $399,523 as compared to $579,006 in 2000. The decrease is primarily due to Macrovision's assumption (since 2000) of most of the sales and marketing expenses for SAFEAUDIO, as provided for in the Alliance Agreement. The 2000 period includes approximately $132,800 of reimbursements to Macrovision of certain sales and marketing expenses as required under the agreement.

     General and administrative expenses in 2001 were $2,894,616 as compared to $1,785,434 in 2000. The increase is primarily attributable to the adjustment of senior management salaries, the hiring in June 2001 of a former Chief Financial Officer and former Executive Vice President for Business Development, increased filing fees associated with the commencement of the Company's NASDAQ listing and increased expenditures in connection with public relations. Additionally, under the employment agreement entered into by the Company and its former Chief Operating Officer, the Company was obligated to pay the annual salary of such former officer through September 2003. As of October 2001, such officer was no longer employed by the Company. Accordingly, the Company accrued and charged during 2001 approximately $437,000, representing the aggregate salary payments through September 2003 to such former officer.

     Stock-based compensation for the year ended 2001 was $909,819 as compared to $1,631,649 for the year ended 2000. The 2000 period includes approximately $656,000 from stock options granted to the Company's former CEO and former Chief Technology Officer with exercise prices below the fair value of the underlying common stock. At December 31, 2001, the Company had deferred compensation of approximately $39,000, of which $31,000 was amortized in the first quarter of 2002.

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

     Interest income for the year ended 2001 was $276,179 as compared to $524,253 for the year ended 2000. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash to finance Company operations as well as lower interest rates on invested balances.

     The Company reported a net loss for the year ended 2001 of $(5,948,637) or $(0.31) per share on a basic and diluted basis, as compared to a net loss of $(4,796,693) or $(0.30) per share on a basic and diluted basis, for the year ended 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had cash and cash equivalents of $653,885, representing a decrease of approximately $4.3 million over December 31, 2001.

     Cash used by operating activities during 2002 was $4.1 million compared to $3.1 million during 2001. Cash used in 2002 was primarily attributable to on-going company operations through November 2002, payments associated with the Wind-down of TTR Ltd., the Israeli based subsidiary, and payments made in connection with the restructure of the Company's management. Additionally, in 2002, the Company used $180,000 in investing activities of which $112,000 was used for the purchase of property and equipment.

     The Company has no long-term debt or any material debt commitments.

     If the sale of the Company's Copy Protection Business is consummated as contemplated under the Purchase Agreement, the net proceeds thereof are expected to result in an increase in cash of approximately $5 million. No assurance however, can be provided that the sale of the business will in fact be consummated.

     If the sale of the Copy Protection Business is not consummated, management believes that it will need to raise additional cash in an amount significantly exceeding its 2002 year-end cash resources in order to defend its interests, including its rights under the Alliance Agreement with Macrovision, and to resume operations in the copy protection field. Due primarily to expenses incurred in connection with the continuing defense of on-going lawsuits described in item 3 of this report, management believes that the available cash as of the filing of this report to be significantly less than amount reported for year-end December 2002. The financial statements accompanying this report for the year ended December 31, 2002, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. If the Company is unable to raise such financing on commercially reasonable terms, it may no longer be able to remain in business. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 146, ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends and supersedes FASB Statement No. 123 "Accounting for Stock-Based Compensation." The Company has adopted the disclosure provisions of SFAS 148 as of December 31, 2002 and has included the required disclosures in Note 2 and 9 to its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests its cash primarily in money market funds and certificates of deposit, which are subject to minimal credit and market risk. The Company has no long-term debt.

FOREIGN CURRENCY RISK

     The Company is exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Most of the Company cash balances are held in dollar-based accounts. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 2002 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE.

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND OFFICERS

     The Company's directors, officers and key employees are as follows:

Name                        Age         Position
----                        ---         --------
Daniel C. Stein             33          CEO, President, Treasurer and Director

Sam Brill                   29          Chief Operating Officer, Director

Richard Gottehrer           62          Director

Michael Paolucci            33          Director

Joel Schoenfeld             52          Director

Neil Subin                  38          Director

     DANIEL C. STEIN, has been the Chief Executive Officer of the Company since May 6, 2002, a director since August 26, 2002 and President since November 2002. From December 2001 through the time immediately prior to his appointment as Chief Executive Officer of the Company, he worked as a private consultant specializing in the acquisition and management of companies in the media and technology industry. From December 2000 through December 2001, he worked as President of Javu Technologies, Inc., a private company engaged in the licensing of software and services to corporations that store, manage, deliver or repurpose video assets. From March 1999 through November 2000, Mr. Stein was President and Chief Operating Officer of The Wedding List Company, an internet bridal registry company with retail outlets specializing in the wedding gift and registry business (http://www.theweddinglist.com). The Wedding List was sold in 2001 to Martha Stewart/Omni Media. In 1993, Mr. Stein co-founded Burly Bear Network, a Company providing cable programming and online services to college students (http://www.burlybear.com). From July 1993 through March 1999, he was the director and Chief Executive Officer of Burly Bear. Burly Bear served approximately eight million households and was sold in 1997 to Lorne Michaels, the owner of Broadway Video and creator and producer of the television show Saturday Night Live. Mr. Stein received a BS in Finance in 1992 from Cornell University.

     SAM BRILL has been a director of the Company since February 2002 and the Chief Operating Officer since April 15, 2002. From November 2001 to immediately prior to his appointment as Chief Operating Officer, he served as the Company's Vice-President, Corporate Strategy. Prior to joining the Company, from February 1998 through November 2001 Mr. Brill was employed by JDS Capital Management, Inc., a New York based hedge fund and an affiliate of the Company's largest stockholder, where he worked as a Senior Financial Analyst evaluating for market viability and investment potential a diverse group of public and private companies. Mr. Brill received a BS in Finance, cum laude, in January 1998 from Touro College.

     RICHARD GOTTEHRER co-founded in June 1998 The Orchard, a leading distributor of independent music in America. The Orchard spun off a digital media company, OWIE, Inc. (Orchard Wireless & Interactive Entertainment), of which Mr. Gottehrer is currently Chief Executive Officer. OWIE is a one-stop digital media company that acquires, provisions and delivers content to authorized online music services. Prior to his association with The Orchard, Mr. Gottehrer worked as an independent producer, providing services primarily to major recording companies. Mr. Gottehrer co-founded in 1968 and presided over through 1976, Sire Records, Inc., a private recording company whose roster of artists included Madonna, Depeche Mode, the Pretenders, Talking Heads and Ramones. Sire was ultimately acquired by Time Warner Company. Mr. Gottherer possesses a wide range of experience and broad overview of the music industry and has been a successful songwriter, producer and music industry executive. His songwriting career included the classics "My Boyfriend's Back", "I want Candy", "Sorrow" and "Nightime" and his creations have been recorded by, among others, such artists as David Bowie, George Thorogood, Aaron Carter and Jerry Lee Lewis. Mr. Gottehrer is also responsible for the production of classics such as "Hang on Sloopy" and the recording of the artists Blondie, Joan Armatrading and the Go Go's.

     MICHAEL PAOLUCCI has since January 2001 been the President of Telescope Society, Inc., a private company specializing in connecting telescopes to the internet for amateur astronomers. Prior to his association with the Telescope Society, from January 1999 through December 2000, Mr. Paolucci was engaged in the start-up of video related internet companies, including Javu Technologies, Inc., a private company engaged in the licensing of software and services to corporations that store, manage, deliver or repurpose video assets of which the Company's Chief Executive Officer, Mr. Daniel C. Stein, served as President from December 2000 through December 2001. From January 1998 through December 1998, Mr. Paolucci served as a director of 24/7 Media, an internet advertising agency that was formed by the merger of Interactive Imaginations, one of the first Internet-based advertising sites that Mr. Paolucci founded in June 1993 and two other Internet based advertising organizations, and whose stock became quoted on the Nasdaq National Market in August 1998. From the time of the founding of Interactive Imaginations in June 1993 through December 1997, Mr. Paolucci served as its Chief Executive Officer and Director and in 1998 as Director. Within Interactive Imaginations, Mr. Paolucci created ContentZone, the first Internet - based advertising network.

     JOEL SCHOENFELD has been a private consultant engaged in the field of business applications and international policy issues primarily impacting e-commerce since April 2000. His clients include the United States Copyright Office, Full Audio, BMG Music, MusicMatch, Touchtunes, Hed Arzi, Orange Wireless (Israel) and Comverse. From October 1989 through March 2000, Mr. Schoenfeld served as General Counsel and Senior Vice President of BMG Entertainment, the entertainment division of Bertelsmann AG, with responsibility for all legal and business affairs of BMG worldwide. At Bertelsman, Mr. Schoenfeld's duties included negotiating and analyzing new and existing business ventures and territorial expansion on a global level, international intellectual policy issues, international antitrust and competition matters and privacy and database protection compliance. Since 1989, Mr. Schoenfeld served as an officer or director or both for more than eighty Bertelsmann-related companies in more than thirty-five countries. Since 1998 he has served as a commissioner on the Industry Advisory Commission to the World Intellectual Property Organization. He has also served in various positions with IFPI, a private non-profit organization representing the interest of the recording industry worldwide. He was elected to IFPI's Board of Directors in 1991 and continued to serve until his resignation in 2001. Since January 1999, he has served as chairman of the IFPI Council.

     NEIL SUBIN founded and has been the Managing Director and President of Trendex Capital Management, a private hedge fund, since December 1991. Mr. Subin currently is a member of the Board of Directors of Dynacore Holdings, a developer of e-commerce and other Internet-related products, First Avenue Networks, Inc. (formerly Advanced Radio Telecom Corp.), a wireless communications company, Nucentrix Broadband Networks, Inc, a wireless communications company and Komag Inc., a manufacturer of thin-film disks for use in computer disk drives. Mr. Subin has been actively involved in the formation of, and has served on, official and ad hoc committees of debt and equity security holders in restructuring of companies including The Lionel Corporation, The Zale Corporation, R.H. Macy & Co., Interco, Inc., Hillsborough Holdings Corp./Jim Walter Corp., Morrison Knudsen Corp., Flagstar Cos., Anacomp, Inc., UDC Homes Inc., Trans World Airlines Inc., Buenos Aires Embotteladora S.A., Golden Books Family Entertainment, Inc., Boston Chicken, Inc., Iridium LLC, Metricom, Inc. and The Federal Mogul Corporation.

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

     Based solely on review of the copies of such forms received by the Company with respect to 2002, the Company believes that all of the filing obligations of officers, directors and 10% stockholders under Section 16(a) during 2002 have been complied with, except that Dr. Sollish did not file a Form 4 with respect to certain grants of options under the Company's 2002 Equity Incentive Plan.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth all compensation earned by the Company's Chief Executive Officer and President and the other executive officers of the Company whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2002 (the "Named Executive Officers"):

                                             Annual Compensation                            Long-Term Compensation
                                  -------------------------------------------              ------------------------
                                                                                        Securities
Name and                                                     Other Annual               Underlying            All Other
Principal Position        Year    Salary($)    Bonus($)    Compensation($)(1)         Options (#)(2)       Compensation ($)
------------------        ----    ---------    --------    ------------------         --------------       ----------------
Daniel C. Stein           2002     159,414          --          --                      550,000                34,224(4)
 CEO and President (3)    2001     --               --          --                      --                       --
                          2000     --               --          --                      --                       --

Sam Brill                 2002     157,226          --          --                      --                       --
 Chief Operating          2001      14,423          --          --                      250,000                  --
 Officer (5)              2000     --               --          --                      --                       --


Marc D. Tokayer           2002     174,527          --          63,543                  --                    126,986(7)
 Former CEO and           2001     250,922          --          71,181                  --                       --
 President (6)            2000     194,307          --          42,968                  970,700                  --


Baruch Sollish            2002     159,537          --          51,711                   90,000               204,250(9)
  Former Vice-President-  2001     213,000          --          51,366                  --                       --
  Research &              2000     158,324      75,092          28,608                  382,050                  --
  Development (8)

Matthew L. Cohen          2002      76,154          --          --                      --                     95,000 (11)
  Former Chief Financial  2001     105,000          --          --                      100,000 (12)             --
  Officer (10)            2000     --               --          --                      --                       --

(1) Includes, for each of Marc D. Tokayer and Dr. Baruch Sollish, the Company's former Chief Executive Officer and former Vice President of Research and Development, respectively, primarily, some or all of the following: (i) Company contributions to insurance (ii) taxable automobile related benefits and (iii) tax-gross-ups for certain benefits.

(2) Represents shares of Common Stock issuable upon exercise of employee stock options issued in the year indicated under the Company's 1996 Stock Option Plan and 2000 Equity Incentive Plan.

(3) Daniel C. Stein commenced employment with the Company on May 6, 2002 as Chief Executive Officer.

(4) Represents a three-year loan in the principal amount of $100,000 made by the Company to

Mr. Stein in May 2002 in connection with his employment, with interest accruing at the rate of 4% per annum. The Company agreed that, at the end of each calendar year beginning December 31, 2002, it will forgive one-third of the loan (and the related accrued interest thereon) as additional compensation, except under certain conditions where the officer resigns or his employment is terminated for cause.

(5) Sam Brill commenced employment with the Company on November 5, 2001 as Vice President, Corporate Strategy. On April 15, 2002, he was appointed as the Company's Chief Operating officer.

(6) Mr. Tokayer resigned from the position of Chief Executive Officer on May 6, 2002 and, on September 10, 2002 from all other positions held with the Company and TTR Ltd. Pursuant to a consulting agreement entered into with the Company in September 2002, Mr. Tokayer provided consulting services to the Company through December 31, 2002.

(7) Comprised of (i) $83,000 under the consulting agreement entered into by Mr. Tokayer and the Company in September 2002 and (ii) approximately $43,986 in respect of accrued vacation pay.

(8) Dr. Sollish resigned from the Company's employment on October 1, 2002. Pursuant to a consulting agreement entered into with the Company in October 2002, Dr. Sollish provided consulting services to the Company through December 31, 2002.

(9) Represents amounts paid to Dr. Sollish in connection with various consulting agreements entered into by him and the Company in October 2002.

(10) Matthew L. Cohen commenced employment with the Company in June 2001. Mr. Cohen's employment with the Company ended as of July 5, 2002.

(11) Represents lump sum amount paid to Mr. Cohen in July 2002 connection with his resignation from the Company's employment.

(12) Represents shares of the Company's Common Stock issuable upon exercise of options issued under the Company's 2000 Equity Incentive Plan, which options have, as of December 31, 2002, been forfeited under the terms of such plan and the option agreement.

OPTION GRANTS IN 2002

     The following table sets forth certain information concerning the individual option grants during the year ended December 31, 2002, to each of the Named Executive Officers.


                      Number of      % of Total
                     Securities       Options                                 Potential Realizable
                     Underlying      Granted to    Exercise                  Value at Assumed Annual
                       Options       Employees      Price      Expiration   Rates of Stock Price for
    Name             Granted (#)      in 2002       ($/sh)         date          Option Term (1)
    ----             -----------      -------       ------         ----          ---------------
                                                                                    5%        10%
Daniel C. Stein(2)   550,000 (2)        79.14%       1.06          2012          $366,646   $929,152

Baruch Sollish (3)    40,000 (4)        5.76%        1.68          2012          $42,262    $107,099

Baruch Sollish (3)    50,000 (5)        7.19%        0.16          2012          $5,031     $12,750

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

(2) Represents shares of Common Stock issuable upon exercise of options issued in May 2002 under the Company's 2000 Equity Incentive Plan, of which options for one-third of the shares vests in May 2003 and the remainder vest in eight subsequent equal quarterly installments, PROVIDED, THAT, upon (and subject to) the closing, if any, of the sale of the Company's Copy Protection Business as contemplated under the Purchase Agreement, then the options vest and become exercisable in their entirety.

(3) Dr. Sollish resigned from the Company's employment in October 2002.

(4) Represents shares of Common Stock issuable upon exercise of options issued in January 2002 under the Company's 2000 Equity Incentive Plan and originally intended to vest over 3 years. Upon the resignation of Dr. Sollish in October 2002, these options became vested in their entirety.

(5) Represents shares of Common Stock issuable upon exercise of options issued in October 2002 under the Company's 2000 Equity Incentive Plan in connection with the consulting agreement then entered into by the Company and Dr. Sollish. The options are scheduled to vest in October 2003.

AGGREGATE OPTIONS EXERCISED IN 2002 AND 2002 YEAR END OPTION VALUES


                                                   Number of Securities          Value of Unexercised
                                                  Underlying Unexercised         In-the-Money Options
                          Shares        Value     Options at Fiscal Year        At Fiscal Year End ($)
                        Acquired on   Realized           End (#)                     Exercisable/
Name                    Exercise (#)     ($)     Exercisable/Unexercisable         Unexercisable (1)
----                   -------------     ---     -------------------------         -----------------
Daniel C. Stein             --           --               0/550,000                       0/0

Sam Brill(2)                --           --          90,000/160,000                       0/0

Marc D. Tokayer             --           --         970,700/0                             0/0

Baruch Sollish              --           --         502,050/50,000                   10,200/1,000

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($0.18) on December 31, 2002, as reported on the NASDAQ National Market. As of January 8, 2003, the Company's Common Stock was no longer quoted on the NASDAQ National Market and began to be quoted on the OTC Bulletin Board.

(2) In connection with his employment by the Company in November 2001, initially as its Vice President for Corporate Strategy, Mr. Brill was granted 250,000 options under the Company's 2000 Equity Incentive Plan, of which options for 90,000 shares vested on January 1, 2003 and 40,000 options vest every 7 months thereafter through May 26, 2005 PROVIDED, THAT, upon (and subject to) the closing, if any, of the sale of the Company's Copy Protection Business as contemplated under the Purchase Agreement, then the options vest and become exercisable in their entirety.

EMPLOYMENT AGREEMENTS

     On May 2, 2002, the Company entered into a three-year employment agreement with Daniel C. Stein as Chief Executive Officer. The agreement provides for an annual base salary of $240,000 with increases of 10% per annum provided that the previous year's gross revenues are greater than the base salary. If Mr. Stein is terminated other than for cause (as defined in the employment agreement) or if Mr. Stein terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of base salary and benefits through the remaining term of his agreement. Additionally, upon (and subject to) the consummation of the sale of the Copy Protection Business, then all oustanding stock options will vest and become exercisable.

     In connection with Sam Brill's promotion in April 2002 to Chief Operating Officer (from Vice President, Corporate Strategy), on May 27, 2002 the Company and Mr. Brill entered into an amended and restated three-year employment agreement which provides for an annual base salary of $170,000 with increases of 10% per annum. If Mr. Brill is terminated other than for cause (as defined in the employment agreement) or if Mr. Brill terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of base salary and benefits through the remaining term of his agreement. Additionally, upon (and subject to) the consummation of the sale of the Copy Protection Business, then all outstanding stock options will vest and become exercisable.

     In May 2002, the Company and its Israeli subsidiary and Marc Tokayer amended and restated Mr. Tokayer's employment agreement originally entered into in August 1994 (and subsequently amended). Under the amended and restated agreement, Mr. Tokayer served as President of the Company and General Manager of the Company's Israeli subsidiary for a term ending in May 2007, which term was renewable for additional one-year terms, unless either party elects on not less than 60 days' prior notice to not renew the agreement. Mr. Tokayer was entitled under the amended and restated agreement to an annual base salary of $250,000, subject to increase upon review. If Mr. Tokayer is terminated other than for cause (as defined in the employment agreement) or if Mr. Tokayer terminates his employment for good reason (as defined in the employment agreement), he is entitled to receive the equivalent of four years of salary then in effect. If the agreement is not renewed upon scheduled expiration, Mr. Tokayer is entitled to receive the equivalent of two years of salary then in effect. Mr. Tokayer resigned from the position of Chief Executive Officer in May 2002 and, in September 2002, from all other positions held with the Company and TTR Ltd.

     The Company's Israeli subsidiary and Dr. Baruch Sollish signed an employment agreement in December 1994 which was amended in July 1998 and in February 2001, pursuant to which, Dr. Sollish served as Director of Product Research and Development of the Israeli subsidiary. By its terms, the agreement was renewable for terms of three years, subject to termination by either party on not less than 60 days notice prior to the end of any term. The current term expires on December 1, 2003. Dr. Sollish was entitled to an annual base salary of $213,000 subject to increase and the grant of a performance bonus in the board's discretion. If Dr. Sollish is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or in the event of a change in control of the Company (as defined in the employment agreement) and Dr. Sollish does not continue to be employed in a substantially similar position, Dr. Sollish will be entitled to receive the greater of the balance of the salary then due under the agreement through the scheduled expiration date or the equivalent of 12 months' salary. Dr. Sollish resigned from the Company's employment in October 2002.

     The Company and Matthew L. Cohen entered into an employment agreement in June 2001, pursuant to which Mr. Cohen was employed as the Company's Chief Financial Officer. The initial term of the employment agreement was for two years and, at the end of such initial term, the employment thereunder was automatically renewable for an additional one year unless either party gives notice of termination at least 60 days prior to the scheduled expiration date. Mr. Cohen was entitled to an annual salary of $180,000, subject to increase and the grant of a performance bonus in the Board's discretion. If Mr. Cohen is terminated other than for engaging in willful misconduct or acts of bad faith or conviction of a felony or, if there is a change in control of the Company (as defined in the employment agreement) and Mr. Cohen does not continue as Chief Financial Officer on terms and conditions substantially similar to those contained in his agreement, he will be entitled to receive six months' salary then due under the agreement. Mr. Cohen's employment with the Company ended as of July 5, 2002.

     Each of the executives with an agreement has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the Company for one year, or soliciting the Company's employees for one year, following the termination of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation/Stock Option Committee was established in October 2000 and is responsible for reviewing the compensation arrangements in effect for the Company's executive officers and for administering the Company's 2000 Incentive Plan. This committee is not currently staffed and the entire Board, except for employee-directors, addresses compensation matters. Mr. Daniel C. Stein, the Company's Chief Executive Officer and President and Mr. Sam Brill, the Company's Chief Operating Officer, serve on the Board. None of the non-employee members of the Board was employed by the Company or any of its subsidiaries or had any other relationship requiring disclosure by the Company under any paragraph of
Item 404 of Regulation S-K.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     Each of the non-employee directors receives an annual cash payment of $5,000 for serving on the Board. None of the employee-directors receive any cash compensation for serving on the Board.

     In addition, each of the non-employee directors received in August 2002 under the Company's 2002 Non-Employee Directors Stock Option Plan options to purchase 45,000 shares of the Company's Common Stock, to vest over two years from the date of grant, at a per share price of $0.25. In addition, each non-employee director also receives options under such plan to purchase an additional 10,000 shares of Common Stock for service on any committee, to vest over the course of two years from the date of grant, in each case at a per share exercise price equal to the market price of the stock at the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (i) The following table sets forth certain information, as of March 31, 2003 (except as otherwise disclosed in the footnotes to the table), concerning the ownership of the Common Stock by (a) each person who, to the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock, (b) each of the Company's directors and Named Executive Officers (as defined above under "Executive Compensation") and (c) all current directors and executive officers of the Company as a group.

                                                   Number of Shares               Percent of
Name of Beneficial Owner (1)                    Beneficially Owned (2)         Common Stock (2)
------------------------------                  ----------------------         ----------------
Daniel C. Stein, Chief Executive Officer
and Director                                             - (3)                       *

Sam Brill, Chief Operating Officer
and Director                                        90,000 (4)                       *

Richard Gottehrer, Director                              - (5)                       *


Michael Paolucci, Director                               - (6)                       *

Joel Schoenfeld, Director                                - (6)                       *

Neil Subin, Director                                     - (6)                       *

Marc D. Tokayer, former President, Chief
Executive Officer and Director                        1,565,247 (7)                 8.57%

Baruch Sollish, former Chief Technology
Officer                                                 578,830 (8)                 3.17%

Matthew L. Cohen, former Chief Financial
Officer                                                  -(9)                        *

Macrovision  Corporation (10)                         1,880,937 (11)               10.30%

Joseph D. Samberg                                     3,045,800 (12)               16.68%

Yokim Asset Management Corp.                          1,625,468 (13)                8.90%

Seth Rosenblatt                                       1,346,854 (14)                7.38%

All directors and executive officers as
a group (6 persons) (15)                                 90,000 (15)                 *

* Indicates less than 1%.

(1) Unless otherwise indicated, the address of each person listed is c/o TTR Technologies, Inc., 575 Lexington Avenue, New York, New York 10022.

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

In addition, under the Purchase Agreement entered into by the Company and Macrovision, among other parties, with respect to the sale of all of the assets of the Company that relate in any material respect to its Copy Protection Business, upon and subject to such closing, Macrovision has undertaken to return to the Company, for eventual cancellation and return to the Company's treasury, the 1,880,937 shares of the Company's Common Stock that Macrovision purchased in January 2000 in connection with its then equity investment in the Company. As of the date of the filing of this report, the Company has 18,261,567 outstanding shares of Common Stock. Following the return by Macrovision of the 1,880,937 shares of Common Stock held by it following closing, if any, of the sale of the Company's Copy Protection Business as contemplated under the Purchase Agreement and before giving effect to any subsequent issuance of Common Stock by the Company (whether an original issuance or through an exercise of outstanding warrants and options), the aggregate number of outstanding shares of the Company Common Stock will be reduced to 16,380,630. Accordingly, based on the foregoing, the holdings of each person reflected as a percentage of the aggregate outstanding shares of Common Stock of the Company may need to be changed.

(3) Does not include options for 550,000 shares of Common Stock issuable upon exercise of options issued under the 2000 Equity Incentive Plan, of which options for one-third of the shares are scheduled to vest and become first exercisable in May 2003 and the remainder vest in eight subsequent equal quarterly installments, PROVIDED, THAT, upon (and subject to) the closing, if any, of the sale of the Company's Copy Protection Business as contemplated under the Purchase Agreement, then the options vest and become exercisable in their entirety.

(4) Represents currently exercisable options for 90,000 shares of Common Stock issued upon exercise of options issued under the 2000 Equity Incentive Plan. Does not include options for 160,000 shares of Common Stock scheduled to vest over the succeeding two years; PROVIDED, THAT, upon (and subject to) the closing, if any, of the sale of the Company's Copy Protection Business as contemplated under the Purchase Agreement, then the options vest and become exercisable in their entirety.

(5) Does not include options for 45,000 shares of Common Stock issuable upon exercise of stock options issued under the Company's 2002 Non-Employee Directors Stock Option Plan, of which options for 22,500 shares are scheduled to vest and become first exercisable in August 2003 and options for the remaining 22,500 shares are scheduled to vest and become first exercisable in August 2004.

(6) Does not include options for 55,000 shares of Common Stock issuable upon the exercise of stock options issued under the Company's 2002 Non-Employee Directors Stock Option Plan, of which options for 27,500 shares are scheduled to vest and become first exercisable in August 2003 and the options for the remaining 27,500 shares will vest and become first exercisable in August 2004.

(7) Comprised of (i) 270,273 shares of Common Stock, (ii) 970,700 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 1996 Employee Stock Option Plan and 2000 Equity Incentive Plan and (iii) 324,274 shares of Common Stock held by The Tokayer Family Trust (the "Trust"). Mr. Tokayer's wife is the trustee of the Trust and Mr. Tokayer's children are its income beneficiaries. Mr. Tokayer disclaims beneficial ownership of all shares held by the Trust.

(8) Comprised of (i) 502,050 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 1996 Employee Stock Option Plan and 2000 Equity Incentive Plan and (ii) 76,780 shares of Common Stock. Does not include 50,000 shares of Common Stock issuable upon the exercise of options issued under the Company's 2000 Equity Incentive Plan and scheduled to vest in October 2003.

(9) Mr. Cohen's employment with the company ended as of July 5, 2002.

(10) The address of such person is 2830 De La Cruz Boulevard, Santa Clara, California 95050. The foregoing is based on a Schedule 13D filed by the stockholder in June 2000.

(11) Upon (and subject to) a closing, if any, of the sale of the Copy Protection Business as contemplated under the Purchase Agreement, then under such agreement Macrovision is to return these shares to the Company, for eventual cancellation and return to the Company's treasury.

(12) Mr. Samberg is the managing member of JDS Capital Management, LLC, a Delaware limited liability company ("JDSCM"). JDSCM is the general partner of JDS Capital, LP ("JDS Capital"). These shares are held of record by JDS Capital. As such, Mr. Samberg has shared voting and dispositive power over the shares of Common Stock held by JDS Capital and each of Mr. Samberg and JDSCM may be deemed a beneficial owner of those shares. The address of the principal business office of JDSCM, JDS Capital and Mr. Samberg is 780 Third Avenue, 45th Floor, New York, New York 10017. The foregoing disclosure is based on the Schedule 13D (Amendment) filed by the stockholder on November 8, 2002 and a Form 4 filed on November 13, 2002.

In order to allow open market purchases of Company stock by JDSCM and affiliated entities, in July 2002 the Company's Board of Directors approved a resolution providing that such entities would not, solely by virtue of such open market transactions, be deemed to be subject to the restrictions imposed by Section 203 of the Delaware Corporation Law in connection with any subsequent transaction, including a financing transaction, between the Company and these entities, so long as following such open market purchases the aggregate holdings of all such entities do not exceed 40% of the Company's outstanding Common Stock. Generally, subject to certain exceptions and other provisions, Section 203 prohibits a publicly-held Delaware corporation from engaging in a "business combination" (generally, a merger, asset or stock sale, or another transaction of financial benefit to an interested stockholder) with an "interested stockholder" (generally, a person, who, together with affiliates and associates, owns (or within three years prior did own) 15% or more of the corporation's voting stock) for a period of three years after the date that the person became an interested stockholder. Although the Company and JDSCM previously entered into a non-binding agreement-in-principle pursuant to which JDSCM (or affiliated entities) had agreed to provide financing to the Company, as reported in the Company's Current Report on Form 8-K dated April 24, 2002, JDSCM subsequently informed the Company that it did not intend to move forward on such transaction at that time, as the Company reported in a Current Report on Form 8-K dated June 13, 2002. There currently are no plans or commitments for any such financing transaction.

(13) Yokim Asset Management Corp ("Yokim") is a corporation organized under the laws of the British Virgin Islands with a principal business office at Akara Building, 24 De Castro Street, Wickhams Cay I, Road Town, Tortola, British Virgin Islands. The foregoing disclosure is based on the schedule 13D filed by the stockholder in January 2003, as amended in February 2003.

(14) Mr. Rosenblatt has sole voting and dispositive power over 57,100 shares of Common Stock. Mr. Rosenblatt claims to have received unsolicited proxies to vote 1,289,754 shares of Common Stock from 22 of the Company's stockholders, with such proxies as to an unspecified number of shares scheduled to expire on April 1, 2003. As such, Mr. Rosenblatt has shared voting and dispositive power over the shares subject to the proxy may be deemed a beneficial owner of those shares. The address of the principal business office of Mr. Rosenblatt is 455 Central Avenue, Cedarhurst, New York, 11516. The foregoing disclosure is based on the Schedule 13D filed by the stockholder in February 2003.

(15) See Footnotes 3-6.

       (ii) The following table sets forth certain required information relating to the shares of Common Stock issuable on an aggregated basis under the Company's 1996 Stock Option Plan, the 2000 Equity Incentive Plan, the 1998 Directors' Plan and the 2002 Non-Employee Directors' Stock Option Plan.

                                                   EQUITY COMPENSATION PLAN INFORMATION



            Plan Category                  Number of       Weighted-          Number of
                                         securities to      average           securities
                                           be issued    exercise price of     remaining
                                             upon          outstanding      available for
                                          exercise of       options,           future
                                          outstanding       warrants          issuance.
                                           options,        and rights
                                         warrants and
                                            rights
                                             (a)              (b)                (c)
Equity compensation plans approved by
           security holders              3,106,875           $2.81             1,517,691

Equity compensation plans not approved
         by security holders               600,000           $6.94                     -
                                         ---------                             ---------
               Total                     3,706,875           $3.48             1,517,691
                                         =========                             =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In November 2002, the Company and Macrovision, one of the Company's largest stockholders, entered into the Purchase Agreement pursuant to which the Company agreed to sell to Macrovision, and certain of its affiliates, all of the Company's assets that relate in any material respect to the Company's Copy Protection Business. The Company's stockholders approved the sale of the Copy Protection Business at a special meeting of the Company's stockholders held on January 15, 2003. As of the date of the filing of this report, the sale of the Copy Protection Business has not been consummated as contemplated under the Purchase Agreement as the consent of the approval of the OCS to the transfer to Macrovision of the Subject Technologies has not been obtained. An application has been filed with the OCS with respect to the transfer of the Subject Technologies from the Company to an Israeli affiliate of Macrovision. As of the filing of this report, the response of the OCS has not been received. As the sale of the Copy Protection Business was not consummated by March 15, 2003, under the Purchase Agreement, neither the Company nor Macrovision is required to consummate the transactions thereunder.

     Since May 2002, the Company has retained the services of the law firm of Budin & Partners, with which Steven Stein, Esq., the father of Mr. Daniel Stein, the Company's Chief Executive Officer and President, was affiliated until March 2003. The Company paid to Budin & Partners during 2002 in the aggregate $70,305 in respect of services rendered. As of November 2002, the Company retained the services of the law firm of ReedSmith LLP, to provide on-going legal services to the Company and, in March 2003, Mr. Steven Stein agreed to serve as counsel to ReedSmith LLP

     The Company and Gershon Tokayer, its former Vice President, Marketing and the brother of Marc D. Tokayer, the Company's former President, Chief Executive Officer and a director and one of the larger stockholders of the Company, entered into a consulting agreement in September 2002, following Mr. Gershon Tokayer's resignation from the employment of the Company, pursuant to which Mr. Tokayer was paid $82,000.

ITEM 14.  CONTROLS AND PROCEDURES.

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

     Within the 90 days prior to the date of this report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures

(as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

                                     PART IV

ITEM 15. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS.
 (a) Exhibits
3.1 Certificate of Incorporation of TTR dated July 14, 1994 and Certificate of Amendment to the Certificate of Incorporation of TTR
    dated August 17, 1994(2)
3.2 Certificate of Amendment to the Certificate of Incorporation of TTR, dated January 30, 1999(3)
3.3 Certificate of Amendment to the Certificate of Incorporation of TTR, dated December 21, 1999(3)
3.4 Certificate of Amendment to the Certificate of Incorporation of TTR, dated July 15, 2000. (5)
3.4 By-Laws of TTR, as amended(2)
4.1 Specimen Common Stock Certificate(1)
4.2.3 Form of Class A Warrant between TTR and certain private investors(3)
4.2.4 Form of Agent Warrant between TTR and certain entities(3)
4.2.6 Warrant dated October 2, 2000 between TTR and Mantle International Investment Ltd(5)
4.2.7 Promissory Note made as of July 9, 2001 by Ripp Entertainment Group, Inc. in favor of TTR(6)
4.2.8 Promissory Note made as of May 2, 2002 by Daniel C. Stein in favor of TTR  (9)
10.1 1996 Incentive and Non-Qualified Stock Option Plan, as amended (2)
10.2 Non-Executive Directors Stock Option Plan(2)
10.3 Employment Agreement between TTR Technologies Ltd. and Marc D. Tokayer (1)
10.4 Employment Agreement between TTR Technologies Ltd. and Baruch Sollish (1)
10.5 Alliance Agreement between TTR and Macrovision Corporation effective as of November 24, 1999(3)
10.6 Stock Purchase Agreement, effective as of January 10, 2000 between TTR and Macrovision Corporation (3)
10.7 Agreement between TTR and H.C. Wainwright & Co. Inc. dated February 8, 2000(3)
10.8 Form of Subscription Agreement dated February 18, 2000 between TTR and certain private investors and supplement thereto.(3)
10.9 Form of Registration Rights Agreement between TTR and certain private investors and supplement thereto(3)
10.10 Amendment to Employment Agreement between TTR and Baruch Sollish, dated July 22, 1998 (3)
10.11 Agreement between TTR and Comda (1985) Ltd. and ComSign Ltd. dated as of June 4, 2000(4)
10.12 Agreement between TTR and Bluestone Capital dated August 23 2000(4)
10.13 2000 Equity Incentive Plan(4)
10.14 Amendment to Employment Agreement between TTR and Marc Tokayer, dated February 1, 2001 +(5)
10.15 Amendment to Employment Agreement between TTR and Baruch Sollish, dated February 1, 2001 +(5)
10.16 Amendment No. 2, dated as of June 29, 2001, to the Alliance Agreement, dated as of November 24, 1999, between TTR and
      Macrovision Corporation (6)
10.17 Agreement dated as of June 22, 2001 between TTR and Ripp Entertainment Group Inc. (6)
10.18 Pledge Agreement made July 9, 2001 by Ripp Entertainment Group Inc. in favor of TTR (6)
10.19 Employment Agreement between TTR and Matthew L. Cohen dated June 1 2001 +(6)
10.20 Employment Agreement between TTR and Sam Brill dated as of November 5, 2001 +(7)
10.21 Amended 2000 Equity Incentive Plan (7)
10.22 Amended Non-Executive Directors Stock Option Plan(7)
10.23 2002 Non-Employee Directors Stock Option Plan (8)
10.24 Employment Agreement between TTR and Daniel C. Stein dated as of May 2, 2002 +(9)
10.25 Amended and Restated Employment Agreement between TTR and Marc D. Tokayer dated as of May 6, 2002 +(9)
10.26 Amended and Restated Employment Agreement between TTR and Samuel Brill dated as of May 27, 2002 +(9)
10.27 Settlement Agreement between TTR and Emanuel Kronitz dated as of May 9, 2002 +(9)
10.28 Termination Agreement between TTR and Matthew L. Cohen dated as of April 17, 2002 +(9)
10.29 Amendment dated as of June 10, 2002 to Termination Agreement between TTR and Matthew L. Cohen dated as of April 17, 2002. +(9)

10.30 Termination and Settlement Agreement between TTR and Baruch Sollish as of October 1, 2002. +(11)
10.31 Consulting Agreement between TTR and Baruch Sollish as of October 9, 2002. +(10)
10.32 Letter Agreement among TTR and certain parties thereto dated as of October 17, 2002.(10)
10.33 Form of Security Exchange Agreement among TTR and certain parties thereto dated as of October 17, 2002.(10)
10.34 Asset Purchase Agreement among: TTR, TTR Technologies, Ltd. Macrovision Corporation and Macrovision Europe Ltd., dated as of
      November 4, 2002. (11)
10.35 Termination and Settlement Agreement dated as of September 10, 2002 between TTR and Marc D. Tokayer +(12)
10.36 Termination and Settlement Agreement dated as of September 10, 2002 between TTR and Gershon Tokayer (12)
10.37 Consulting Agreement dated as of September 10, 2002 between TTR and Marc D. Tokayer +(12)
10.38 Consulting Agreement dated as of September 10, 2002 between TTR and Gershon Tokayer +(12)
21.1  Subsidiaries of TTR: TTR Technologies, Ltd., an Israeli corporation, wholly-owned by TTR.
23.1  Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, certified public accountants. *
99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
      Sarbanes-Oxley act of 2002. *
99.2  Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002. *

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

(7) Filed as an Exhibit to TTR's Report on Form 10-K filed for the year ended December 31, 2001 and incorporated herein by reference.

(8) Filed as an Exhibit to TTR's Revised Definitive Proxy Statement on Form DEFRA 14-A for the 2002 Annual meeting of Stockholders, and incorpotrated herein by reference.

(9) Filed as an Exhibit to TTR's Report on Form 10-Q for the second quarter of 2002 and incorporated herein by reference.

(10) Filed as an Exhibit to TTR's Report on Form 10-Q for the third quarter of 2002 and incorporated herein by reference.

(11) Filed as an Exhibit to the Registrant's Proxy Statement on Form 14-A, and incorporated herein by reference.

(12) Filed as an Exhibit to TTR's special report on Form 8-K filed on September 10, 2002 and incorporated herein by reference.

(b)    Reports on Form 8-K

(i)    Report on Form 8-K, dated November 5, 2002

(ii)   Report on Form 8-K, dated October 10, 2002

(iii)  Report on Form 8-K, dated October 2, 2002

(iv)   Report on Form 8-K, dated September 10, 2002

(v)    Report on Form 8-K, dated September 9, 2002

(vi)   Report on Form 8-K, dated June 27, 2002

(vii)  Report on Form 8-K, dated June 13, 2002

(viii) Report on Form 8-K, dated April 24, 2002

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TTR TECHNOLOGIES, INC.


                            BY: /s/ DANIEL C. STEIN
                                    DANIEL C. STEIN,
                            CHIEF EXECUTIVE OFFICER,
                            PRINCIPAL EXECUTIVE OFFICER

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities so indicated.

Signature                           Title                                       Date

/s/ Daniel C. Stein                 Chief Executive Officer,
Daniel C. Stein                     Principal Executive Officer                 March 31, 2003


/s/ Sam Brill                       Chief Operating Officer                     March 31, 2003
Sam Brill                           Principal Financial Officer


/s/ Richard Gottehrer               Director                                    March 31, 2003
Richard Gottehrer


/s/ Michael Paolucci                Director                                    March 31, 2003
Michael Paolucci


/s/ Joel Schoenfeld                 Director                                    March 31, 2003
Joel Schoenfeld


/s/ Neil Subin                      Director                                    March 31, 2003
Neil Subin

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
 OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel C. Stein, Chief Executive Officer, of TTR Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of TTR Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


                              /s/ DANIEL C. STEIN
                              DANIEL C. STEIN
                              CHIEF EXECUTIVE OFFICER

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sam Brill, Chief Operating Officer, of TTR Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of TTR Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                 /s/ SAM BRILL
                                 SAM BRILL
                                 CHIEF OPERATING OFFICER
                                 (PRINCIPAL FINANCIAL OFFICER)

                             TTR TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Report of Independent Auditors                                              F-1

Consolidated Financial Statements

Balance Sheets as of December 31, 2002 and 2001                             F-2

Statements of Operations for the years ended December 31, 2002, 2001 and 2000 and the period from July 14, 1994 (inception) to
  December 31, 2002                                                         F-3

Statements of Comprehensive Loss for the years ended December 31, 2002,
  2001 and 2000 and the period from July 14, 1994 (inception) to
  December 31, 2002                                                         F-4

Statements of Stockholder's Equity (Deficiency) for the period from
  July 14, 1994 (inception) to December 31, 2002                            F-5

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 and the period from July 14, 1994 (inception) to
  December 31, 2002                                                         F-6

Notes to the Consolidated Financial Statements                              F-7


                                      (i)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
TTR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TTR Technologies, Inc. ("the Company") (a development-stage company) and its subsidiary at December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the three years ended December 31, 2002 and for the period from December 5, 1994 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations, comprehensive loss, stockholders' equity (deficit) and their cash flows for the three years ended December 31, 2002 and for the period from December 5, 1994 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 20, 2003


                              TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS

                                                                       December 31,   December 31,
                                                                          2002            2001
                                                                          ----            ----


                                               ASSETS
Current assets
     Cash and cash equivalents                                         $    653,885    $  4,915,269
     Note receivable, net of allowance for note loss                              -         130,000
     Note receivable, officer                                                33,333               -
     Prepaid expenses and other current assets                               64,999         155,156
                                                                      --------------  --------------

     Total current assets                                                   752,217       5,200,425

Property and equipment - net                                                 23,093         201,453

Investment in ComSign, Ltd.                                                       -       1,145,519
Note receivable, officer                                                     33,334               -
Other asset                                                                   6,300           3,550
                                                                      --------------  --------------

     Total assets                                                      $    814,944    $  6,550,947
                                                                      ==============  ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
     Accounts payable                                                  $    497,898    $    151,400
     Accrued expenses                                                        61,011         553,408
                                                                      --------------  --------------

     Total current liabilities                                              558,909         704,808

Accrued severance pay                                                             -         429,922
                                                                      --------------  --------------

     Total liabilities                                                      558,909       1,134,730
                                                                      --------------  --------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding                       -               -
Common stock, $.001 par value;
   50,000,000 shares authorized; 18,261,567 and 17,593,896
   issued and outstanding, respectively                                      18,262          17,594
Additional paid-in capital                                               40,533,593      40,526,583
Other accumulated comprehensive income                                       84,270          36,934
Deficit accumulated during the development stage                        (40,370,429)    (35,125,678)
   Less: deferred compensation                                               (9,661)        (39,216)
                                                                      --------------  --------------

     Total stockholders' equity                                             256,035       5,416,217
                                                                      --------------  --------------

     Total liabilities and stockholders' equity                        $    814,944    $  6,550,947
                                                                      ==============  ==============

                           See Notes to Consolidated Financial Statements.
                                                 F-2


                              TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          From
                                                                                        Inception
                                                          Year                          (July 14,
                                                          Ended                          1994) to
                                                       December 31,                    December 31,
                                           2002            2001           2000            2002
                                           ----            ----           ----            ----

Revenue                                 $          -    $         -    $      1,999    $    125,724
                                       --------------  -------------  --------------  --------------

Expenses
     Research and development (1)            701,629        949,766       1,111,889       5,704,131
     Sales and marketing (1)                 159,486        399,523         579,006       4,457,457
     General and administrative (1)        3,050,620      2,894,616       1,785,434      11,071,440
     Stock-based compensation                 35,251        909,819       1,631,649      11,399,660
     Bad debt expense                        161,000              -               -         161,000
                                       --------------  -------------  --------------  --------------
Total expenses                             4,107,986      5,153,724       5,107,978      32,793,688
                                       --------------  -------------  --------------  --------------

Operating loss                            (4,107,986)    (5,153,724)     (5,105,979)    (32,667,964)
                                       --------------  -------------  --------------  --------------

Other (income) expense
     Legal settlement                              -               -              -         232,500
     Loss on investment                            -               -              -          17,000
     Other income                                  -               -              -         (75,000)
     Net losses of affiliate                 369,409        618,090         209,157       1,196,656
     Impairment loss on investment in
        affiliate                            748,690               -              -         748,690
     Amortization of deferred financing
        costs                                      -               -              -       4,516,775
     Interest income                         (37,808)      (276,179)       (524,253)       (900,235)
     Interest expense                         56,474          3,002           5,810       1,966,079
                                       --------------  -------------  --------------  --------------

Total other (income) expenses              1,136,765        344,913        (309,286)      7,702,465
                                       --------------  -------------  --------------  --------------

Net loss                                $ (5,244,751)   $(5,498,637)   $ (4,796,693)   $(40,370,429)
                                       ==============  =============  ==============  ==============

Per share data:

     Basic and diluted                  $      (0.29)   $     (0.31)   $      (0.30)
                                       ==============  =============  ==============

Weighted average number
    of common shares used in
    basic and diluted loss per share      17,827,893     17,560,013      16,006,403
                                       ==============  =============  ==============


(1) Excludes non-cash, stock-based compensation expense as follows:

     Research and development           $          -    $         -    $    230,258    $    456,239
     Sales and marketing                      30,587        261,463          78,732       5,336,558
     General and administrative                4,664        648,356       1,322,659       5,606,863
                                       --------------  -------------  --------------  --------------

                                        $     35,251    $   909,819    $  1,631,649    $ 11,399,660
                                       ==============  =============  ==============  ==============

                           See Notes to Consolidated Financial Statements.
                                                 F-3


                              TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                          From
                                                                                       Inception
                                                          Year                          (July 14,
                                                          Ended                         1994) to
                                                       December 31,                   December 31,
                                           2002            2001           2000            2002
                                           ----            ----           ----            ----

Net loss                                $ (5,244,751)  $ (5,498,637)   $ (4,796,693)  $ (40,370,429)

Other comprehensive income (loss)
     Foreign currency translation
       adjustments                            47,336         (9,312)        (10,725)         84,270
                                       --------------  -------------  --------------  --------------

            Comprehensive loss          $ (5,197,415)  $ (5,507,949)   $ (4,807,418)  $ (40,286,159)
                                       ==============  =============  ==============  ==============

                           See Notes to Consolidated Financial Statements.
                                                 F-4


                                              TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                       From
                                                                                      Year                          Inception
                                                                                      Ended                       (July 14, 1994)
                                                                                  December 31,                    to December 31,
                                                                      2002            2001            2000             2002
                                                                      ----            ----            ----             ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $ (5,244,751)   $ (5,498,637)   $ (4,796,693)   $ (40,370,429)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation and amortization                                       83,716          85,597          58,066          949,024
     Forgiveness of note receivable, officer                             33,333               -               -           33,333
     Loss from write-down of fixed assets                               162,192               -               -          162,192
     Bad debt expense                                                   161,000               -               -          161,000
     Amortization of note discount and finance costs                          -               -               -        4,666,225
     Translation adjustment                                                   -               -               -           (1,528)
     Beneficial conversion feature of convertible debt                        -               -               -          572,505
     Stock, warrants and options issued for services and legal
       settlement                                                        35,251         909,819       1,631,649       11,572,621
     Payment of common stock issued with guaranteed selling price             -               -               -         (155,344)
     Net losses of affiliate                                            369,409         618,090         209,157        1,196,656
     Impairment loss on investment in affiliate                         748,690               -               -          748,690
     Increase (decrease) in cash attributable
      to changes in assets and liabilities
       Accounts receivable                                                  950             929           9,297              554
       Prepaid expenses and other current assets                         55,256         (57,063)        (62,030)         (94,723)
       Other assets                                                      (2,750)         (3,550)          3,700           (6,300)
       Accounts payable                                                  (3,129)        105,120        (355,881)         (49,294)
       Accrued expenses                                                 (80,778)        596,054        (171,181)       1,148,009
       Accrued severance pay                                           (400,704)        122,141          97,962         (122,363)
       Interest payable                                                       -               -               -          251,019
                                                                   -------------  --------------  --------------  ---------------

     Net cash used by operating activities                           (4,082,315)     (3,121,500)     (3,375,954)     (19,338,153)
                                                                   -------------  --------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                   31,022           2,837          28,637           68,594
   Purchases of property and equipment                                 (111,665)        (86,931)       (105,354)        (986,535)
   Investment in ComSign, Ltd.                                                -               -      (2,000,000)      (2,000,000)
   Increase in note receivable, officer                                (100,000)              -               -         (100,000)
   Increase in note receivable                                                -        (130,000)              -         (130,000)
   Increase in organization costs                                             -               -               -           (7,680)
                                                                   -------------  --------------  --------------  ---------------

     Net cash used by investing activities                             (180,643)       (214,094)     (2,076,717)      (3,155,621)
                                                                   -------------  --------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 1,982          17,250      13,493,722       21,177,354
   Stock offering costs                                                       -               -               -         (475,664)
   Deferred financing costs                                                   -               -               -         (682,312)
   Proceeds from short-term borrowings                                        -               -               -        1,356,155
   Proceeds from long-term debt                                               -               -               -        2,751,825
   Proceeds from convertible debentures                                       -               -               -        2,000,000
   Repayment of short-term borrowings                                         -               -               -       (1,357,082)
   Repayments of long-term debt                                               -               -         (16,308)      (1,615,825)
                                                                   -------------  --------------  --------------  ---------------

     Net cash provided by financing activities                            1,982          17,250      13,477,414       23,154,451
                                                                   -------------  --------------  --------------  ---------------

Effect of exchange rate changes on cash                                    (408)         (1,073)            363           (6,792)
                                                                   -------------  --------------  --------------  ---------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                    (4,261,384)     (3,319,417)      8,025,106          653,885

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      4,915,269       8,234,686         209,580               -
                                                                   -------------  --------------  --------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    653,885    $  4,915,269    $  8,234,686    $    653,885
                                                                   =============  ==============  ==============  ===============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
     Cash paid during the period for interest                      $        882    $      3,002    $        869    $     476,910
                                                                   =============  ==============  ==============  ===============

     Noncash financing and investing activity
       Conversion of debt and accrued interest to common stock     $          -    $          -    $          -    $   3,379,696
                                                                   =============  ==============  ==============  ===============


                                           See Notes to Consolidated Financial Statements.
                                                                 F-5


                                              TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                Common Stock     Additional
                                                                        Common Stock            Subscribed         Paid-in
                                                    Shares          Amount         Shares          Amount          Capital
                                                 --------------  -------------  --------------  --------------  --------------
Balances at July 14, 1994 (date of inception)                -   $          -               -   $           -   $           -

Issuances of common stock, par value $.001
   Services rendered                                 1,200,000          1,200
   Cash                                              1,200,000          1,200                                          23,800

Net loss
                                                 --------------  -------------  --------------  --------------  --------------
Balances at December 31, 1994                        2,400,000          2,400               -               -          23,800

Common stock contributed                              (561,453)          (561)                                            561
Issuances of common stock, par value $.001
   Services rendered                                   361,453            361                                          17,712
Stock options and warrants granted                                                                                        600
Foreign currency translation adjustment
Net loss
                                                 --------------  -------------  --------------  --------------  --------------

Balances at December 31, 1995                        2,200,000          2,200               -               -          42,673

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467              850,000            850                                         362,683
Foreign currency translation adjustment
Net loss
                                                 --------------  -------------  --------------  --------------  --------------
Balances at December 31, 1996                        3,050,000          3,050               -               -         405,356

Common stock contributed                              (135,000)          (135)                                            135

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551             908,000            908                                       5,000,440
   Services rendered                                    74,000             74                                         832,551
   Exercise of options                                 374,548            375                                           3,370
Common stock subscriptions                                                             16,000         100,000
Sale of Underwriters warrants                                                                                              80
Stock options and warrants granted                                                                                  1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                 --------------  -------------  --------------  --------------  --------------
Balances at December 31, 1997                        4,271,548          4,272          16,000         100,000       8,117,275

Common stock subscriptions                              16,000             16         (16,000)       (100,000)         99,984
Common Stock forfeited                              (1,000,000)        (1,000)                                          1,000
Transfer of temporary equity to permanent capital       15,000             15                                          77,141
Issuances of common stock, par value $.001
   Cash                                                 41,667             42                                          24,958
   Services rendered                                   244,000            244                                         620,344
Stock options and warrants granted (cancelled)                                                                       (255,992)
Discount relating to shares and warrants issued        156,111            156                                         486,307
Amortization of deferred compensation
Warrant exchange                                       432,000            432                                            (432)
Foreign currency translation adjustment
Net loss
                                                 --------------  -------------  --------------  --------------  --------------
                                                                                     -               -
Balances at December 31, 1998                        4,176,326          4,177                                       9,170,585

Issuances of common stock, par value $.001
   Cash                                                314,774            315                                         225,140
   Services rendered                                 1,227,000          1,227                                       1,669,548
   Exercise of option                                1,714,952          1,715                                       1,401,660
Stock options granted  (cancelled)                                                                                  4,449,015
Conversion of debt into common stock                 3,220,508          3,221                                       3,376,748
Fair value of warrants associated with
   financing agreement                                                                                              3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes                                                                                          572,505
Foreign currency translation adjustment
Net loss
                                                 --------------  -------------  --------------  --------------  --------------
Balances at December 31, 1999                       10,653,560         10,654               -               -      24,710,602

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000           3,680,937          3,681                                      13,266,319
   Services rendered                                    16,269             16                                         114,609
   Exercise of options and warrants                  3,005,574          3,006                                         220,716
Stock options granted                                                                                               2,028,720
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                 --------------  -------------  --------------  --------------  --------------
Balances at December 31, 2000                       17,356,340         17,357               -               -      40,340,966

Issuances of common stock, par value $.001
   Exercise of options and warrants                    237,556            238                                          17,012
Stock options granted                                                                                                 168,604
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                 --------------  -------------  --------------  --------------  --------------
Balances at December 31, 2001                       17,593,896         17,594               -               -      40,526,583

Issuances of common stock, par value $.001
   Exercise of options and warrants                    667,671            668                                           1,314
Stock options granted                                                                                                   5,696
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                 --------------  -------------  --------------  --------------  --------------
Balances at December 31, 2002                       18,261,567   $     18,262               -   $           -   $  40,533,593
                                                 ==============  =============  ==============  ==============  ==============



(CONTINUED)

                                                                     Deficit
                                                      Foreign      Accumulated
                                                      Currency        During
                                                    Translation     Development  Deferred
                                                     Adjustment       Stage     Compensation  Total
                                                   ---------------  ----------- ------------ ---------
Balances at July 14, 1994 (date of inception)      $           -    $           $         -  $      -

Issuances of common stock, par value $.001
   Services rendered                                                                            1,200
   Cash                                                                                        25,000

Net loss                                                               (42,085)               (42,085)
                                                   ---------------  ----------- ----------- ----------
Balances at December 31, 1994                                  -       (42,085)           -   (15,885)

Common stock contributed
Issuances of common stock, par value $.001
   Services rendered                                                                           18,073
Stock options and warrants granted                                                                600
Foreign currency translation adjustment                    22,652                              22,652
Net loss                                                              (896,663)              (896,663)
                                                   ---------------  ----------- ----------- ----------

Balances at December 31, 1995                              22,652     (938,748)           -  (871,223)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467                                                     363,533
Foreign currency translation adjustment                    35,044                              35,044
Net loss                                                            (1,121,211)            (1,121,211)
                                                   ---------------  ----------- ----------- ----------
Balances at December 31, 1996                              57,696   (2,059,959)            (1,593,857)

Common stock contributed

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551                                                   5,001,348
   Services rendered                                                              (500,000)    332,625
   Exercise of options                                                                           3,745
Common stock subscriptions                                                                     100,000
Sale of Underwriters warrants                                                                       80
Stock options and warrants granted                                              (1,875,343)
Amortization of deferred compensation                                              972,567     972,567
Foreign currency translation adjustment                   (19,667)                             (19,667)
Net loss                                                            (4,119,612)             (4,119,612)
                                                   ---------------  ----------- -----------  ----------
Balances at December 31, 1997                              38,029   (6,179,571) (1,402,776)    677,229

Common stock subscriptions
Common Stock forfeited
Transfer of temporary equity to permanent capital                                               77,156
Issuances of common stock, par value $.001
   Cash                                                                                         25,000
   Services rendered                                                              (620,588)          -
Stock options and warrants granted (cancelled)                                     255,992           -
Discount relating to shares and warrants issued                                                486,463
Amortization of deferred compensation                                            1,173,139   1,173,139
Warrant exchange                                                                                     -
Foreign currency translation adjustment                    41,386                               41,386
Net loss                                                            (5,578,540)             (5,578,540)
                                                   ---------------  ----------- -----------  ----------

Balances at December 31, 1998                              79,415  (11,758,111)   (594,233) (3,098,160)

Issuances of common stock, par value $.001
   Cash                                                                                        225,457
   Services rendered                                                              (445,725)   1,225,05
   Exercise of option                                                                         1,403,37
Stock options granted  (cancelled)                                                (613,435)   3,835,58
Conversion of debt into common stock                                                          3,379,96
Fair value of warrants associated with
   financing agreement                                                                        3,845,40
Amortization of deferred compensation                                            1,374,518    1,374,51
Value assigned to beneficial conversion feature
     of convertible notes                                                                      572,505
Foreign currency translation adjustment                   (22,444)                             (22,444)
Net loss                                                           (13,072,237)            (13,072,237)
                                                   --------------- ------------ ----------- -----------
Balances at December 31, 1999                              56,971  (24,830,348)   (278,875)   (330,996)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000                                                  13,270,000
   Services rendered                                                                           114,625
   Exercise of options and warrants                                                            223,722
Stock options granted                                                           (2,028,720)
Amortization of deferred compensation                                            1,527,024   1,527,024
Foreign currency translation adjustment                   (10,725)                             (10,725)
Net loss                                                            (4,796,693)             (4,796,693)
                                                   ---------------  ----------- -----------  ---------
Balances at December 31, 2000                              46,246  (29,627,041)   (780,571)  9,996,957

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                             17,250
Stock options granted                                                             (168,604)
Amortization of deferred compensation                                              909,959     909,959
Foreign currency translation adjustment                    (9,312)                              (9,312)
Net loss                                                            (5,498,637)             (5,498,637)
                                                   ---------------  ----------- -----------  ---------
Balances at December 31, 2001                              36,934  (35,125,678)    (39,216)  5,416,217

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                              1,982
Stock options granted                                                               (5,696)
Amortization of deferred compensation                                               35,251      35,251
Foreign currency translation adjustment                    47,336                               47,336
Net loss                                                            (5,244,751)             (5,244,751)
                                                   ---------------  ----------- -----------  ---------
Balances at December 31, 2002                      $       84,270 $(40,370,429)     (9,661)  $ 256,035
                                                   ===============  =========== ===========  =========

                                           See Notes to Consolidated Financial Statements.
                                                                F-6

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

          From the date of its inception through the execution of the Asset Purchase Agreement referred to below, the Company was principally engaged in the design, development and commercialization of proprietary software security products.

         The Company is considered to be in the development stage and has earned limited revenues to date. Business activities to date have focused on product and marketing research, product development, and raising capital.

         In November 1999, the Company and Macrovision Corporation ("Macrovision") entered into an Alliance Agreement, as subsequently amended (the "Alliance Agreement") to jointly develop music copy protection technology for optical based media. In connection with such agreement, the Company granted to Macrovision an exclusive world-wide, royalty-bearing license to use the Company's proprietary technology through December 31, 2009. Under the Alliance Agreement, the Company is entitled to a 30% royalty based on the net revenues collected by Macrovision or its affiliates from any products or components incorporating these products. Also, under certain conditions, the exclusive license may revert to a non-exclusive license as of the second anniversary of the Commercial Launch, as defined in the Alliance Agreement.

         In November 2002, the Company and Macrovision entered into an Asset Purchase Agreement (the "Purchase Agreement") pursuant to which Macrovision, together with certain of its affiliates (the "Purchaser") is to purchase all of the intellectual property of the Company that relate to the copy protection technology for $5.25 million in cash, subject to certain potential downward adjustments not to exceed $400,000, payable at the closing of the asset sale. In addition, at closing, Macrovision will return 1,880,937 shares of the Company's common stock, par value $0.001 (the "Common Stock"), for eventual cancellation and return to the Company's treasury, that Macrovision purchased from the Company in January 2000 in connection with its then concluded equity investment in the Company of $4 million. The closing of the asset sale is subject to shareholder approval, which was obtained on January 15, 2003 and satisfaction of certain conditions, including the procurement of certain consents from the Office of the Chief Scientist of the Israeli Ministry of Trade and Commerce ("OCS").

         Under the terms of the Purchase Agreement, if the transactions contemplated by the Purchase Agreement do not close by March 15, 2003, either party has the right to terminate such agreement at any time. The closing did not occur, however, neither party has elected to terminate the Purchase Agreement and, as of March 31, 2003 both the Company and Macrovision continue to work toward a closing. Upon and, subject to, the closing of the asset sale under the Purchase Agreement, the Company will cease to be engaged in the field the copy protection which is the only business it has been actively engaged in since its inception.

         If the closing under the Purchase Agreement does not occur within the second quarter of 2003, then the Company anticipates that it will need to raise cash on an immediate basis in order to defend its interests and assert its rights under the Alliance Agreement as well as resume certain of its activities in the copy protection field. If the closing under the Purchase Agreement does occur, then the Company anticipates exploring various alternatives, such as the strategic acquisition of an existing business.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 2002, the Company relocated to the United States all of its research and development and design activities and in consequence thereof, terminated all such activity formerly carried out at the TTR Ltd. facility. All related wind-down costs and expenses of TTR Ltd. have been recorded during the year ended 2002.

                                  GOING CONCERN

         As fully described above, the Company's anticipated sale of its copy protection technology to Macrovision and the related receipt of the net sales proceeds therefrom, is contingent upon and, subject to, satisfying certain conditions with the OCS. Those factors and the related contingency creates an uncertainty about the Company's ability to continue as a going concern in the event such transaction is not consummated. The Company is currently working with Macrovision and the OSC to achieve a timely closing. The ability of the Company to continue as a going concern is dependent upon the consummation of the transaction. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, TTR Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain consolidated amounts have been reclassified for consistent presentation.

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

                               REVENUE RECOGNITION

         The Company recognizes licensing software revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", and related interpretations, when delivery has occurred, the fee for the software is fixed or determinable, collectability is reasonably assured and a written software license agreement has been signed by the Company and the customer.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            STOCK BASED COMPENSATION

         The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standard Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

         Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") and Emerging Issues Task Force Consensus No. 96-18, and recognized over the related service period. Deferred charges for options granted to non-employees are periodically re-measured as the options vest.

         The Company has adopted the disclosure provisions required by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123. Accordingly, see below and Note 9 for disclosures required in accordance with SFAS No. 148.

         Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123 and amended by SFAS No. 148, the Company's net loss and net loss per share as reported would have been increased to the pro forma amounts indicated below:

                                                           Year ended
                                                          December 31,
                                               2002            2001            2000
                                               ----            ----            ----
Net loss
    As reported                            $(5,244,751)    $(5,498,637)    $(4,796,693)

Add: Stock-based employee compensation
   expense included in reported
   net loss, net of related tax effects         35,251         264,136         816,964

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                (494,124)     (1,393,060)     (4,138,513)
                                             ---------       ---------       ---------
    Pro forma                              $(5,703,624)    $(6,627,561)    $(8,118,242)
                                             =========       =========       =========

Net loss per share, basic and diluted
    As reported                                 $(0.29)         $(0.31)         $(0.30)
                                                  ====            ====            ====
    Pro forma                                   $(0.32)         $(0.38)         $(0.51)
                                                  ====            ====            ====

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of each option granted in 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                       2002           2001          2000
                                       ----           ----          ----

Risk free interest rates               3.45%          3.97%         6.32%
Expected option lives                  3.14           3.26          2.46
Expected volatilities                145.00%        106.00%        70.00%
Expected dividend yields               None           None          None

                          FOREIGN CURRENCY TRANSLATIONS

         The financial statements of TTR Ltd. have been translated into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board (FASB). Assets and liabilities have been translated at year-end (period-end) exchange rates and statement of operations have been translated at average rates prevailing during the year. The translation adjustments have been recorded as a separate component in the consolidated statement of stockholders' equity (deficit).

                               NET LOSS PER SHARE

         Basic earnings (loss) per share, "EPS" is computed by dividing net income (loss) applicable to common shares by the weighted-average of common shares outstanding during the period.

         Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares issuable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilituve.

                          DEPRECIATION AND AMORTIZATION

         Furniture, equipment and vehicles are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to fourteen years. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term. During the year ended 2002, the majority of the property (exclusive of intellectual property) and equipment related to TTR Ltd. was either sold or written-off.

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

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  INCOME TAXES

         The Company uses the liability method to determine its income tax expense. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry-forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year. Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends and supersedes FASB Statement No. 123 "Accounting for Stock-Based Compensation." The Company has adopted the disclosure provisions of SFAS 148 as of December 31, 2002 and has included the required disclosures in Note 2 and 9 to its consolidated financial statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE RECEIVABLE

         In July 2001, in connection with a consulting agreement, the Company advanced a loan to a consultant in the amount of $130,000, evidenced by a promissory note. The note bears interest at the rate of 8% per annum, and was due on June 27, 2002. As collateral for the loan, the consultant pledged 150,000 Company shares of Common Stock issuable to him upon the exercise of 150,000 unexercised options. Pursuant to consulting agreements, the consultant was granted 50,000 and 100,000 immediately vested options exercisable at $.35 and $6.00 per share, respectively. During 2002, the Company recorded a bad debt expense of $130,000 in connection with the non-payment of the note. Management believes collection of the full amount due under the promissory note is doubtful.

         In May 2002, in accordance with the terms of an employment agreement with an officer, the Company loaned the officer $100,000 for a three-year term with interest at the rate of four percent per annum. At the end of each calendar year beginning December 31, 2002, the Company has agreed to forgive one-third of the loan and the related accrued interest thereon as additional compensation, except under certain conditions where the officer resigns or his employment is terminated by the Company for cause. Accordingly, at December 31, 2002 the Company recorded $34,224 as compensation to the officer under the terms of the employment agreement.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     December 31,
                                                 2002           2001
                                                 ----           ----
Computer equipment                             $30,097        $315,361
Leasehold improvements                              --         109,178
Office equipment                                16,258          96,970
Vehicles                                        27,579         124,251
                                               -------        --------
                                                73,934         645,760
Less:  Accumulated depreciation                (50,841)       (444,307)
                                               -------        --------
               Property and Equipment, net     $23,093        $201,453
                                               =======        ========

         Depreciation expense was $83,716, $85,597 and $58,066 for the years ended December 31, 2002, 2001 and 2000 respectively. During the year ended 2002, the majority of the property (except for intellectual property) and equipment related to the TTR Ltd. was either sold or written-off.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN COMSIGN, LTD.

         In July 2000, the Company invested $2 million for a 50% equity interest in ComSign Ltd. ("ComSign"), a newly established subsidiary of Comda Ltd. ("Comda"), a private Israeli company. ComSign is engaged in the distribution and delivery of digital authentication certificates of VeriSign, Inc. ("VeriSign"). In June 2000, ComSign entered into an agreement with VeriSign to act as VeriSign's sole principal affiliate in Israel and the territories administered by the Palestinian Authority. Under the provisions of the agreement with Comda 60% of any dividends up to an accumulated amount of $2,000,000 will first be distributed to TTR and 40% to Comda. Thereafter, 60% of dividends up to an accumulated amount of $2,000,000 will first be distributed to Comda and 40% to TTR. Subsequently, all dividends will be distributed 50% to each.

         The Company applies the equity method of accounting for this investment. At the time of the investment the carrying value of the investment exceeded the Company's share of the underlying net assets of ComSign. The excess is considered to be goodwill and was being amortized on a straight-line basis over five years.



         Based on information made available to the Company in 2002, management believes that there has been a significant decrease in the fair market value of the Company's investment in ComSign and, that as a consequence thereof, the Company believes the investment to have been impaired. Accordingly, the Company wrote-off during the year ended 2002 the amount of $748,690, representing the remaining goodwill and the balance of its investment.

         Condensed summarized financial data for ComSign, Ltd. as of and for the year ended December 31, 2002 are as follows:


Condensed balance sheet data
     Current assets                                         $  853,396
     Noncurrent assets                                      $1,215,282
     Current liabilities                                    $1,560,293
     Noncurrent liabilities                                 $  495,000
     Shareholders' equity                                   $   13,386

Condensed statement of operations data
     Revenue                                                $  423,617
     Net loss                                               $ (738,808)

NOTE 6 - ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                                       December 31,
                                                   2002             2001
                                                   ----             ----
Accrued payroll and related taxes                $21,032         $250,591
Accrued severance, current portion                    --          249,714
Other                                             39,979           53,103
                                                 -------          -------
                 Total Accrued Expenses          $61,011         $553,408
                                                 =======          =======

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- ACCRUED SEVERANCE PAY

         Under Israeli law, TTR Ltd. is required to make severance payments to dismissed employees, including officers, and to employees leaving employment under certain other circumstances. This liability is calculated based on the years of employment for each employee, in accordance with the "severance pay laws." Paying into severance pay funds and the purchase of insurance policies covers the Company's liabilities for required severance payments. Since the Company terminated all activities in Israel during 2002, all required severance payments were paid to eligible employees prior to December 31, 2002.

NOTE 8 - INCOME TAXES

         At December 31, 2002, the Company had available approximately $16 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2022, and approximately $11 million of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership.

         Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                  December 31,
                                                  ------------
                                             2002                2001
                                             ----                ----
Net operating loss carryforwards         $9,528,747         $7,992,108
Stock based compensation                    833,763            821,778
Other                                       240,058            282,099
                                          ---------          ---------
      Total deferred tax assets          10,602,568          9,095,985
      Valuation allowance               (10,602,568)        (9,095,985)
                                         ----------          ---------
      Net deferred tax assets            $       --        $        --
                                          =========         ==========

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY

                               STOCK OPTION PLANS

         In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the "Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1999, the Plan was amended to increase the total number of shares available for grant to 1.5 million. As of December 31, 2002 a total of 774,566 options were outstanding under the 1996 Plan and future grants have been discontinued.

         In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan ("the Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 75,000. During 2002, the Company adopted the 2002 Non-Employee Directors' Plan (the "2002 Directors' Plan") which provides for 275,000 shares available for grant. Both plans provide for the grant of options to directors who are not otherwise employed by the Company. As of December 31, 2002, outstanding options under the Directors' Plan and the 2002 Directors' Plan totaled 210,000.

         In July 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan") and has reserved a total of 1.5 million shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 3,500,000. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. As of December 31, 2002, there were 2,122,309 options outstanding under the 2000 Incentive Plan.

         The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to five years.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               OTHER OPTION GRANTS

         In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements.

Stock option activity for 2000, 2001 and 2002 is summarized as follows:

                                                                                       Weighted
                                                                                        Average
                                                            Options                    Exercise
                                               Plan         Non-plan        Total        Price
                                               ----         --------        -----
Options outstanding, January 1, 2000          749,400       196,000         945,400      $0.47
 Granted                                    2,238,500            --       2,238,500       3.86
 Exercised                                   (200,000)     (146,000)       (346,000)      0.23
 Forfeited                                     (2,275)           --          (2,275)      5.19
                                            ---------       -------       ---------

Options outstanding, December 31, 2000      2,785,625        50,000       2,835,625       3.18
 Granted                                      575,000            --         575,000       3.53
 Exercised                                    (80,000)      (50,000)       (130,000)      0.01
 Forfeited                                     (4,000)           --          (4,000)      6.03
                                            ---------        ------       ---------
Options outstanding, December 31, 2001      3,276,625            --       3,276,625       3.36
 Granted                                      905,000            --         905,000       0.85
 Exercised                                   (332,150)           --        (332,150)      0.01
 Forfeited                                   (742,600)           --        (742,600)      4.11
                                            ---------        ------       ---------
Options outstanding, December 31, 2002      3,106,875            --       3,106,875      $2.81
                                            =========        ======       =========




Shares of common stock available for
  future grant under all plans              1,517,691
                                            =========

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                           Options Exercisable
                                                 Weighted Average            Weighted Average
                                            Remaining
                           Number          Contractual       Exercise      Number       Exercise
Ranges of price          Outstanding           Life           Price      Exercisable       Price
---------------          -----------           ----           -----      -----------       -----
$0.01                        60,000            6.98           $0.01          60,000        $0.01
$0.16                        50,000            9.77           $0.16              --        $0.00
$0.25-0.35                  260,000            9.23           $0.27          50,000        $0.35
$1.00                       550,000            9.33           $1.00              --        $0.00
$1.53-1.68                  355,000            8.88           $1.66          44,167        $1.67
$2.56-3.56                  324,941            7.29           $3.25         302,024        $3.30
$3.91-5.32                1,398,934            7.52           $4.15       1,361,434        $4.11
$6.00-7.00                  108,000            1.77           $6.07         108,000        $6.07
                          ---------                                       ---------
$.01-$7.00                3,106,875            7.94           $2.81       1,925,625        $3.82
                          =========                                       =========

         Weighted-average grant date fair value of options granted in 2002, 2001 and 2000, under the Black-Scholes option pricing model, was $0.69, $2.18, and $2.10 per option, respectively.

                                    WARRANTS

         In May 2000, the Company granted 250,000, three-year warrants to a consultant pursuant to a one-year consulting agreement. The agreement was subsequently amended to reduce the number of warrants to 100,000, which vested immediately. The exercise prices of the warrants are $4.13 per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to operations of $123,175 in connection with this grant.

         In June 2000, the Company granted 350,000 five-year warrants to a consultant pursuant to a one-year consulting agreement. The warrants become exercisable when the average weighted-bid price of the Company's Common Stock exceeds $10 per share for twenty consecutive trading days. The exercise prices of the warrants are $6.50, $7.50 and $8.50 for 125,000, 125,000 and 100,000
respectively. These warrants were cancelled in November 2002 in exchange for 300,000 shares of the Company's common stock.

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

         In August 2000, the Company granted 200,000 five-year warrants to a consultant pursuant to a one-year consulting agreement. The agreement was subsequently amended to reduce the number of warrants to 100,000 which, vested immediately. The warrants are not exercisable during the first two years from the date of grant unless the Company's Common Stock has traded at or above $10 per share for fifteen consecutive trading days. The exercise prices of the warrants are $7.50 per share. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to deferred compensation of $262,670 and amortized this amount over the service period.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In October 2000, the Company granted 400,000 four-year warrants to a consultant pursuant to a one-year consulting agreement. The warrants vest immediately but are not exercisable until one year from date of grant, unless there is a sale or merger involving a majority of the assets of the Company. The exercise prices of the warrants are $6.50, $7.50 and $8.50 for 134,000, 133,000 and 133,000, respectively. Using the Black-Scholes model for estimating the fair value of the warrants, the Company recorded a charge to deferred compensation of $483,772 and amortized this amount over the service period. These warrants were exercised in October 2001 by way of a cash-less exercise.

                                 STOCK ISSUANCES

         During the year ended December 31, 2000, the Company completed the following common stock transactions:

         In January 2000, pursuant to its licensing and investment agreement with Macrovision, the Company issued 1,880,937 shares of its Common Stock for an aggregate purchase price of $4 million.

         In February 2000, the Company completed a private placement of 1,800,000 shares of Common Stock and 900,000 Class A Warrants for an aggregate purchase price of $10,000,000. The Class A Warrants are exercisable for a period of 60 months at an exercise price per share of $8.84. The Company may redeem the Class A Warrants for $0.10 per warrant if the common shares have traded at or above 200% of the exercise price for a period of twenty consecutive trading days. Upon exercise of the Class A Warrants, the Company will issue Class B Warrants for an additional 450,000 shares. The Class B Warrants are exercisable for a period of 36 months from the date of issuance at an exercise price per share of $21.22. The Class B Warrants may be redeemed by the Company if the common shares have trade at $26 or above for a period of twenty consecutive trading days. The Company paid a placement agent a fee of $500,000 and issued 180,000 warrants exercisable at $5.56 per share, 90,000 Class A Warrants exercisable at $8.84 and upon exercise an additional 45,000 Class B Warrants exercisable at $21.22. Also, in connection with the private placement, the Company paid $200,000 and issued 200,000 warrants, exercisable at $2.75, as a finder's fee.

         In January 2000, the Company issued 15,000 shares of Common Stock to a consultant. The value of the services totaling $104,625 was charged to operations.

         In January 2000, the Company issued 1,269 shares of Common Stock in payment of an outstanding liability in the amount of $10,000.

         During 2000, the Company issued 3,005,574 shares of Common Stock from the exercise of various outstanding stock options and warrants.


         During the year ended December 31, 2001, the Company completed the following common stock transactions:

         The Company issued 237,556 shares of Common Stock from the exercise of various outstanding stock options and warrants

         During the year ended December 31, 2002, the Company completed the following common stock transactions:

         The Company issued 667,671 shares of Common Stock from the exercise and exchange of various outstanding stock options and warrants.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

                                    ROYALTIES

         TTR Ltd. is committed to pay royalties to the OCS on proceeds from sales of products of which the OCS has participated by way of grants. The royalties are payable for the years of product sales, at the rate of 3% to 4.5%, up to a maximum of 100% of the grants received plus accrued interest. The total amount of grants received, as of December 31, 2002 was $210,000.

         Any research and development grants are presented in the statement of operations as a reduction of research and development expenses.

         The refund of the grant is contingent on future sales and the Company has no obligation to refund these grants if the sales are not sufficient.

         In addition, the OCS has indicated that TTR must satisfy certain conditions required by the OCS including possible payment of additional monetary amounts in order for the sale of TTR's intellectual property to Macrovision, as contemplated under the Purchase Agreement, to be consummated. If the sale of the Company's copy protection business under the Purchase Agreement closes, then the Company anticipates that the royalty obligations to the OCS will be assumed by the Purchaser.

                                   LITIGATION

         The Company is a defendant in two different stockholders' actions filed against the Company and certain of its current or former directors and officers in the United States Federal Court for the Southern District of New York. The actions allege, among other things, violations of the federal securities laws. The Company believes it has meritorious defenses to these actions and has defended against them vigorously. In one of the cases, the applicable court has granted the Company's motion to dismiss the complaint. Subsequently, the plaintiffs in that case have filed an amended complaint and the Company has until April 14, 2003 to answer or move against that pleading. In the second case, the Company made a motion to dismiss to which the plaintiffs filed an amended complaint which deleted the prior claims concerning violations of the federal securities laws but continues to assert claims for waste and mismanagement. Plaintiffs filed a second amended complaint and the Company has until April 14, 2003 to answer or move against this pleading. The Company's Board of Directors has referred the plaintiffs' claims in the second action to a Special Litigation Committee of the Board which is currently investigating the matter. The Company has notified its insurer that it is seeking to recover, among other things, its cost of defense to the extent provided in the policy.

         Further, the Company's former attorneys began an action in January 2003 seeking unpaid legal fees of approximately $300,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firms failure to advise properly in one of the stockholders litigation cases discussed above. The case is in the discovery stage. The Company has recorded the total amount billed by the former attorneys as of December 31, 2002.

         The outcome of the first two litigation cases described above is uncertain and no estimate is available as to the amount of losses if any, which could exceed the Company's insurance policy. Accordingly, in accordance with Statement of Financial Accounting Standards No. 5, the amount of the loss, if any, that may be ultimately realized has not been reflected in the accompanying financial statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        EMPLOYMENT, CONSULTING AND, TERMINATION AND SETTLEMENT AGREEMENTS

         The Company has entered into, and amended various employment, consulting and, termination and settlement agreements during 2000, 2001 and 2002 with certain of its officers and employees. During 2002 this included consulting services provided by its former Chairman and former Vice President in the amount of $165,000. All amounts due under the consulting and, termination and settlement agreements have been reported in the Company's statement of operations for the year ended 2002.

         The Company's aggregate annual commitments under the existing employment agreements are approximately $410,000 and $410,000 during 2003 and 2004. In addition, each of the correct employment agreements provides for payments through the term of the employment agreement under certain circumstances.

                                LEASE COMMITMENTS

         The Company has terminated the leases for its facility and certain equipment in Israel. All amounts due under such leases have been reported in the Company's statements of operations for the year ended 2002. There are no future minimum lease payments at December 31, 2002, since the only remaining lease obligation is a month-to-month rental agreement for its New York office.


NOTE 11 - GEOGRAPHIC DATA

                                 U.S. % of Total Israel % of Total
For the year ended
December 31, 2002
   Revenue                 $        --         0.00%     $        --      0.00%
   Operating loss          $(2,969,015)       72.27%     $(1,138,971)    27.73%
   Identifiable assets     $   765,530        93.94%     $    49,414      6.06%

For the year ended
December 31, 2001
   Revenue                 $        --         0.00%     $        --      0.00%
   Operating loss          $(2,589,846)       50.25%     $(2,563,878)    49.75%
   Identifiable assets     $ 5,163,161        78.82%     $ 1,387,786     21.18%

For the year ended
December 31, 2000
   Revenue                 $        --         0.00%     $     1,999    100.00%
   Operating loss          $(3,027,245)       59.29%     $(2,078,734)    40.71%
   Identifiable assets     $ 8,297,774        80.18%     $ 2,050,939     19.82%

NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                    1st Qtr.          2nd Qtr.          3rd Qtr.          4th Qtr.         Total
                                   --------          --------          --------          --------         -----
2002
     Revenues                   $        --       $        --      $        --        $        --     $        --
     Net loss                   $  (950,152)      $(1,887,785)     $(1,166,735)       $(1,240,079)    $(5,244,751)
     Net loss per share -
   basic and diluted            $      (.05)      $      (.11)     $      (.07)       $      (.06)

2001
     Revenues                   $        --       $        --      $        --        $        --     $        --
     Net loss                   $(1,291,867)      $(1,276,115)     $(1,355,739)       $(1,574,916)    $(5,498,637)
     Net loss per share -
   basic and diluted            $      (.07)      $      (.07)     $      (.08)       $      (.09)

2000
     Revenues                   $     1,999      $        --       $        --        $        --     $     1,999
     Net loss                   $(1,563,727)     $(1,025,946)      $(1,213,842)       $  (993,178)    $(4,796,693)
     Net loss per share -
   basic and diluted            $      (.12)     $      (.06)      $      (.07)       $      (.06)