Form 10-Q
period 2003-03-31
TTR TECHNOLOGIES INC
filed 2003-05-15
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    MARK ONE

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

                         COMMISSION FILE NUMBER 0-22055

                             TTR TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                             11-3223672
(State or other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


                 1091 BOSTON POST ROAD, RYE, NEW YORK     10580
               (Address of principal executive offices) (Zip Code)

                                  914-921-4004
              (Registrant's telephone number, including area code)

                 575 LEXINGTON AVENUE, NEW YORK, NEW YORK, 10022
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     The number of shares outstanding of the registrant's Common Stock as of May 15, 2003, is 18,321,567 shares.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)


                                      Index

PART I. FINANCIAL INFORMATION:

Forward Looking Statements                                                (ii)

Item 1. Financial Statements *

        Consolidated Balance Sheets
          March 31, 2003 and December 31, 2002                              1

        Consolidated Statements of Operations
          For the three months ended March 31, 2003 and 2002                2

        Consolidated Statements of Comprehensive Loss
          For the three months ended March 31, 2003 and 2002                3

        Consolidated Statements of Cash Flows
          For the three months ended March 31, 2003 and 2002                4

Notes to the Consolidated Financial Statements                              5

Item 2. Management's Discussion and Analysis of Results of Operations and
Financial Condition                                                         7

Item 3. Quantitative and Qualitative Disclosures about Market Risk          11

Item 4. Controls and Procedures                                             11

Part II. OTHER INFORMATION                                                  11

Item 1. Legal Proceedings                                                   11

Item 2. Changes in Securities and Use of Proceeds                           12

Item 3. Defaults upon Senior Securities                                     12

Item 4. Submission of Matters to a Vote of Security Holders                 12

Item 5. Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                  14

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    15


*The Balance Sheet at December 31, 2002 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                      -(i)-

                           FORWARD LOOKING STATEMENTS

     CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE COMPANY'S INTENDED BUSINESS PLANS; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; THE PROSPECTS FOR COMSIGN; BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES; THE PROSPECTS FOR THE CLOSING OF THE SALE OF THE COPY PROTECTION BUSINESS; AND THE COMPANY'S PROSPECTS FOR RAISING ADDITIONAL CAPITAL. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY, COMPANY'S DIFFICULTY IN RAISING CAPITAL, POSSIBLE ACTIONS OF THE OFFICE OF CHIEF SCIENTIST IN CONNECTION WITH THE SALE OF THE COPY PROTECTION BUSINESS, PROSPECTIVE TAX TREATMENT UNDER U.S. AND OTHER LAW RELATING TO THE SALE OF THE COPY PROTECTION BUSINESS, COMPANY'S NET OPERATING LOSS CARRYFORWARDS, PROSPECTS AS TO THE MARKETING OF SAFEAUDIO AND PALLADIUMCD, EFFECTS OF THE SALE OF THE COPY PROTECTION BUSINESS, COMPANY'S FUTURE PLANS, SUFFICIENCY OF CASH RESERVES, PERFORMANCE OF COMSIGN, THE AVAILABILITY OF AND THE TERMS OF FINANCING, DILUTION OF THE COMPANY'S STOCKHOLDERS, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS, CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS, AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                      (ii)


                              TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS

                                                                     March 31,          December 31,
                                                                       2003                 2002
                                                                       ----                 ----
                                                                   (Unaudited)
                                               ASSETS
Current assets
     Cash and cash equivalents                                     $    232,593         $    653,885
     Note receivable, officer                                            33,333               33,333
     Prepaid expenses and other current assets                           43,686               64,999
                                                                   ------------         ------------

     Total current assets                                               309,612              752,217

Property and equipment - net                                             18,564               23,093

Investment in ComSign, Ltd.                                                 -                    -
Note receivable, officer                                                 33,334               33,334
Other asset                                                               6,300                6,300
                                                                   ------------         ------------

     Total assets                                                  $    367,810         $    814,944
                                                                   ============         ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current liabilities
     Accounts payable                                              $    604,012         $    497,898
     Accrued expenses                                                    66,051               61,011
                                                                   ------------         ------------

     Total current liabilities                                          670,063              558,909

                                                                   ------------         ------------
     Total liabilities                                                  670,063              558,909
                                                                   ------------         ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding                   -                    -
Common stock, $.001 par value;
   50,000,000 shares authorized; 18,261,567 and 18,261,567
   issued and outstanding, respectively                                  18,262               18,262
Additional paid-in capital                                           40,529,983           40,533,593
Other accumulated comprehensive income                                   83,165               84,270
Deficit accumulated during the development stage                    (40,930,815)         (40,370,429)
   Less: deferred compensation                                           (2,848)              (9,661)
                                                                   ------------         ------------

     Total stockholders' equity (deficit)                              (302,253)             256,035
                                                                   ------------         ------------

     Total liabilities and stockholders' equity (deficit)          $    367,810         $    814,944
                                                                   ============         ============

                           See Notes to Consolidated Financial Statements.

                                         TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                From
                                                                                                              Inception
                                                                                   Three Months               (July 14,
                                                                                      Ended                   1994) to
                                                                                     March 31,                March 31,
                                                                               2003             2002             2003
                                                                               ----             ----             ----
                                                                           (Unaudited)      (Unaudited)      (Unaudited)
Revenue                                                                  $             -   $           -   $      125,724
                                                                         ----------------  --------------  ---------------

Expenses
     Research and development (1)                                                      -         260,459        5,704,131
     Sales and marketing (1)                                                           -          91,634        4,457,457
     General and administrative (1)                                              558,654         481,653       11,630,094
     Stock-based compensation                                                      3,202          31,397       11,402,862
     Bad debt expense                                                                  -               -          161,000
                                                                         ----------------  --------------  ---------------
Total expenses                                                                   561,856         865,143       33,355,544
                                                                         ----------------  --------------  ---------------

Operating loss                                                                  (561,856)       (865,143)     (33,229,820)
                                                                         ----------------  --------------  ---------------

Other (income) expense
     Legal settlement                                                                  -               -          232,500
     Loss on investment                                                                -               -           17,000
     Other income                                                                      -               -          (75,000)
     Net losses of affiliate                                                           -         105,747        1,196,656
     Impairment loss on investment in affiliate                                        -               -          748,690
     Amortization of deferred financing costs                                          -               -        4,516,775
     Interest income                                                              (1,496)        (21,220)        (901,731)
     Interest expense                                                                 26             482        1,966,105
                                                                         ----------------  --------------  ---------------

Total other (income) expenses                                                     (1,470)         85,009        7,700,995
                                                                         ----------------  --------------  ---------------

Net loss                                                                 $      (560,386)  $    (950,152)  $  (40,930,815)
                                                                         ================  ==============  ===============

Per share data:

     Basic and diluted                                                   $         (0.03)  $       (0.05)
                                                                         ================  ==============

Weighted average number
    of common shares used in
    basic and diluted loss per share                                          18,261,567      17,593,896
                                                                         ================  ==============


(1) Excludes non-cash, stock-based compensation expense as follows:

     Research and development                                            $             -   $           -   $      456,239
     Sales and marketing                                                               -          30,587        5,336,558
     General and administrative                                                    3,202             810        5,610,065
                                                                         ----------------  --------------  ---------------

                                                                         $         3,202        $ 31,397     $ 11,402,862
                                                                         ================  ==============  ===============

                                      See Notes to Consolidated Financial Statements.
                                                            -2-


                                          TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                                From
                                                                                                              Inception
                                                                                  Three Months                 (July 14,
                                                                                      Ended                    1994) to
                                                                                    March 31,                  March 31,
                                                                               2003             2002             2003
                                                                               ----             ----             ----
                                                                            (Unaudited)      (Unaudited)     (Unaudited)

Net loss                                                                 $      (560,386)  $    (950,152)  $  (40,930,815)

Other comprehensive income (loss)
     Foreign currency translation adjustments                                     (1,105)         (7,956)          83,165
                                                                         ----------------  --------------  ---------------

            Comprehensive loss                                           $      (561,491)  $    (958,108)  $  (40,847,650)
                                                                         ================  ==============  ===============





                                      See Notes to Consolidated Financial Statements.
                                                            -3-

                                            TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      From
                                                                                       Three Months                Inception
                                                                                          Ended                 (July 14, 1994)
                                                                                         March 31,                to March 31,
                                                                                   2003             2002              2003
                                                                                   ----             ----              ----
                                                                               (Unaudited)       (Unaudited)       (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $   (560,386)     $   (950,152)     $(40,930,815)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation and amortization                                                   4,563            15,536           953,587
     Forgiveness of note receivable, officer                                             -                 -            33,333
     Loss from write-down of fixed assets                                                -                 -           162,192
     Bad debt expense                                                                    -                 -           161,000
     Amortization of note discount and finance costs                                     -                 -         4,666,225
     Translation adjustment                                                              -                 -            (1,528)
     Beneficial conversion feature of convertible debt                                   -                 -           572,505
     Stock, warrants and options issued for services and legal settlement            3,202            31,397        11,575,823
     Payment of common stock issued with guaranteed selling price                        -                 -          (155,344)
     Net losses of affiliate                                                             -           105,747         1,196,656
     Impairment loss on investment in affiliate                                          -                 -           748,690
     Increase (decrease) in cash attributable
      to changes in assets and liabilities
        Accounts receivable                                                            -                 974               554
        Prepaid expenses and other current assets                                   21,325            (9,300)          (73,398)
        Other assets                                                                   -              (2,750)           (6,300)
        Accounts payable                                                           106,114            33,123            56,820
        Accrued expenses                                                             4,360          (119,586)        1,152,369
        Accrued severance pay                                                            -           (30,144)         (122,363)
        Interest payable                                                                 -                 -           251,019
                                                                              ------------      ------------      ------------

     Net cash used by operating activities                                        (420,822)         (925,155)      (19,758,975)
                                                                              ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                   -           (26,442)           68,594
   Purchases of property and equipment                                                   -                 -          (986,535)
   Investment in ComSign, Ltd.                                                           -                 -        (2,000,000)
   Increase in note receivable, officer                                                  -                 -          (100,000)
   Increase in note receivable                                                           -                 -          (130,000)
   Increase in organization costs                                                        -                 -            (7,680)
                                                                              ------------      ------------      ------------

     Net cash used by investing activities                                               -           (26,442)       (3,155,621)
                                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                -                 -        21,177,354
   Stock offering costs                                                                  -                 -          (475,664)
   Deferred financing costs                                                              -                 -          (682,312)
   Proceeds from short-term borrowings                                                   -                 -         1,356,155
   Proceeds from long-term debt                                                          -                 -         2,751,825
   Proceeds from convertible debentures                                                  -                 -         2,000,000
   Repayment of short-term borrowings                                                    -                 -        (1,357,082)
   Repayments of long-term debt                                                          -                 -        (1,615,825)
                                                                              ------------      ------------      ------------

     Net cash provided by financing activities                                           -                 -        23,154,451
                                                                              ------------      ------------      ------------

Effect of exchange rate changes on cash                                               (470)           (1,287)           (7,262)
                                                                              ------------      ------------      ------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (421,292)         (952,884)          232,593

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   653,885         4,915,269                 -
                                                                              ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    232,593      $  3,962,385      $    232,593
                                                                              ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
     Cash paid during the period for interest                                 $         26      $        482      $    476,936
                                                                              ============      ============      ============


                                      See Notes to Consolidated Financial Statements.
                                                            -4-

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its subsidiary TTR Technologies, Ltd. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported in its Form 10-K for the year ended December 31, 2002 that its ability to continue as a going concern is dependent upon the consummation of the transactions contemplated by the Purchase Agreement further described in Item 2 to this report on Form 10-Q for the three months ended March 31, 2003. As described, the Company's sale of its copy protection technology to Macrovision Corporation and its affiliates and the related receipt of the net sales proceeds therefrom, is contingent upon and, subject to, satisfying certain conditions. Those factors and the related contingency creates an uncertainty about the Company's ability to continue as a going concern in the event such transaction is not consummated. The ability of the Company to continue as a going concern is dependent upon the consummation of the transaction or, alternatively, raising additional capital in an amount sufficient to continue its operations. The Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. The consolidated financial statements of the Company do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INVESTMENT IN COMSIGN, LTD.

The Company disclosed in its report on Form 10-K for the year ended December 31, 2002 that it wrote-off the remaining goodwill and the balance of its investment in ComSign, Ltd. during the year ended December 31, 2002. Since the Company is not committed or obligated to fund any continuing losses incurred by ComSign, Ltd. and the entire investment has been written-off, there have been no transactions recorded during the three months ended March 31, 2003 with respect to this investment. Accordingly, the Company is not providing summarized financial data for ComSign, Ltd. as of March 31, 2003.

NOTE 4 - STOCK BASED COMPENSATION

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


                                               First quarter ended
                                                     March 31,
                                               2003            2002
                                               ----            ----
Net loss
    As reported                              $(560,386)     $(950,152)

Add: Stock-based employee compensation
   expense included in reported
   net loss, net of related tax effects          3,202         31,397

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                 (83,761)      (157,067)
                                               -------      ---------
    Pro forma                                $(640,945)   $(1,075,822)
                                               =======      =========

Net loss per share, basic and diluted
    As reported                                 $(0.03)        $(0.05)
                                                  ====           ====
Pro forma                                       $(0.04)        $(0.06)
                                                  ====           ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW / AGREEMENT FOR SALE OF OPERATING BUSINESS

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

     On November 4, 2002, the Company and its wholly-owned subsidiary TTR Technologies, Ltd. ("TTR Ltd."), entered into an Asset Purchase Agreement dated as of November 4, 2002, (the "Purchase Agreement") with Macrovision, one of the Company's largest stockholders and Macrovision Europe, Ltd., an affiliate of Macrovision (collectively, the "Purchaser"), pursuant to which the Company agreed to sell to the Purchaser all of the assets that were utilized in operating the Copy Protection Business. The Copy Protection Business includes the technologies underlying SAFEAUDIO, the copy protection product designed to thwart the unauthorized copying of audio content on CDs that was jointly developed by the Company and Macrovision pursuant to the Alliance Agreement entered into by the Company and Macrovision as of November 1999, as subsequently amended (the "Alliance Agreement"), as well as the tentatively named PALLADIUMCD product line formerly marketed by the Company.

     Under the terms of the Purchase Agreement, the Company is to receive at closing an aggregate cash consideration of $5.25 million, with certain downward adjustments to not exceed $400,000, as well as the endorsement and delivery to the Company, for eventual cancellation and return to the Company's treasury, of the stock certificate representing 1,880,937 shares of the Company's common stock, par value $0.001 (the "Common Stock") that Macrovision purchased from the Company in January 2000 in connection with its then concluded equity investment in the Company of $4 million. Under the terms of the Purchase Agreement, upon closing, the Alliance Agreement entered into by the Company and Macrovision, pursuant to which the Company is entitled to a 30% royalty of the net revenues collected by Macrovision or its affiliates from any product or component incorporating the technologies underlying SAFEAUDIO, will terminate and be of no continuing legal effect. To date, no significant revenues have been generated by SAFEAUDIO.

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

     In order to facilitate the sale of the Copy Protection Business as contemplated by the Purchase Agreement, an application prepared by the Company and Macrovision was made to the OCS on March 9, 2003 to transfer to an Israeli affiliate of Macrovision ("Macrovision Israel") certain of the technologies that were developed with OCS funding (the "Subject Technologies"). As of the date of the filing of this report on Form 10-Q for the three months ended March 31, 2003, the OCS has not responded to the application.

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

     If the sale of the Copy Protection Business contemplated under the Purchase Agreement is not consummated within the second quarter of 2003, then management anticipates that it will, initially, attempt to reach an agreement with Macrovision as to the parties' rights respecting the jointly developed technologies. In the absence of any such agreement, the Company anticipates that it may commence legal process against Macrovision in order to defend the Company's interests and assert its rights under the Alliance Agreement. Additionally, management anticipates that it may attempt to resume its marketing efforts with respect to its PALLADIUMCD product line. However, in order to effectively defend the Company's interests and assert its rights under the Alliance Agreement, management anticipates that it will need to raise additional cash significantly in excess of the available cash that the Company had as of March 31, 2003. The Company has no present financing commitments and no assurance can be provided that the Company will be able to raise funds on a commercially reasonable basis.

     If the sale of the Copy Protection Business is in fact consummated as contemplated under the Purchase Agreement, the Company's only significant asset following such closing will be cash and cash equivalents. Management estimates that the Company and its subsidiary TTR Ltd. had at March 31, 2003, a net operating loss carry forward (NOL) of approximately $27 million that may be available to offset future United States and Israeli taxable income, subject to certain specified limitations under applicable law. If the sale of the Copy Protection Business is concluded as contemplated under the Purchase Agreement, the Company will no longer be engaged in the copy protection business.

     The Company's board of directors has not yet determined the Company's strategic direction following the consummation, if any, of the sale of the Copy Protection Business and is considering several possible general alternatives. Currently, the Company anticipates pursuing one of the following three directions: liquidation and dissolution, retention of the proceeds and acquisition, investment in, or development of new lines of business, or a partial distribution of cash and acquisition, investment in, or development of new lines of business. Among the alternatives currently being actively considered is entering into new lines of business through specific strategic acquisitions. While the Company has no current binding agreements with respect to any acquisition, it is actively exploring acquisition transactions.

     The Company has not had any significant revenues to date. As of March 31, 2003, the Company had an accumulated deficit of $(40,930,815). The Company's expenses related primarily to expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses incurred while it was engaged in the Copy Protection Business, in addition to legal costs associated with the continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

     In an effort to preserve the Company's cash position, as of the date of the execution of the Purchase Agreement in November 2002, the Company has ceased to be engaged in the copy protection area, the only field of business that it has been actively engaged in since it commenced operations in 1994.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. The Company bases its estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

     The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, the Company does not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

REVENUE SOURCES

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

     If the closing of the sale of the Copy Protection Business contemplated under the Purchase Agreement is not consummated, management anticipates that, unless it reaches an agreement with Macrovision as to the parties' rights respecting the jointly developed technologies under the Alliance Agreement, it may commence legal process against Macrovision in order to defend the Company's interests and assert its rights under the Alliance Agreement, as well as to commence marketing the PALLADIUMCD product line. Under such circumstances, no assurance can be provided that any royalties payable under the Alliance Agreement will be collected or that the Company will be able to generate any proceeds from the PALLADIUMCD product line.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

     There were no revenues for the three months ended March 31, 2003 or for the same period in 2002.

     The Company did not incur any research and development costs for the 2003 period as compared to $260,459 for the 2002 period. The decrease is attributable to the Company's decision in October 2002 to terminate all research and development activities at its Israeli based subsidiary's facilities. Research and development costs in 2002 related primarily to the enhancement of SAFEAUDIO features undertaken by both TTR and Macrovision, the development and expansion of copy protection technology to CD-Rs and digital rights management.

     The Company did not incur any sales and marketing expenses for the 2003 period as compared to $91,634 for the 2002 period. The decrease is due to the Company's decision to terminate all sales and marketing expenses in November 2002, following the execution of the Purchase Agreement.

     General and administrative expenses for the 2003 period were $558,654 as compared to $481,653 for the 2002 period. The increase is primarily attributable to the legal and other fees associated with the Company's continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

     Stock-based compensation for the 2003 period was $3,202 as compared to $31,397 for the 2002 period. The decrease in stock-based compensation expense is attributable to a reduction in remaining deferred compensation incurred in previous years. In addition, during the 2003 period, the Company did not issue any stock options that would have required the Company to recognize additional deferred compensation.

     The Company's affiliate, ComSign Ltd., commenced operations in July 2000. ComSign currently serves as VeriSign Inc.'s sole principal affiliate in Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. Based on management's view that the value of the Company's investment had been impaired, the Company wrote-off, during the year ended December 31, 2002, the amount representing the remaining goodwill and the balance of its investment in ComSign. Since the Company is not committed or obligated to fund any continuing losses incurred by ComSign, the Company did not record any net loss from its affiliate for the three months ended March 31, 2003 compared to a net loss of $105,747 for the same period in 2002.

     Interest income for the 2003 period was $1,496 as compared to $21,220 for the 2002 period. The decrease is attributable to the lower cash and cash equivalent balances, primarily resulting from the expenditure of cash for legal and related costs associated with the Company's continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q, and decreased interest rates.

     The Company reported a net loss for the 2003 period of $(560,386) or $(.03) per share on a basic and diluted basis, as compared to a net loss of $(950,152) or $(.05)per share for the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company had cash of approximately $233,000, representing a decrease of approximately $421,000 from December 31, 2002.

     Cash used by operating activities during the three months ended March 31, 2003 was $420,822 compared to $925,155 for the same period in 2002. The decrease in cash used by operations is primarily attributable to the Company's decision to terminate all of its research and development and sales and marketing activities following the execution of the Purchase Agreement. Cash used during the 2003 period was primarily for the legal and related costs associated with the Company's continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

     The Company has no long-term debt or any material debt commitments. In April 2003, the Company relocated its offices to Rye, New York pursuant to a month-to month lease arrangement with its largest stockholder for approximately 1,500 square feet at an aggregate annual rental expense of $24,000. The current monthly rental expense that the Company pays for its Rye offices is approximately 50% less than the monthly amount paid with respect to its former offices on Lexington Avenue in New York City immediately prior to the relocation.

     If the sale of the Company's Copy Protection Business is consummated as contemplated under the Purchase Agreement, the net proceeds thereof are expected to result in an increase in cash of approximately $5 million. No assurance however, can be provided that the sale of the business will in fact be consummated.

     If the sale of the Copy Protection Business is not consummated, management believes that it will need to raise additional cash on an immediate basis in order to defend its interests, including its rights under the Alliance Agreement with Macrovision, and to resume limited operations in the copy protection field. The financial statements accompanying this report for the three months ended March 31, 2003, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. If the Company is unable to raise such financing on commercially reasonable terms, it may no longer be able to remain in business. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to changes in interest rates and foreign currency exchanges rates were reported in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change in these market risks since the end of the fiscal year 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

     On August 14, 2002, nine purported stockholders of the Company filed a complaint against the Company, eight of its current or former officers and several third parties in the United States District Court for the Southern District of New York. The action, which is known as EILENBERG ET AL. V. KRONITZ ET AL. (02 Civ. 6502), alleges, among other things, that the Company issued a series of false and misleading statements, including press releases, that misled the plaintiffs' into purchasing the Company's Common Stock. The complaint seeks relief under federal securities laws and common law, and demands compensatory damages of $10 million or more, and punitive damages of $50 million or more. The Company believes it has meritorious defenses to this lawsuit. The Company and most of its current or former officers have filed a motion based upon the federal securities laws to dismiss the complaint for failure to state a claim and to plead with particularity under Rule 9(b) of the Federal Rules of Civil Procedure. After hearing arguments on November 26, 2002, the Court granted defendants' motion to dismiss the complaint based on Rule 9(b). Plaintiffs filed an amended complaint, and the Company has requested from the Court an extension of time until June 13, 2003 to respond to the amended complaint. The litigation is thus in its preliminary stages and no substantive discovery has been conducted in the case.

     Counsel for the EILENBERG plaintiffs filed a second action against the Company and several of its current or former officers in the same court on August 21, 2002, this time on behalf of three additional purported stockholders as plaintiffs. This action, which is known as STURM ET AL. V. TOKAYER ET AL. (602 Civ. 6672), alleged, among other things, that the Company had violated the federal securities laws by distributing false and misleading materials in connection with the annual shareholder meeting scheduled for August 26, 2002, and that several officers and directors had breached duties to the Company and committed acts of waste and mismanagement by paying excessive salaries to themselves and others. Plaintiffs promptly moved for a temporary restraining order to enjoin the annual shareholder meeting from being conducted on August 26, 2002. The Court denied this motion. The Company believes it has meritorious defenses to this lawsuit. The Company and the other defendants thereafter moved to dismiss the complaint for failure to state a claim for relief. In response, the plaintiffs filed an amended complaint, which deleted the prior claims concerning violations of the federal securities laws, but continued to assert derivative claims for waste and mismanagement. The Court denied defendants' motion to dismiss the latter claims but directed that plaintiffs submit a more detailed verification to the Amended Complaint and correct an allegation concerning one of the defendants. Plaintiffs have served their Second Verified and Amended Complaint and the Company and the other defendants have requested from the Court an extension of time until June 13, 2003 to answer or otherwise respond to the Second Amended Complaint. The litigation is thus in its preliminary stages and no substantive discovery has been conducted in the case.

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

     The Company has notified the insurer that issued a directors and officers' liability policy to the Company covering the period in which the filing of the Eilenberg and Sturm actions occurred. The Company is seeking, among other things, to recover its costs of defense to the extent provided in the policy and has entered into an Interim Funding Agreement with the insurer pursuant to which its costs are to be reimbursed under a full reservation of rights by the insurer.

     The Company's former attorneys commenced an action in the state court in New York in January 2003 seeking unpaid legal fees in the approximate amount of $300,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firm's failure to advise properly in the shareholder litigation brought by Sturm et al. The case is in the discovery stage. The Company has recorded the total amount billed by the former attorneys as of March 31, 2003.

     As of March 31, 2003, it is not possible to estimate the liability, if any, in connection with the first two litigation cases described above. Accordingly, no accruals for these contingencies have been recorded.

     From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's business or cash flow.

ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

     There were no issuances for sale of any unregistered securities by the Company during the three months ended March 31, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on form 8-K

     (i)  Report on Form 8-K dated March 14, 2003

     (ii) Report on Form 8-K dated January 7, 2003

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TTR TECHNOLOGIES, INC.



DATE: MAY 15, 2003                         BY /s/ DANIEL C. STEIN
                                           DANIEL C. STEIN,
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Principal Financial Officer


DATE: MAY 15, 2003                         BY /s/ SAM BRILL
                                           SAM BRILL,
                                           CHIEF OPERATING OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

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

Date: May 15, 2003

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

Date: May 15, 2003

                                  /s/ SAM BRILL
                                  SAM BRILL
                                  CHIEF OPERATING OFFICER
                                  (PRINCIPAL FINANCIAL OFFICER)