Form 10-Q
period 2003-06-30
TTR TECHNOLOGIES INC
filed 2003-08-15
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    MARK ONE

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

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

     The number of shares outstanding of the registrant's Common Stock as of August 14, 2003, is 16,440,630 shares.

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)


                                      Index

PART I. FINANCIAL INFORMATION:

Forward Looking Statements                                               ii

Item 1. Financial Statements *

        Consolidated Balance Sheets
          June 30, 2003 and December 31, 2002                             1

        Consolidated Statements of Operations
          For the six and three months ended June 30, 2003 and 2002       2

        Consolidated Statements of Comprehensive Income (Loss)
          For the six and three months ended June 30, 2003 and 2002       3

        Consolidated Statements of Cash Flows
          For the six months ended June 30, 2003 and 2002                 4

Notes to the Consolidated Financial Statements (Unaudited)                5

Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition                                           7

Item 3. Quantitative and Qualitative Disclosures about Market Risk        11

Item 4. Disclosure Controls and Procedures                                12

Part II. OTHER INFORMATION                                                12

Item 1. Legal Proceedings                                                 12

Item 2. Changes in Securities and Use of Proceeds                         14

Item 3. Defaults upon Senior Securities                                   14

Item 4. Submission of Matters to a Vote of Security Holders               14

Item 5. Other Information                                                 14

Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                15



*The Balance Sheet at December 31, 2002 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                           FORWARD LOOKING STATEMENTS

     CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE COMPANY'S INTENDED BUSINESS PLANS; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES; THE COMPANY'S PROSPECTS OF ENTERING INTO ONE OR MORE TRANSACTIONS AS PART OF ENGAGING IN A NEW LINE OF BUSINESS; AND THE COMPANY'S PROSPECTS FOR RAISING ADDITIONAL CAPITAL. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY, THE COMPANY'S DIFFICULTY IN RAISING CAPITAL, THE COMPANY'S NET OPERATING LOSS CARRYFORWARDS, EFFECTS OF THE SALE OF THE COPY PROTECTION BUSINESS, THE COMPANY'S FUTURE PLANS, SUFFICIENCY OF CASH RESERVES, THE AVAILABILITY OF AND THE TERMS OF FINANCING, DILUTION OF THE COMPANY'S STOCKHOLDERS, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS, CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS, AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                                  PART I
                                           FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED BALANCE SHEETS


                                                                               June 30,      December 31,
                                                                                 2003            2002
                                                                                 ----            ----
                                                                             (Unaudited)
                                                  ASSETS
Current assets
     Cash and cash equivalents                                               $  4,689,388    $   653,885
     Note receivable, officer                                                      33,333         33,333
     Prepaid expenses and other current assets                                     68,870         64,999
                                                                            --------------  -------------

     Total current assets                                                       4,791,591        752,217

Property and equipment - net                                                       22,060         23,093

Investment in ComSign, Ltd.                                                             -              -
Note receivable, officer                                                           33,334         33,334
Other asset                                                                         6,488          6,300
                                                                            --------------  -------------

     Total assets                                                            $  4,853,473    $   814,944
                                                                            ==============  =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
     Accounts payable                                                        $    626,654    $   497,898
     Accrued expenses                                                             196,092         61,011
                                                                            --------------  -------------

     Total current liabilities                                                    822,746        558,909

                                                                            --------------  -------------
     Total liabilities                                                            822,746        558,909
                                                                            --------------  -------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding                             -              -
Common stock, $.001 par value;
   50,000,000 shares authorized; 16,440,630 and 18,261,567
   issued and outstanding, respectively                                            16,441         18,262
Additional paid-in capital                                                     39,873,476     40,533,593
Other accumulated comprehensive income                                             82,271         84,270
Deficit accumulated during the development stage                              (35,940,037)   (40,370,429)
   Less: deferred compensation                                                     (1,424)        (9,661)
                                                                            --------------  -------------

     Total stockholders' equity                                                 4,030,727        256,035
                                                                            --------------  -------------

     Total liabilities and stockholders' equity                              $  4,853,473    $   814,944
                                                                            ==============  =============


                              See Notes to Consolidated Financial Statements.

                                         TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                From
                                                                              Inception
                                                      Six Months              (July 14,             Three Months
                                                         Ended                 1994) to                Ended
                                                       June 30,                June 30,               June 30,
                                                  2003           2002            2003           2003           2002
                                                  ----           ----            ----           ----           ----
                                               (Unaudited) (Unaudited)       (Unaudited)     (Unaudited)    (Unaudited)
Revenue                                        $         -    $         -    $    125,724    $         -    $          -
                                              -------------  -------------  --------------  -------------  --------------

Expenses
     Research and development (1)                        -        510,150       5,704,131              -         249,691
     Sales and marketing (1)                             -        161,319       4,457,457              -          69,685
     General and administrative (1)              1,301,928      1,110,488      12,373,368        743,274         628,835
     Stock-based compensation                        4,626         32,207      11,404,286          1,424             810
     Bad debt expense                                     -       130,000         161,000               -        130,000
     Loss on disposition of fixed assets            13,615               -         13,615         13,615               -
                                              -------------  -------------  --------------  -------------  --------------
Total expenses                                   1,320,169      1,944,164      34,113,857        758,313       1,079,021
                                              -------------  -------------  --------------  -------------  --------------

Operating loss                                  (1,320,169)    (1,944,164)    (33,988,133)      (758,313)     (1,079,021)
                                              -------------  -------------  --------------  -------------  --------------

Other (income) expense
     Legal settlement                                    -              -         232,500              -               -
     Loss on investment                                  -              -          17,000              -               -
     Other income                                        -              -         (75,000)             -               -
     Net losses of affiliate                             -        176,935       1,196,656              -          71,188
     Impairment loss on investment in affiliate          -        742,000         748,690              -         742,000
     Amortization of deferred financing costs            -              -       4,516,775              -               -
     Gain on sale of copy protection business   (5,708,328)             -      (5,708,328)    (5,708,328)              -
     Gain on sale of investment in affiliate       (40,000)             -         (40,000)       (40,000)              -
     Interest income                                (2,299)       (26,803)       (902,534)          (803)         (5,583)
     Interest expense                                   66          1,641       1,966,145             40           1,159
                                              -------------  -------------  --------------  -------------  --------------

Total other (income) expenses                   (5,750,561)       893,773       1,951,904     (5,749,091)        808,764
                                              -------------  -------------  --------------  -------------  --------------

Net income (loss)                              $ 4,430,392    $(2,837,937)   $(35,940,037)   $ 4,990,778    $ (1,887,785)
                                              =============  =============  ==============  =============  ==============

Per share data:

     Basic and diluted                         $      0.25    $     (0.16)                   $      0.28    $      (0.11)
                                              =============  =============                  =============  ==============

Weighted average number
    of common shares used in
    basic and diluted income (loss) per share   17,944,159     17,663,633                     17,630,239      17,732,605
                                              =============  =============                  =============  ==============


(1) Excludes non-cash, stock-based compensation expense as follows:

     Research and development                  $         -    $         -    $    456,239    $         -    $          -
     Sales and marketing                                 -         30,587       5,336,558              -               -
     General and administrative                      4,626          1,620       5,611,489          1,424             810
                                              -------------  -------------  --------------  -------------  --------------

                                               $     4,626    $    32,207    $ 11,404,286    $     1,424    $        810
                                              =============  =============  ==============  =============  ==============


                                      See Notes to Consolidated Financial Statements.

                                         TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                From
                                                                             Inception
                                                      Six Months              (July 14,             Three Months
                                                         Ended                1994) to                 Ended
                                                       June 30,               June 30,                June 30,
                                                  2003           2002           2003            2003            2002
                                                  ----           ----           ----            ----            ----
                                               (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)

Net income (loss)                              $ 4,430,392    $(2,837,937)   $(35,940,037)   $ 4,990,778    $ (1,887,785)

Other comprehensive income (loss)
     Foreign currency translation adjustments       (1,999)       (11,110)         82,271           (894)         (3,154)
                                              -------------  -------------  --------------  -------------  --------------

            Comprehensive income (loss)        $ 4,428,393    $(2,849,047)   $(35,857,766)   $ 4,989,884    $ (1,890,939)
                                              =============  =============  ==============  =============  ==============











                                      See Notes to Consolidated Financial Statements.

                                         TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                               From
                                                                                     Six Months              Inception
                                                                                       Ended              (July 14, 1994)
                                                                                      June 30,              to June 30,
                                                                                2003            2002           2003
                                                                                ----            ----           ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                         $  4,430,392    $(2,837,937)   $(35,940,037)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation and amortization                                                  3,736         35,237         952,760
     Forgiveness of note receivable, officer                                            -              -          33,333
     Loss from disposition of fixed assets                                         13,615              -         175,807
     Bad debt expense                                                                   -        130,000         161,000
     Amortization of note discount and finance costs                                    -              -       4,666,225
     Translation adjustment                                                             -              -          (1,528)
     Beneficial conversion feature of convertible debt                                  -              -         572,505
     Stock, warrants and options issued for services and legal settlement           4,626         32,207      11,577,247
     Payment of common stock issued with guaranteed selling price                       -              -        (155,344)
     Net losses of affiliate                                                            -        176,935       1,196,656
     Impairment loss on investment in affiliate                                         -        742,000         748,690
     Gain on sale of copy protection business                                  (5,708,328)             -      (5,708,328)
     Gain on sale of investment in affiliate                                      (40,000)             -         (40,000)
     Increase (decrease) in cash attributable
      to changes in assets and liabilities
       Accounts receivable                                                              -            947             554
       Prepaid expenses and other current assets                                   (3,845)        38,382         (98,568)
       Other assets                                                                  (188)        (2,750)         (6,488)
       Accounts payable                                                           128,755          9,277          79,461
       Accrued expenses                                                           121,085       (199,494)      1,269,094
       Accrued severance pay                                                            -       (133,419)       (122,363)
       Interest payable                                                                 -              -         251,019
                                                                            --------------  -------------  --------------

     Net cash provided (used) by operating activities                          (1,050,152)    (2,008,615)    (20,388,305)
                                                                            --------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of copy protection business                               5,050,000              -       5,050,000
   Proceeds from sale of investment in affiliate                                   40,000              -          40,000
   Proceeds from sales of fixed assets                                                  -              -          68,594
   Purchases of property and equipment                                            (16,067)       (68,701)     (1,002,602)
   Investment in ComSign, Ltd.                                                          -              -      (2,000,000)
   Increase in note receivable, officer                                                 -       (100,000)       (100,000)
   Increase in note receivable                                                          -              -        (130,000)
   Increase in organization costs                                                       -              -          (7,680)
                                                                            --------------  -------------  --------------

     Net cash provided (used) by investing activities                           5,073,933       (168,701)      1,918,312
                                                                            --------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                               -          1,982      21,177,354
   Stock offering costs                                                                 -              -        (475,664)
   Deferred financing costs                                                             -              -        (682,312)
   Proceeds from short-term borrowings                                                  -              -       1,356,155
   Proceeds from long-term debt                                                         -              -       2,751,825
   Proceeds from convertible debentures                                                 -              -       2,000,000
   Repayment of short-term borrowings                                                   -              -      (1,357,082)
   Repayments of long-term debt                                                         -              -      (1,615,825)
                                                                            --------------  -------------  --------------

     Net cash provided (used) by financing activities                                   -          1,982      23,154,451
                                                                            --------------  -------------  --------------

Effect of exchange rate changes on cash                                            11,722           (922)          4,930
                                                                            --------------  -------------  --------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                               4,035,503     (2,176,256)      4,689,388

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  653,885      4,915,269               -
                                                                            --------------  -------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  4,689,388    $ 2,739,013    $  4,689,388
                                                                            ==============  =============  ==============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
     Cash paid during the period for interest                                $         66    $     1,641    $    476,976
                                                                            ==============  =============  ==============
     Noncash investing transaction:
        Common stock returned to the company from
          the sale of copy protection business                               $    658,328    $         -    $    658,328
                                                                            ==============  =============  ==============


                                      See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Closing of Sale to Macrovision Corporation

On May 28, 2003, the Company consummated the sale of its music copy protection and digital rights management assets to Macrovision Corporation for a cash sales price of $5,050,000 and return for cancellation 1,880,937 shares of the Company's common stock that Macrovision purchased in January 2000 for $4.0 million. The details of the transactions surrounding the closing and sale are further described in Item 2 Part I to this report on Form 10-Q for the quarterly period ended June 30, 2003. The Company recorded a gain on sale of $5.7 million in its statement of operations for the quarter ended June 30, 2003 consisting of $5,050,000 in cash and $658,328 representing the value of the common stock returned for cancellation to the Company based on the closing price of the stock on May 28, 2003.

Note 3 - Investment in and Sale of ComSign, Ltd.

The Company disclosed in its Form 10-K for the year ended December 31, 2002 that it wrote-off the remaining goodwill and the balance of its investment in ComSign, Ltd. during the year ended 2002. During the quarter ended June 30, 2003, the Company sold its entire equity interest in ComSign, Ltd. for $40,000 to Comda, Ltd. its other joint venture partner in ComSign, Ltd. Since the Company had previously written off this entire investment, the $40,000 has been recorded as a gain on sale of its investment in ComSign, Ltd. during the quarter ended June 30, 2003. Accordingly, the Company is no longer providing summarized financial data for ComSign, Ltd.

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

The Company has adopted the disclosure provisions required by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123 and amended by SFAS No. 148, the Company's net income (loss) and net income (loss) per share as reported would have been increased (decreased) to the pro forma amounts indicated below:


                                                      Six Months Ended                  Three Months Ended
                                                           June 30,                          June 30,
                                                     2003             2002             2003            2002
                                                     ----             ----             ----            ----
Net income (loss)
  As reported                                     $4,430,392      $(2,837,937)      $4,990,778    $(1,887,785)

Add: Stock-based employee compensation
  Expense included in reported
  net income (loss), net of related tax effects        4,626           32,207            1,424             810

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                       (165,745)        (350,640)         (81,984)       (193,573)
                                                   ---------        ---------        ---------       ---------
  Pro forma                                       $4,269,273      $(3,156,370)      $4,910,218     $(2,080,548)
                                                   =========        =========        =========       =========

Net income (loss) per share, basic and diluted
  As reported                                           $.25            $(.16)            $.28           $(.11)
                                                         ===              ===              ===             ===
Pro forma                                               $.24            $(.18)            $.28           $(.12)
                                                         ===              ===              ===             ===

Common stock equivalents have been excluded from the weighted-average shares for the three and six months ended June 30, 2003 and 2002, as inclusion is anti-dilutive. Potentially dilutive options of 2,910,175 and 3,921,625 are outstanding at June 30, 2003 and 2002, respectively.

Note 5 - Legal Proceedings

The Company is involved in the following legal proceedings:

     On August 14, 2002, nine purported stockholders of the Company filed a complaint against the Company, eight of its current or former officers and several third parties alleging, among other things, that the Company issued a series of false and misleading statements, including press releases, that misled the plaintiffs into purchasing the Company's common stock. The complaint seeks relief under federal securities laws and common law, and demands compensatory damages of $7 million or more, and punitive damages of $50 million or more. The Company believes it has meritorious defenses to this lawsuit.

     Counsel for the EILENBERG plaintiffs filed a second action against the Company and several of its current or former officers on August 21, 2002, this time on behalf of three additional purported stockholders as plaintiffs, alleging, among other things, that the Company had violated the federal securities laws by distributing false and misleading materials in connection with the annual shareholder meeting scheduled for August 26, 2002, and that several officers and directors had breached duties to the Company and committed acts of waste and mismanagement by paying excessive salaries to themselves and others. The Company believes it has meritorious defenses to this lawsuit.

     On or about December 31, 2002, the same counsel purporting to represent certain shareholders wrote to Company counsel demanding, among other things, that the salaries and benefits of the Company's Chief Executive Officer and Chief Operating Officer be reduced or, in the alternative, they be terminated for alleged cause. These claims have been referred by the Company's board of directors to a Special Litigation Committee of the board which investigated the matter and whose report was delivered on July 9, 2003, which found that the demand should be rejected as inappropriate and potentially detrimental to the Company.

     The Company's former attorneys commenced an action in state court in New York in January 2003 seeking unpaid legal fees in the approximate amount of $300,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firm's failure to advise properly in the shareholder litigation brought by Sturm et al. The case is in the discovery stage.

     From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's business or cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW / CONSUMMATION OF AGREEMENT FOR SALE OF OPERATING BUSINESS

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

     On November 4, 2002, the Company and its wholly-owned subsidiary TTR Technologies, Ltd. ("TTR Ltd."), entered into an Asset Purchase Agreement (the "Purchase Agreement") with Macrovision Corporation ("Macrovision"), at the time, one of the Company's largest stockholders, and Macrovision Europe, Ltd., an affiliate of Macrovision Corporation (collectively, the "Purchaser"), pursuant to which the Company agreed to sell to the Purchaser all of the assets that were utilized in operating the Copy Protection Business. The Copy Protection Business includes the technologies underlying SAFEAUDIO, the copy protection product designed to thwart the unauthorized copying of audio content on CDs that was jointly developed by the Company and Macrovision pursuant to the Alliance Agreement entered into by the Company and Macrovision as of November 1999, as subsequently amended (the "Alliance Agreement"), as well as the tentatively named PALLADIUMCD product line formerly marketed by the Company.

     Under the terms of the Purchase Agreement, the Company was to receive at closing an aggregate cash consideration of $5.25 million, subject to certain downward adjustments not to exceed $400,000, as well as the endorsement and return to the Company, for eventual cancellation, of the stock certificate representing 1,880,937 shares of the Company's common stock, par value $0.001 (the "Common Stock") that Macrovision purchased from the Company in January 2000 in connection with its then concluded equity investment in the Company of $4 million (the "Macrovision Stock"). Under the terms of the Purchase Agreement, upon closing, the Alliance Agreement entered into by the Company and Macrovision, pursuant to which the Company was entitled to a 30% royalty of the net revenues collected by Macrovision or its affiliates from any product or component incorporating the technologies underlying SAFEAUDIO, would terminate and be of no continuing legal effect.

     One of the conditions to closing the sale of the Copy Protection Business pursuant to the Purchase Agreement was the procurement of the consent and waiver by the Office of the Chief Scientist of the Israeli Ministry of Trade and Commerce ("OCS") to the transfer to the Purchaser of certain technologies included in the assets designated under the Purchase Agreement (the "Consent"). The OCS did not furnish the required Consent on the basis of its contention, following examinations made by it, that certain of the technologies to be transferred to the Purchaser may have been developed with OCS funds advanced to TTR Ltd. in 1996-1997 (the "Subject Technologies").

     In order to facilitate the sale of the Copy Protection Business as contemplated by the Purchase Agreement, an application prepared by the Company and Macrovision was made to the OCS on March 9, 2003 requesting the consent of the OCS to the transfer by TTR Ltd. to Macrovision Israel, Ltd., an affiliate of Macrovision ("Macrovision Israel") of the Subject

Technologies (the "Revised Consent"). On May 25, 2003, the OCS granted the Revised Consent.

        On May 28, 2003, the sale to the Purchaser of the Copy Protection Business was consummated pursuant to the terms of an Amendment to Asset Purchase Agreement, dated the same date (the "Amendment"), among the Company, TTR Ltd., the Purchaser and Macrovision Israel. Pursuant to the terms of the Amendment, the cash consideration received by the Company for the sale of the Copy Protection Business was adjusted down from $5.25 million to $5.05 million in consideration of the fact that the Company was granted the Revised Consent in lieu of the Consent. In exchange for the reduction in the cash consideration received by the Company, the Purchaser and Macrovision Israel agreed and acknowledged that the Company has no further obligation to obtain any further consents or releases with respect to the Subject Technologies, or any other assets, transferred to the Purchasers and/or Macrovision Israel pursuant to the sale of the Copy Protection Business. The terms of the Amendment did not alter Macrovision's obligation to endorse and deliver to the Company the stock certificate representing the Macrovision Stock. Upon the consummation of the sale of the Copy Protection Business, Macrovision did endorse and deliver to the Company the certificate representing the Macrovision Stock, and the Macrovision Stock has been cancelled and returned to the Company.

        As a result of the consummation of the sale of the Copy Protection Business, the Company is no longer engaged in the business of designing and developing digital security technologies, and the Company's only significant asset is cash and cash equivalents. Management estimates that the Company and its subsidiary TTR Ltd. had at June 30, 2003, after taking into account the gain from the sale of the Copy Protection Business, a net operating loss carry forward (NOL) of approximately $21 million that may be available to offset future United States and Israeli taxable income, subject to certain specified limitations under applicable law.

SALE OF COMPANY INTEREST IN COMSIGN

        On May 23, 2003, the Company sold its entire 50% shareholder interest in ComSign Ltd. ("ComSign"). ComSign, an Israeli Company, currently serves as VeriSign, Inc.'s sole principal affiliate for Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. The Company invested $2 million for its ownership interest in ComSign in 2000. During 2002, the Company wrote-down the entire goodwill associated with its investment in ComSign due to management's belief that the Company's investment in ComSign was impaired. Consequently, on May 23, 2003, the Company sold its entire 50% shareholder interest in ComSign to Comda (1985) Ltd., also an Israeli company and ComSign's other 50% shareholder, for the sum of $40,000 in cash.

OTHER

         The Company's board of directors has not yet determined the Company's strategic direction following the consummation of the sale of the Copy Protection Business and is considering several possible general alternatives and along with the Company's management, continues to develop a strategic operating plan for the deployment of the Company's capital resources. Currently, the Company anticipates pursuing one of the following three directions: liquidation and dissolution, retention of the proceeds and acquisition, investment in, or development of new lines of business, or a partial distribution of cash and acquisition, investment in, or development of new lines of business. Among the alternatives currently being actively considered is entering into new lines of business through specific strategic acquisitions. While the Company has no current binding agreements with respect to any acquisition, it is actively exploring acquisition transactions.

         In recognition of their ongoing efforts and contributions to the Company, on July 7, 2003, the Company awarded cash bonuses of $108,000 to Daniel
C. Stein, the Company's Chief Executive Officer, and $68,000 to Samuel Brill, the Company's Chief Operating Officer. In awarding the bonuses to Mr. Stein and Mr. Brill, the Company's board of directors specifically referenced Mr. Stein's and Mr. Brill's efforts which have enabled the Company to (i) consummate the sale of the Copy Protection Business, (ii) manage and continue to defend the ongoing litigation more fully described in Item 1 of Part II of this report on Form 10-Q, (iii) eliminate non-essential operations and non-performing investments which has significantly decreased its costs and expenses and (iv) develop a strategic operating plan for the future deployment of its capital resources.

         The Company has not had any significant revenues since January 1, 2003. As of June 30, 2003, the Company had an accumulated deficit of ($35,940,037). The Company's expenses related primarily to expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses incurred while it was engaged in the Copy Protection Business, in addition to legal costs associated with the continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

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

     The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, the Company does not enter into any derivative financial instruments for speculative purposes.

REVENUE SOURCES

     Until the execution of the Purchase Agreement in November 2002, the Company expected, for the near-term, that its primary source of revenue, if any, would be royalties payable to it under the Alliance Agreement and, upon completion and commercialization of the PALLADIUMCD product line, license fees therefrom. However, as contemplated by the Purchase Agreement, upon the consummation of the sale of the Copy Protection Business, the Alliance Agreement was terminated and the Company is no longer entitled to the 30% royalty payable under the Alliance Agreement. Accordingly, at this time the Company has no significant revenue sources from its current operations.


RESULTS OF OPERATIONS

     SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002.

     There were no revenues for the six months and three months ended June 30, 2003 or for the same periods in 2002.

     The Company did not incur any research and development costs for the 2003 periods as compared to $510,150 and $249,691 for the 2002 periods. The decrease is attributable to the Company's decision in October 2002 to terminate all research and development activities at its Israeli based subsidiary's facilities. Research and development costs in 2002 related primarily to the enhancement of SAFEAUDIO features undertaken by both TTR and Macrovision, the development and expansion of copy protection technology to CD-Rs and digital rights management.

     The Company did not incur any sales and marketing expenses for the 2003 periods as compared to $161,319 and $69,685 for the 2002 periods. The decrease is due to the Company's decision to terminate all sales and marketing expenses in November 2002, following the execution of the Purchase Agreement.

     General and administrative expenses for the 2003 periods were $1,301,928 and $743,274 as compared to $1,110,488 and $628,835 for the 2002 periods. The increase is primarily attributable to executive compensation including accrued bonuses at June 30, 2003 of $176,000 and the legal and other fees associated with the Company's continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

     Stock-based compensation for the 2003 periods were $4,626 and $1,424 as compared to $32,207 and $810 for the 2002 periods. The decrease in stock-based compensation expense for the comparable six month periods are attributable to a reduction in remaining deferred compensation incurred in previous years. In addition, during the 2003 periods, the Company did not issue any stock options that would have required the Company to recognize additional deferred compensation.

     The Company reported a $5.7 million gain on the sale of the Copy Protection Business during the six months and three months ended June 30, 2003, consisting of $5.05 million in cash and $658,328 in value for return and cancellation of the Macrovision Stock. The details of the transactions surrounding the sale and consummation of the sale of the Copy Protection Business are more fully described in Item 2 of Part I of this report on Form 10-Q.

     Based on management's view that the value of the Company's investment in ComSign had been impaired, the Company wrote-off, during the year ended December 31, 2002, the amount representing the remaining goodwill and the balance of its investment in ComSign. The Company reported a $40,000 gain on the sale of its entire 50% equity interest in ComSign during the six month and three month periods ended June 30, 2003, which amount was reported as a gain since the Company had previously written-off its entire investment in ComSign. Also, since the Company was not committed or obligated prior to the sale of its equity interest in ComSign to fund any continuing losses incurred by ComSign, the Company did not record any net loss from ComSign for the six months and three months ended June 30, 2003 compared to a net loss of $176,935 and $71,188 for the same periods in 2002.

     Interest income for the 2003 periods were $2,299 and $803 as compared to $26,803 and $5,583 for the 2002 periods. The decrease is attributable to the lower available cash and cash equivalent balances during the 2003 periods.

     The Company reported net income for the 2003 periods of $4,430,392 and $4,990,778 or $.25 and $.28 per share on a basic and diluted basis, as compared to a net loss of $(2,837,937) and ($1,887,785) or $(.16) and ($.11) per share for the 2002 periods. The increase is attributable to the consummation of the sale of the Copy Protection Business during the 2003 periods.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Company had cash of approximately $4.7 million, representing an increase of approximately $4.0 million from December 31, 2002, due to the net proceeds received from the consummation of the sale of the Copy Protection Business.

        Cash used by operating activities during the six months ended June 30, 2003 was $1,050,152 compared to $2,008,615 for the same period in 2002. The decrease in cash used by operations is primarily attributable to the Company's decision to terminate all of its research and development and sales and marketing activities following the execution of the Purchase Agreement. Cash used during the 2003 period was primarily for executive compensation and the legal and related costs associated with the Company's continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

     Since the consummation of the sale of the Copy Protection Business, the Company has continued to develop a strategic operating plan to deploy its capital resources. This plan includes, among other options, identifying exiting operating businesses for potential investment, acquisition or merger, which, if attempted and/or consummated, would require a significant use of the Company's cash-on-hand. In connection with any such investment, acquisition or merger, the Company may find it desirable or advantageous to raise additional equity capital through the private offering of its securities. The strategic operating plan also contemplates a possible liquidation of the Company and distribution of cash to its shareholders. In addition, the Company will continue to vigorously defend its rights and use its cash primarily for legal and related costs associated with the continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

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

     As of the end of the period covered by this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved in the following legal proceedings:

     On August 14, 2002, nine purported stockholders of the Company filed a complaint against the Company, eight of its current or former officers and several third parties in the United States District Court for the Southern District of New York. The action, which is known as EILENBERG ET AL. V. KRONITZ ET AL. (02 Civ. 6502), alleges, among other things, that the Company issued a series of false and misleading statements, including press releases, that misled the plaintiffs into purchasing the Company's common stock. The complaint seeks relief under federal securities laws and common law, and demands compensatory damages of $7 million or more, and punitive damages of $50 million or more. The Company believes it has meritorious defenses to this lawsuit. The Company and most of its current or former officers have filed a motion based upon the federal securities laws to dismiss the complaint for failure to state a claim and to plead with particularity under Rule 9(b) of the Federal Rules of Civil Procedure. After hearing arguments on November 26, 2002, the Court granted defendants' motion to dismiss the complaint based on Rule 9(b). Plaintiffs filed an amended complaint, and the Court held a settlement conference on June 24, 2003. Following this settlement conference, the Court adjourned the time for the Company and all defendants to respond to the amended complaint without date in order to facilitate settlement negotiations. The litigation is thus in its preliminary stages and no substantive discovery has been conducted in the case.

     Counsel for the EILENBERG plaintiffs filed a second action against the Company and several of its current or former officers in the same court on August 21, 2002, this time on behalf of three additional purported stockholders as plaintiffs. This action, which is known as STURM ET AL. V. TOKAYER ET AL.(602 Civ. 6672), alleged, among other things, that the Company had violated the federal securities laws by distributing false and misleading materials in connection with the annual shareholder meeting scheduled for August 26, 2002, and that several officers and directors had breached duties to the Company and committed acts of waste and mismanagement by paying excessive salaries to themselves and others. Plaintiffs promptly moved for a temporary restraining order to enjoin the annual shareholder meeting from being conducted on August 26, 2002. The Court denied this motion. The Company believes it has meritorious defenses to this lawsuit. The Company and the other defendants thereafter moved to dismiss the complaint for failure to state a claim for relief. In response, the plaintiffs filed an amended complaint, which deleted the prior claims concerning violations of the federal securities laws, but continued to assert derivative claims for waste and mismanagement. The Court denied defendants' motion to dismiss the latter claims but directed that plaintiffs submit a more detailed verification to the amended complaint and correct an allegation concerning one of the defendants. Plaintiffs have served their Second Verified and Amended Complaint. Subsequent to the filing of this Second Amended and Verified Complaint, and following a June 24, 2003 conference with the Court, the Court adjourned the time for the Company and all defendants to respond to the amended complaint without date in order to facilitate settlement discussions. The litigation is thus in its preliminary stages and no substantive discovery has been conducted in the case.

     On or about December 31, 2002, the same counsel purporting to represent certain shareholders wrote to Company counsel demanding, among other things, that the salaries and benefits of the Company's Chief Executive Officer and Chief Operating Officer be reduced or, in the alternative, they be terminated for alleged cause. These claims have been referred by the Company's board of directors to a Special Litigation Committee of the board which investigated the matter and whose report was delivered on July 9, 2003, which found that the demand should be rejected as inappropriate and potentially detrimental to the Company.

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

     The Company's former attorneys commenced an action in the state court in New York in January 2003 seeking unpaid legal fees in the approximate amount of $300,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firm's failure to advise properly in the shareholder litigation brought by Sturm et al. The case is in the discovery stage. The Company has recorded the total amount billed by the former attorneys as of June 30 2003.

     As of June 30, 2003, it is not possible to estimate the liability, if any, in connection with the first two litigation cases described above. Accordingly, no accruals for these contingencies have been recorded.

     From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's business or cash flow.

ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

     There were no issuances for sale of any unregistered securities by the Company during the six months ended June 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     (i) We filed a current report Item 5 on Form 8-K dated May 28, 2003 attaching our press release dated May 28, 2003 reporting the consummation of the sale of the assets of our Music Copy Protection and Digital Rights Management Business to Macrovision Corporation and certain of its affiliates.

     (ii) We filed a current report Item 2 and 7 on Form 8-K dated June 10, 2003, attaching our financials for the period ended March 31, 2003, setting forth our unaudited pro forma financial information resulting from the consummation of the sale of the assets of our Music Copy Protection and Digital Rights Management Business to Macrovision and certain of its affiliates.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TTR TECHNOLOGIES, INC.



DATE: August 14, 2003                      BY /s/ DANIEL C. STEIN
                                           DANIEL C. STEIN,
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER




DATE: August 14, 2003                      BY /s/ SAM BRILL
                                           SAM BRILL,
                                           CHIEF OPERATING OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)