Form 10-Q
period 2003-09-30
TTR TECHNOLOGIES INC
filed 2003-11-13
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                    MARK ONE

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

                             TTR TECHNOLOGIES, INC.

             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                          11-3223672
(State or other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

                 4424 16th Avenue, Brooklyn, New York       11204
               (Address of principal executive offices)  (Zip Code)

                                  914-921-4004
              (Registrant's telephone number, including area code)

                   1091 BOSTON POST ROAD, RYE, NEW YORK 10580
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares outstanding of the registrant's Common Stock as November 14, 2003, is 16,440,630 shares.


---------------------------------------------------------------------------------------------------------
                                 TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                                       (A Development Stage Company)
                                                   INDEX

                                      PART I. FINANCIAL INFORMATION:

Forward Looking Statements                                                                             ii

ITEM 1. FINANCIAL STATEMENTS *

        Consolidated Balance Sheets
          September 30, 2003 and December 31, 2002                                                      1

        Consolidated Statements of Operations
          For the nine and three months ended September 30, 2003 and
          2002                                                                                          2

        Consolidated Statements of Comprehensive Income (Loss) For the nine and
          three months ended September 30, 2003 and 2002                                                3

        Consolidated Statements of Cash Flows
          For the nine and three months ended September 30, 2003 and
          2002                                                                                          4

        Notes to the Consolidated Financial Statements (Unaudited)                                      5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION           8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     12

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES                                                             12


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                              13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            15

ITEM 5. OTHER INFORMATION                                                                              15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                               16

SIGNATURES

*The Balance Sheet at December 31, 2002 has been taken from the audited financial statements at that date.
All other financial statements are unaudited.

--------------------------------------------------------------------------------
                           FORWARD LOOKING STATEMENTS

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

                                       ii
--------------------------------------------------------------------------------


                                               PART I
                                        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS

                                                                      September 30,   December 31,
                                                                          2003            2002
                                                                          ----            ----
                                                                       (Unaudited)
                                               ASSETS
Current assets
     Cash and cash equivalents                                         $  3,962,776    $   653,885
     Note receivable, officer                                                     -         33,333
     Prepaid expenses and other current assets                              182,068         64,999
                                                                      --------------  -------------

     Total current assets                                                 4,144,844        752,217

Property and equipment - net                                                  2,356         23,093

Note receivable, officer                                                          -         33,334
Other asset                                                                   6,488          6,300
                                                                      --------------  -------------

     Total assets                                                      $  4,153,688    $   814,944
                                                                      ==============  =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
     Accounts payable                                                  $    470,480    $   497,898
     Accrued expenses                                                       342,007         61,011
     Accrued severance                                                       79,360               -
                                                                      --------------  -------------

     Total current liabilities                                              891,847        558,909
                                                                      --------------  -------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding                       -               -
Common stock, $.001 par value;
   50,000,000 shares authorized; 16,440,630 and 18,261,567
   issued and outstanding, respectively                                      16,441         18,262
Additional paid-in capital                                               39,873,476     40,533,593
Other accumulated comprehensive income                                       82,271         84,270
Deficit accumulated during the development stage                        (36,710,347)   (40,370,429)
   Less: deferred compensation                                                    -         (9,661)
                                                                      --------------  -------------

     Total stockholders' equity                                           3,261,841        256,035
                                                                      --------------  -------------

     Total liabilities and stockholders' equity                        $  4,153,688    $   814,944
                                                                      ==============  =============

                           See Notes to Consolidated Financial Statements.


                                            TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     From
                                                                                   Inception
                                                           Nine Months              (July 14,            Three Months
                                                              Ended                 1994) to                 Ended
                                                          September 30,           September 30,          September 30,
                                                       2003            2002           2003            2003           2002
                                                       ----            ----           ----            ----           ----
                                                    (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Revenue                                             $          -    $         -    $    125,724    $         -    $          -
                                                   --------------  -------------  --------------  -------------  --------------

Expenses
     Research and development (1)                              -        741,484       5,704,131              -         231,334
     Sales and marketing (1)                                   -        238,324       4,457,457              -          77,005
     General and administrative (1)                    1,733,135      1,664,764      12,804,575        431,207         554,276
     Stock-based compensation                              6,050         33,017      11,405,710          1,424             810
     Bad debt expense                                          -        161,000         161,000              -          31,000
                                                   --------------  -------------  --------------  -------------  --------------
Total expenses                                         1,739,185      2,838,589      34,532,873        432,631         894,425
                                                   --------------  -------------  --------------  -------------  --------------

Operating loss                                        (1,739,185)    (2,838,589)    (34,407,149)      (432,631)       (894,425)
                                                   --------------  -------------  --------------  -------------  --------------

Other (income) expense
     Legal settlement                                    333,333              -         565,833        333,333               -
     Loss on investment                                        -              -          17,000              -               -
     Other income                                              -              -         (75,000)             -               -
     Net losses of affiliate                                   -        298,457       1,196,656              -         121,522
     Impairment loss on investment in affiliate                -        742,000         748,690              -               -
     Amortization of deferred financing costs                  -              -       4,516,775              -               -
     Gain on sale of copy protection business         (5,708,328)             -      (5,708,328)             -               -
     Gain on sale of investment in affiliate             (40,000)             -         (40,000)             -               -
     Loss on disposition of fixed assets                  28,963        159,255          28,963         15,348         159,255
     Interest income                                     (13,301)       (34,658)       (913,536)       (11,002)         (7,855)
     Interest expense                                         66          1,029       1,966,145              -            (612)
                                                   --------------  -------------  --------------  -------------  --------------

Total other (income) expenses                         (5,399,267)     1,166,083       2,303,198        337,679         272,310
                                                   --------------  -------------  --------------  -------------  --------------

Net income (loss)                                   $  3,660,082    $(4,004,672)   $(36,710,347)   $  (770,310)   $ (1,166,735)
                                                   ==============  =============  ==============  =============  ==============

Per share data:

     Basic and diluted                              $       0.21    $     (0.23)                   $     (0.05)   $      (0.07)
                                                   ==============  =============                  =============  ==============

Weighted average number
    of common shares used in
    basic and diluted income (loss) per share         17,437,511     17,728,785                     16,440,630      17,858,068
                                                   ==============  =============                  =============  ==============


(1) Excludes non-cash, stock-based compensation expense as follows:

     Research and development                       $          -    $         -    $    456,239    $         -    $          -
     Sales and marketing                                       -         30,587       5,336,558              -               -
     General and administrative                            6,050          2,430       5,612,913          1,424             810
                                                   --------------  -------------  --------------  -------------  --------------

                                                    $      6,050    $    33,017    $ 11,405,710    $     1,424    $        810
                                                   ==============  =============  ==============  =============  ==============


                                         See Notes to Consolidated Financial Statements.


                                             TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                                        From
                                                                                      Inception
                                                             Nine Months              (July 14,             Three Months
                                                                Ended                  1994) to                 Ended
                                                            September 30,            September 30,          September 30,
                                                         2003            2002            2003            2003           2002
                                                         ----            ----            ----            ----           ----
                                                      (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)

Net income (loss)                                     $  3,660,082    $(4,004,672)   $(36,710,347)   $  (770,310)   $ (1,166,735)

Other comprehensive income (loss)
     Foreign currency translation adjustments               (1,999)        (4,281)         82,271               -          6,829
                                                     --------------  -------------  --------------  -------------  --------------

            Comprehensive income (loss)               $  3,658,083    $(4,008,953)   $(36,628,076)   $  (770,310)   $ (1,159,906)
                                                     ==============  =============  ==============  =============  ==============


                                         See Notes to Consolidated Financial Statements.


                                      TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          From
                                                                               Nine Months              Inception
                                                                                  Ended              (July 14, 1994)
                                                                              September 30,           September 30,
                                                                           2003            2002           2003
                                                                           ----            ----           ----
                                                                        (Unaudited)    (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $  3,660,082    $(4,004,672)   $(36,710,347)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                                            4,092         56,240         953,116
     Forgiveness of note receivable, officer                                 66,667              -         100,000
     Loss from disposition of fixed assets                                   32,963        159,469         195,155
     Bad debt expense                                                             -        161,000         161,000
     Amortization of note discount and finance costs                              -              -       4,666,225
     Translation adjustment                                                       -              -          (1,528)
     Beneficial conversion feature of convertible debt                            -              -         572,505
     Stock, warrants and options issued for services and legal settlement     6,050         33,017      11,578,671
     Payment of common stock issued with guaranteed selling price                 -              -        (155,344)
     Net losses of affiliate                                                      -        298,457       1,196,656
     Impairment loss on investment in affiliate                                   -        742,000         748,690
     Gain on sale of copy protection business                            (5,708,328)             -      (5,708,328)
     Gain on sale of investment in affiliate                                (40,000)             -         (40,000)
     Increase (decrease) in cash attributable
      to changes in assets and liabilities
       Accounts receivable                                                        -            949             554
       Prepaid expenses and other current assets                           (117,043)         9,284        (211,766)
       Other assets                                                            (188)        (2,750)         (6,488)
       Accounts payable                                                     (27,419)          (293)        (76,713)
       Accrued expenses                                                     267,000       (234,661)      1,415,009
       Accrued severance pay                                                 79,360       (400,391)        (43,003)
       Interest payable                                                           -               -        251,019
                                                                      --------------  -------------  --------------

     Net cash used in operating activities                               (1,776,764)    (3,182,351)    (21,114,917)
                                                                      --------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of copy protection business                         5,050,000              -       5,050,000
   Proceeds from sale of investment in affiliate                             40,000              -          40,000
   Proceeds from sales of fixed assets                                            -              -          68,594
   Purchases of property and equipment                                      (16,067)      (111,620)     (1,002,602)
   Investment in ComSign, Ltd.                                                    -              -      (2,000,000)
   Increase in note receivable, officer                                           -       (100,000)       (100,000)
   Increase in note receivable                                                    -              -        (130,000)
   Increase in organization costs                                                 -              -          (7,680)
                                                                      --------------  -------------  --------------

     Net cash provided by (used in) investing activities                  5,073,933       (211,620)      1,918,312
                                                                      --------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                         -          1,982      21,177,354
   Stock offering costs                                                           -              -        (475,664)
   Deferred financing costs                                                       -              -        (682,312)
   Proceeds from short-term borrowings                                            -              -       1,356,155
   Proceeds from long-term debt                                                   -              -       2,751,825
   Proceeds from convertible debentures                                           -              -       2,000,000
   Repayment of short-term borrowings                                             -              -      (1,357,082)
   Repayments of long-term debt                                                   -              -      (1,615,825)
                                                                      --------------  -------------  --------------

     Net cash provided by financing activities                                    -          1,982      23,154,451
                                                                      --------------  -------------  --------------

Effect of exchange rate changes on cash                                      11,722           (513)          4,930
                                                                      --------------  -------------  --------------

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                         3,308,891     (3,392,502)      3,962,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            653,885      4,915,269               -
                                                                      --------------  -------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  3,962,776    $ 1,522,767    $  3,962,776
                                                                      ==============  =============  ==============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
     Cash paid during the period for interest                          $         66    $     1,029    $    476,976
                                                                      ==============  =============  ==============
     Noncash investing transaction:
        Common stock returned to the company from
          the sale of copy protection business                         $    658,328    $         -    $    658,328
                                                                      ==============  =============  ==============
        Exchange of fixed asset for rent                               $      4,000    $         -    $      4,000
                                                                      ==============  =============  ==============


                                         See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of TTR Technologies, Inc. and its Subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

NOTE 2 - CLOSING OF SALE TO MACROVISION CORPORATION

On May 28, 2003, the Company consummated the sale of its music copy protection and digital rights management assets to Macrovision Corporation for a cash sales price of $5,050,000 and return for cancellation 1,880,937 shares of the Company's common stock that Macrovision purchased in January 2000 for $4.0 million. The details of the transactions surrounding the closing and sale are further described in Item 2 Part I of this report on Form 10-Q. The Company recorded a gain on sale of $5.7 million in its statement of operations during the quarter ended June 30, 2003 consisting of $5,050,000 in cash and $658,328 representing the value of the common stock returned for cancellation to the Company based on the closing price of the stock on May 28, 2003. NOTE 3 -

INVESTMENT IN AND SALE OF COMSIGN, LTD.

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

NOTE 4 - TERMINATION AND SETTLEMENT AGREEMENT

Daniel C. Stein, TTR's former Chief Executive Officer ("Mr. Stein"), was paid a one-time gross payment of $78,000 under the terms of his Termination and Settlement Agreement with the Company. Additionally, in consideration of Mr. Stein's waiver of certain claims under his employment agreement, the outstanding balance of approximately $67,000 of the advance of $100,000 made to Mr. Stein upon the commencement of his employment in May 2002 was extinguished. The initial one-third of such advance (approximately $33,000) was, consistent with the terms of Mr. Stein's employment agreement, extinguished at year-end 2002. In addition, the 550,000 stock options held by Mr. Stein were extinguished and are no longer exercisable. In connection with his resignation, Mr. Stein also received certain limited benefits, including limited indemnification and general releases.

NOTE 5 - STOCK BASED COMPENSATION

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

                                                                  Nine Months Ended                     Three Months Ended
                                                                    September 30,                          September 30,
                                                               2003               2002                2003               2002
                                                         -----------------  -----------------   -----------------  -----------------
Net income (loss)
      As reported                                             $ 3,660,082        $(4,004,672)         $ (770,310)       $(1,166,735)

Add: Stock-based employee compensation
      expense included in reported
      net income (loss), net of related tax effects                 6,050             33,017               1,424                810

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                                (247,728)          (566,113)            (81,983)          (215,473)
                                                         -----------------  -----------------   -----------------  -----------------

      Pro forma                                               $ 3,418,404        $(4,537,768)         $ (850,869)       $(1,381,398)
                                                         =================  =================   =================  =================

Net income (loss) per share, basic and diluted
      As reported                                                  $ 0.21            $ (0.23)            $ (0.05)           $ (0.07)
                                                         =================  =================   =================  =================

Pro forma                                                          $ 0.20            $ (0.26)            $ (0.05)           $ (0.08)
                                                         =================  =================   =================  =================

Common stock equivalents have been excluded from the weighted-average shares for the three and nine months ended September 30, 2003 and 2002, as inclusion is anti-dilutive. Potentially dilutive options of 2,210,175 and 4,131,625 are outstanding at September 30, 2003 and 2002, respectively.

NOTE 6 - LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings:

On or about June 20, 2003, the Company initiated litigation in the Supreme Court of the State of New York, County of Westchester, against Ripp Entertainment Group, Inc. ("Ripp"), seeking the sum of $130,000 on a defaulted promissory note. Ripp removed the case to Federal Court and filed an answer with two counterclaims against the Company, seeking (a) compensatory damages in excess of $1,000,000 and punitive damages in the amount of $3,000,000 for allegedly fraudulently inducing Ripp to enter into a certain Consulting Agreement with the Company, and (b) damages in excess of $210,000 for the Company's alleged failure to pay Ripp for services rendered under the Consulting Agreement. A settlement in principle has been reached pursuant to which both the Company's claims and Ripp's counterclaims will be dismissed with prejudice. In addition, Ripp will surrender 150,000 stock options which it had obtained in conjunction with the Consulting Agreements dated June 27, 2001 and September 25, 2000.

On August 14, 2002, nine purported stockholders of the Company filed a complaint against the Company (the "Eilenberg Action"), eight of its current or former officers and several third parties alleging, among other things, that the Company issued a series of false and misleading statements, including press releases, that misled the plaintiffs into purchasing the Company's common stock. The complaint seeks relief under federal securities laws and common law, and demands compensatory damages of $7 million or more, and punitive damages of $50 million or more. The Company believes it has meritorious defenses to this lawsuit.

Counsel for the plaintiffs in the Eilenberg Action filed a second action (the "Sturm Action") against the Company and several of its current or former officers on August 21, 2002, this time on behalf of three additional purported stockholders as plaintiffs, alleging, among other things, that the Company had violated the federal securities laws by distributing false and misleading materials in connection with the annual shareholder meeting scheduled for August 26, 2002, and that several officers and directors had breached duties to the Company and committed acts of waste and mismanagement by paying excessive salaries to themselves and others. The Company believes it has meritorious defenses to this lawsuit.

On or about December 31, 2002, the same counsel purporting to represent certain shareholders wrote to Company counsel demanding, among other things, that the salaries and benefits of the Company's Chief Executive Officer and Chief Operating Officer be reduced or, in the alternative, they be terminated for alleged cause. These claims were referred by the Company's board of directors to a Special Litigation Committee of the board which investigated the matter and whose report was delivered on July 9, 2003, which found that the demand should be rejected as inappropriate and potentially detrimental to the Company.

The Company has notified the insurer that issued a directors and officers' liability policy to the Company covering the period in which the filing of the Eilenberg and Sturm actions occurred. The Company is seeking, among other things, to recover its costs of defense to the extent provided in the policy and has entered into an Interim Funding Agreement with the insurer pursuant to which its costs are to be reimbursed under a full reservation of rights by the insurer. The Company has reached an agreement in principle consensually to resolve the Eilenberg Action and the Sturm Action which would require the Company to pay the plaintiffs an aggregate amount of approximately $333,000, would require the insurer to make a payment to the plaintiffs, and would require the exchange of mutual releases by the parties. Accordingly, as of September 30, 2003, an accrual for these contingencies has been recorded. Definitive documentation with respect to this settlement in principle has not been executed and there can be no assurances that it actually will be consummated.

The Company's former attorneys commenced an action in state court in New York in January 2003 seeking unpaid legal fees in the approximate amount of $324,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firm's failure to advise properly in the Sturm Action. While conducting discovery, the parties engaged in settlement negotiations. On October 29, 2003, the parties executed a Settlement Agreement agreeing to resolve all outstanding claims with regard to the dispute. Under the terms of the Settlement Agreement, the Company's former attorneys agreed to dismiss all outstanding claims in the action with prejudice and the Company agreed to pay the Company's former attorneys $133,898.54 with respect to its invoices in the Sturm Action, $73,748.32 with respect to its invoices in the Eilenberg Action, and $42,353.14 with respect to general Company matters. The parties also exchanged mutual general releases.

From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's business or cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

From its inception in 1994 through the period immediately preceding the date on which the Purchase Agreement discussed below was entered into, the Company was primarily engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the internet (the "Copy Protection Business").

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

As a result of the consummation of the sale of the Copy Protection Business on May 28, 2003, the Company is no longer engaged in the business of designing and developing digital security technologies, and the Company's only significant asset is cash and cash equivalents. Management estimates that the Company and its subsidiary TTR Ltd. had at September 30, 2003, after taking into account the gain from the sale of the Copy Protection Business, a net operating loss carry forward (NOL) of approximately $17 million in the United States and approximately $5 million in Israel that may be available to offset future United States and Israeli taxable income, subject to certain specified limitations under applicable law.

TTR and Daniel C. Stein, the Company's former Chief Executive Officer, President and a director ("Mr. Stein"), have entered into an agreement (the "Separation Agreement") whereby Mr. Stein has resigned from all positions held with Company.

Under the terms of the Separation Agreement, Mr. Stein was paid a one-time gross payment of $78,000. Additionally, in consideration of Mr. Stein's waiver of certain claims under his employment agreement, the outstanding balance of approximately $67,000 of the advance of $100,000 made to Mr. Stein upon the commencement of his employment in May 2002 was extinguished. The initial one-third of such advance (approximately $33,000) was, consistent with the terms of Mr. Stein's employment agreement, extinguished at year-end 2002. In addition, the 550,000 stock options held by Mr. Stein were extinguished and are no longer exercisable. In connection with his resignation, Mr. Stein also received certain limited benefits, including limited indemnification and general releases.

Judah Marvin Feigenbaum, a director, has been appointed as interim acting Chief Executive Officer of the Company, pending the decision of the Company's board of directors as to the Company's future strategic direction or the appointment of a full-time Chief Executive Officer. Concurrent with his new appointment, Mr. Feigenbaum will continue to carry on his present duties in the management of other businesses.

The Company's board of directors has not yet determined the Company's strategic direction following the consummation of the sale of the Copy Protection Business and is considering several possible general alternatives, and along with the Company's management, continues to develop a strategic operating plan for the deployment of the Company's capital resources.

The Company has not had any significant revenues since January 1, 2003. As of September 30, 2003, the Company had an accumulated deficit of $36,377,014. The Company's expenses are more fully described in Item 1 of Part II of this report on Form 10-Q.

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

REVENUE SOURCES

At this time the Company has no revenue sources.

RESULTS OF OPERATIONS

              NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003
                                   COMPARED TO
              NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002

There were no revenues for the nine months and three months ended September 30, 2003 or for the same periods in 2002.

The Company did not incur any research and development costs for the 2003 periods as compared to $741,484 and $231,334 for the 2002 periods. The decrease is attributable to the Company's decision in October 2002, in contemplation of the asset sale to Macrovision, to terminate all research and development activities at its Israeli based subsidiary's facilities. Research and development costs in 2002 related primarily to the enhancement of SAFEAUDIO features undertaken by both TTR and Macrovision, the development and expansion of copy protection technology to CD-Rs and digital rights management.

The Company did not incur any sales and marketing expenses for the 2003 periods as compared to $238,324 and $77,005 for the 2002 periods. The decrease is due to the Company's decision to terminate all sales and marketing expenses in November 2002, following the execution of the Purchase Agreement with Macrovision.

General and administrative expenses for the 2003 periods were $1,733,135 and $431,207 as compared to $1,664,764 and $554,276 for the 2002 periods. The increase is primarily attributable to executive compensation and the legal and other fees associated with the Company's continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

Stock-based compensation for the 2003 periods were $6,050 and $1,424 as compared to $33,017 and $810 for the 2002 periods. The decrease in stock-based compensation expense for the comparable nine month periods are attributable to a reduction in remaining deferred compensation incurred in previous years. In addition, during the 2003 periods, the Company did not issue any stock options that would have required the Company to recognize additional deferred compensation.

The Company reported a $5.7 million gain on the sale of the Copy Protection Business during the nine months ended September 30, 2003, consisting of $5.05 million in cash and $658,328 in value for return and cancellation of the Macrovision Stock. The details of the transactions surrounding the sale and consummation of the sale of the Copy Protection Business are more fully described in Item 2 of Part I of this report on Form 10-Q.

Interest income for the 2003 periods was $13,301 and $11,002 as compared to $34,658 and $7,855 for the 2002 periods. The decrease for the nine month period is attributable to the lower available cash and cash equivalent balances and lower interest rates during the 2003 periods. The increase for the three month period is attributable to the higher available cash and cash equivalent balances.

The Company reported net income (loss) for the 2003 periods of $3,660,082 and

($770,310) or $.21 and $(.05) per share on a basic and diluted basis, as compared to a net loss of $(4,004,672) and ($1,166,735) or $(.23) and ($.07) per
share for the 2002 periods. The increase is attributable to the consummation of the sale of the Copy Protection Business during the 2003 periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had cash of approximately $4 million, representing an increase of approximately $3.3 million from December 31, 2002, due to the net proceeds received from the consummation of the sale of the Copy Protection Business.

Cash used by operating activities during the nine months ended September 30, 2003 was $1,776,764 compared to $3,182,351 for the same period in 2002. The decrease in cash used by operations is primarily attributable to the Company's decision to terminate all of its research and development and sales and marketing activities following the execution of the Purchase Agreement. Cash used during the 2003 period was primarily for executive compensation and the legal and related costs associated with the Company's continuing litigation more fully described in Item 1 of Part II of this report on Form 10-Q.

The Company's board of directors has not yet determined the Company's strategic direction following the consummation of the sale of the Copy Protection Business and is considering several possible general alternatives, and along with the Company's management, continues to develop a strategic operating plan for the deployment of the Company's capital resources.

The Company has no long-term debt.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its acting Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In response to the resignation of the Directors serving on the Company's Audit Committee, on September 12, 2003, the Company's Board of Directors appointed new members to the Audit Committee. After the departure of the Company's former Chief Executive Officer, the new Audit Committee and the Company's new Chief Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a- 15(e)) in effect as of the end of the period covered by this report. Based on that evaluation, the new Audit Committee and the Company's new Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures in effect as of the end of the period covered by this report were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings. Subsequent to the completion of that evaluation, the Audit Committee and the Company's new Chief Executive Officer have made changes to the Company's disclosure controls and procedures, which should further improve the effectiveness of the Company's internal controls.

There were no significant changes in internal controls over financial reporting that occurred during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings:

On or about June 20, 2003, the Company initiated litigation in the Supreme Court of the State of New York, County of Westchester, against Ripp Entertainment Group, Inc. ("Ripp"), seeking the sum of $130,000 on a defaulted promissory note. Ripp removed the case to Federal Court and filed an answer with two counterclaims against the Company, seeking (a) compensatory damages in excess of $1,000,000 and punitive damages in the amount of $3,000,000 for allegedly fraudulently inducing Ripp to enter into a certain Consulting Agreement with the Company, and (b) damages in excess of $210,000 for the Company's alleged failure to pay Ripp for services rendered under the Consulting Agreement. A settlement in principle has been reached pursuant to which both the Company's claims and Ripp's counterclaims will be dismissed with prejudice. In addition, Ripp will surrender 150,000 stock options which it had obtained in conjunction with the Consulting Agreements dated June 27, 2001 and September 25, 2000.

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

On or about December 31, 2002, the same counsel purporting to represent certain shareholders wrote to Company counsel demanding, among other things, that the salaries and benefits of the Company's then Chief Executive Officer and Chief Operating Officer be reduced or, in the alternative, they be terminated for alleged cause. These claims were referred by the Company's board of directors to a Special Litigation Committee of the board which investigated the matter and whose report was delivered on July 9, 2003, which found that the demand should be rejected as inappropriate and potentially detrimental to the Company.

The Company has notified the insurer that issued a directors and officers' liability policy to the Company covering the period in which the filing of the Eilenberg and Sturm actions occurred. The Company is seeking, among other things, to recover its costs of defense to the extent provided in the policy and has entered into an Interim Funding Agreement with the insurer pursuant to which its costs are to be reimbursed under a full reservation of rights by the insurer. The Company has reached an agreement in principle consensually to resolve the Eilenberg Action and the Sturm Action which would require the Company to pay the plaintiffs an aggregate amount of approximately $333,000, would require the insurer to make a payment to the plaintiffs, and would require the exchange of mutual releases by the parties. Accordingly, as of September 30, 2003, an accrual for these contingencies has been recorded. Definitive documentation with respect to this settlement in principle has not been executed and there can be no assurances that it actually will be consummated.

The Company's former attorneys commenced an action in state court in New York in January 2003 seeking unpaid legal fees in the approximate amount of $324,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firm's failure to advise properly in the Sturm Action. While conducting discovery, the parties engaged in settlement negotiations. On October 29, 2003, the parties executed a Settlement Agreement agreeing to resolve all outstanding claims with regard to the dispute. Under the terms of the Settlement Agreement, the Company's former attorneys agreed to dismiss all outstanding claims in the action with prejudice and the Company agreed to pay the Company's former attorneys $133,898.54 with respect to its invoices in the Sturm Action, $73,748.32 with respect to its invoices in the Eilenberg Action, and $42,353.14 with respect to general Company matters. The parties also exchanged mutual general releases.

From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's business or cash flow.

ITEM 2. CHANGE IN SECURITIES & USE OF PROCEEDS

SALE OF UNREGISTERED SECURITIES

There were no issuances for sale of any unregistered securities by the Company during the nine months ended September 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(i) The Company filed a current report Item 4 on Form 8-K dated July 17, 2003 reporting that Deloitte & Touche resigned as independent certified public accountant and independent auditor and that the Company engaged Marcum & Kliegman, LLP as its independent auditor and independent certified public accountant.

(ii) The Company filed a current report Item 4 and 7 on Form 8-K dated July 23, 2003, attaching the resignation letter dated July 22, 2003 from Brightman Almagor & Co., a member of Deloitte Touche, and reporting once again that Deloitte & Touche resigned as independent certified public accountant and independent auditor and that the Company engaged Marcum & Kliegman, LLP as its independent auditor and independent certified public accountant.

(iii) The Company filed a current report Item 5 on Form 8-K dated July 28, 2003, attaching a press release dated July 24, 2003, reporting the appointment of Juan Mendes to the Board of Directors.

(iv) The Company filed a current report Item 5 on Form 8-K dated August 19, 2003, attaching a press release dated August 19, 2003, reporting the appointment of Judah Marvin Feigenbaum to the Board of Directors and the resignations of Richard Gottehrer and Joel Schoenfeld from the Board of Directors.

(v) The Company filed a current report Item 5 on Form 8-K dated September 3, 2003, attaching a press release dated September 3, 2003, reporting the appointment of Richard Rosenblum to the Board of Directors and the resignation of Neil Subin from the Board of Directors.

(vi) The Company filed a current report Item 5 on Form 8-K dated October 10, 2003 attaching a press release dated October 10, 2003, reporting the resignation of Daniel C. Stein as the Company's President, Chief Executive Officer and a member of the Board of Directors as well as the appointed of Judah Marvin Feigenbaum as the Company's interim and acting Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TTR TECHNOLOGIES, INC.

DATE: November 14, 2003                    BY /s/ Judah Marvin Feigenbaum
                                           Judah Marvin Feigenbaum,
                                          (CHIEF EXECUTIVE OFFICER &
                                           PRINCIPAL FINANCIAL OFFICER)