Form 10-K
period 2003-12-31
TTR TECHNOLOGIES INC
filed 2004-03-29
CIK 933955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[Mark One]

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

                                4424 16TH AVENUE
                            BROOKLYN, NEW YORK 11204
                    (Address of Principal Executive Offices)


                                  718-851-2881
              (Registrant's Telephone Number, including Area Code)

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                 Common Stock, par value $0.001(Title of Class)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_ | Yes |X| No

     As of March 29, 2004, the registrant had outstanding 16,440,330 shares of Common Stock, $0.001 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for in Items 10, 11, 12, 13 and 14 in Part III will be contained in the registrant's definitive proxy statement which the registrant intends to file within 120 days after the end of the registrant's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

                           FORWARD LOOKING STATEMENTS

     CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10K ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY, COMPANY'S DIFFICULTY IN RAISING CAPITAL, PROSPECTIVE TAX TREATMENT UNDER U.S. AND OTHER LAW RELATING TO THE SALE OF THE COPY PROTECTION BUSINESS, COMPANY'S NET OPERATING LOSS CARRYFORWARDS, POTENTIAL INDEMNIFICATION PAYMENTS UNDER THE PURCHASE AGREEMENT WITH MACROVISION CORPORATION, COMPANY'S FUTURE PLANS, SUFFICIENCY OF CASH RESERVES, INEXPERIENCE IN OPERATING A NEW LINE OF BUSINESS, INSUFFICIENCY OF CAPITAL TO OPERATE A NEW LINE OF BUSINESS, THE AVAILABILITY OF AND THE TERMS OF FINANCING, DILUTION OF THE COMPANY'S STOCKHOLDERS, THE COMPANY'S PAST FINANCIAL HISTORY, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL; AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.


                                       (i)

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW / RECENT SALE TRANSACTION

     Since its inception in 1994 through the period immediately preceding the date on which the Purchase Agreement discussed below was entered into, TTR Technologies, Inc. (hereinafter, the "Company" or "TTR") was primarily engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the internet (the "Copy Protection Business").

     On November 4, 2002, the Company and its wholly-owned subsidiary TTR Technologies, Ltd. ("TTR Ltd."), entered into an Asset Purchase Agreement dated as of November 4, 2002, (the "Purchase Agreement") with Macrovision Corporation ("Macrovision"), then one of the Company's largest stockholders and Macrovision Europe, Ltd., an affiliate of Macrovision (collectively, the "Purchaser"), pursuant to which the Company agreed to sell to the Purchaser all of the assets that were utilized in operating the Copy Protection Business. On May 28, 2003, the Company consummated the sale of the Copy Protection Business to the Purchaser for a cash sales price of $5,050,000 and return for cancellation 1,880,937 shares of the Company's common stock, par value $0.001 (the "Common Stock") that Macrovision purchased in January 2000 for $4.0 million. The Company recorded a gain on sale of $5.7 million in its statement of operations for the year ended December 31, 2003 consisting of $5,050,000 in cash and $658,328 representing the value of the common stock returned for cancellation to the Company based on the closing price of the stock on May 28, 2003. Under the Purchase Agreement, certain indemnification obligations relating to the Company's title to the assets sold, compliance with laws and certain matters relating to taxes continue through November 2004.

     As a result of the sale of the Copy Protection Business, the Company ceased all activities in the only business that it had ever actively engaged in. Following the sale of the copy protection business, the Company's only significant asset became cash and cash equivalents and a net operating loss carry forward (NOL) that may be available to offset future taxable income.

                             COMPANY'S NEW BUSINESS

OVERVIEW

     Following the sale of the Company's Copy Protection Business, the Company's then existing management considered several possible alternatives regarding the Company's strategic direction, including, the acquisition, development or investment in new lines of business. The Company announced on January 14, 2004 that it and Lucent Technologies, Inc. ("Lucent") entered into the Development and Licensing Agreement, effective as of January 6, 2004, as subsequently amended as of January 16, 2004 (the "Development and Licensing Agreement"), pursuant to which Lucent has agreed to develop for and license to the Company next-generation management and routing technologies and equipment designed to provide Fiber-to-the-Premises (FTTP) capabilities for voice, video, data, and voice-over-Internet protocol (VoIP) services. The Development and Licensing Agreement contemplates that Lucent deliver to the Company design models of specified equipment designed to enable the provision of very rapid broadband access to a range of communication services directly to the consumer's facility (collectively, the "Equipment"). The Equipment includes optical fiber based advanced communication technologies designed and developed at Lucent's Bell Labs division in New Jersey. The Board unanimously voted on January 6, 2004 to approve the Transaction and enter into the Development and Licensing Agreement, subject to the approval of the Company's stockholders.

     On February 10, 2004, the Company filed with the Securities and Exchange Commission ("SEC") a definitive proxy statement (the "Proxy Statement") soliciting stockholder approval to enter into the transactions contemplated by the Development and Licensing Agreement (collectively, the "Transaction"). A special meeting of the stockholders was scheduled for and held on March 4, 2004, at which the Company's stockholders approved the Transaction. Reference is made to the Proxy Statement for a description of the reasons underlying the Board's decision to enter into the Transaction and other background information relating to the Transaction.

     Following stockholder approval of the Transaction, the Company has commenced operations to provide and market products in the field of advanced telecommunication equipment. In connection with its new business direction, the Company has retained a new Chief Executive Officer with significant experience in this and related fields. See "MANAGEMENT RESTRUCTURE."

INDUSTRY OVERVIEW (TELECOMMUNICATIONS)

     During the past several years, the amount of voice and data transmitted over communication networks has increased significantly. This growth is primarily attributed to the rapid growth and popularity of data intensive applications, such as Internet access, web hosting, real-time data backup, e-mail, video conferencing, multimedia file transfers and the movement of large blocks of stored data across networks. To meet this demand, communication service providers upgraded their communication networks to expand capacity, which greatly reduced transmission costs per bit. This cost reduction has, in turn, further increased the demand for and usage of communication networks, which has enabled the growth in voice and data traffic across networks.

     This increased bandwidth created with broadband access has enabled users previously connecting at 28.8 Kbps, or up to 56 Kbps over their analog phone lines, to access the Internet at speeds of up to 1.5 Mbps, enabling voice, data, music, Internet based multiplayer gaming and video transfers over the Internet. Even in the current economic climate, the number of users and the use of digital voice, video, music and graphics has continued to increase due to affordable higher speed processors, the cost effectiveness of Fast Ethernet (100 Mbps) networking, the emergence of affordable Gigabit Ethernet products and the standardization of the Internet as a form of communication for businesses and consumers.

EVOLUTION OF NETWORK INFRASTRUCTURE

     Communication networks were originally designed to handle voice traffic. The infrastructure of existing prior generation, or legacy, networks consists of copper cabling along which voice communications are transmitted in the form of electronic signals. While copper cabling is generally a reliable transmission medium, its ability to transmit large volumes of data at high speed is limited, and it is prone to electromagnetic interference, or EMI, from nearby electronic equipment and other sources. EMI interferes with the transmission of a signal and degrades signal quality.

     To overcome the limitations of the legacy copper cable infrastructure and meet increasing demand for high capacity and high-speed voice and data transmission, communication service providers are adopting optical fiber optic technology in their networks. Fiber optic technology involves the transmission of data over fiber optic cable via digital pulses of light, which allows for greater bandwidth over longer distances than copper cable and higher quality transmissions that are not subject to EMI.

     Communication by means of light waves guided through glass fibers offers a number of advantages over conventional means of transmitting information through metallic conductors. Glass fibers carry significantly more information (bandwidth) than metallic conductors but, unlike metallic conductors, are not subject to electromagnetic or radio frequency interference.

Signals of equal strength can be transmitted over much longer distances through optical fibers than through metallic conductors and require the use of fewer repeaters (devices which strengthen a signal). Furthermore, fiber-optic cables, which typically consist of numerous optical fibers encased in one or more plastic sheaths, are substantially smaller and lighter than metallic conductor cables of the same capacity, so they can be less expensive and more easily installed, particularly in limited conduit or duct spaces.

ULTRA-BROADBAND ACCESS AND THE 'LAST MILE'

     Given its superior bandwidth capability, ease of maintenance, improved data integrity and network reliability, fiber optic cable has become the communication medium of choice for wide-area networks and most metro service areas and is increasingly used for broadband network access applications. Today, high-speed connections operate at data transmission rates from 155 Mbps to 2.5 gigabits per second (Gbps) in metro service areas and up to 10 Gbps in long haul networks.

     Regardless of the selected communications medium or data transmission rate, the movement of all voice and data traffic throughout the telecommunications network requires the use of software intensive communications protocols that govern how information is passed between network infrastructure equipment. Voice and data traffic is transported and switched using two principal types of switching techniques, circuit switching and packet switching, each employing different communications protocols. Ethernet refers to such a protocol for preparing and sending information from a computer to be sent into the outside world.

     Circuit switching, the most common technique for transporting and switching ordinary telephone calls throughout the telecommunications network today, does not use bandwidth efficiently and is not easily scalable to handle significant increases in network data traffic. In response to increased voice and data traffic, service providers accelerated their deployment of network infrastructure equipment that employs packet switching techniques to use more efficiently the available bandwidth to accommodate voice and data traffic. Packet switching transports and switches voice and data traffic that has been segmented into individual frames, cells or packets across the network and reassembles the individual frames, cells or packets at their final destination. Service providers use multiple packet switching protocols, including frame relay (for frame transfer), asynchronous transfer mode (ATM) (for cell transfer), Internet protocol (IP) (for packet transfer), and multiprotocol label switching
(MPLS) (for frame, cell and/or packet transfer), in different communications applications. The telecommunications network, including the Internet, has evolved into a complex, hybrid series of digital and optical networks that connect individuals and businesses globally.

     While the creation, storage, transmission and switching networks and technology have advanced significantly over the last decade, the bottle-neck that remains between multipoint users (home or office) and broadcast/server based distributors (ISPs or MSOs) is this Last Mile. The Equipment provides a solution to the widely discussed "last mile" problem, to wit a cost effective solution to bridging the gulf between users at home or work and the available information networks.

DESCRIPTION OF THE EQUIPMENT

     The Development and Licensing Agreement contemplates that Lucent deliver to the Company through September 1, 2004, design models of the following management and routing equipment:

          (i) customer premise equipment designed to be located at the user's home or office to enable ultra-broadband access. This component will be referred to throughout as the "Residential Gateway 5200" or "RG 5200".

          (ii) distributed access switch designed to be located (at several points) on telephone poles or in the field, for purposes of routing data to the end user. This component will be referred to throughout as the "Polecat".

          (iii) Gigabit Ethernet MPLS switch designed to be located at the Central Office/Head End of the service provider. This component will be referred to throughout as the "Jaguar"

     Together, these three components are designed to provide the communication protocols, software and hardware to implement a service provider's "triple play" (voice, video and data) service package using Gigabit Ethernet access technology, as shown in Figure 1 below.




                                    [PICTURE]




     FIGURE 1 represents the 'last mile' solution that the Equipment is intended to address. The Jaguar is the Gigabit Ethernet MPLS in the Central Office/Head End of the service provider. It allows the data to be properly taken off, and put on the communications networks in an aggregated form. Up stream it sends the packets of data, with the correct format and quality of service, to the desired destination of "The Global Network." Downstream it sends the data to a network of Polecats (located on telephone poles or in the field), which are a distributed switch that gets the data to the right user location, in the right format, with the right quality of service. The Polecat also acts as an aggregation point to get the individual data streams back up to the Central Office Switch on a single pipe with the appropriate communications header information to allow two way communication between "The Global Network" and the end user in a cost efficient and technologically manageable way. Finally, the downstream and upstream data is processed by the Residential Gateway 5200 (located at home or office) which enables the interoperability of the data coming off "The Global Network" in the form of voice, data, or video over Ethernet to be received by the communications devices in the home, such as PCs, phones, and TVs.

     The Company contemplates that it will receive four (4) fully operational design models and manufacturing files of the RG5200 by March 31, 2004, two (2) fully operational design models and manufacturing files of the Polecat by June 30, 2004 and one (1) fully operational design model and manufacturing file of the Jaguar by August 31, 2004. No assurance can however be provided that models of the Equipment will be delivered in accordance with the agreed upon schedule or will be delivered at all. See "Risk Factors."

     The design models will be developed to specified technical design specifications and will meet specified technical testing and performance standards. The Development and Licensing Agreement contemplates that the Company will be able to commence the manufacture, production and sale of installable units from the design models.

     The design of each of the RG-5200 and the Polecat is substantially complete. These design models are currently undergoing extensive system level testing (to determine interoperability at the system level), regulatory compliance testing and manufacturing process related testing. The Jaguar is in the design stage and is currently undergoing performance modeling testing. Thereafter, the Jaguar design model will also undergo extensive system level testing, regulatory compliance testing and manufacturing process related testing.

     It is contemplated that each of the RG-5200, the Polecat and the Jaguar will be comprised of off-the-shelf pre-existing hardware components (e.g. chips, components and connectors) and pre-existing software modules used by Lucent in its other product offerings. In addition, it may be necessary to develop software modules or modify existing ones.

     The equipment design models being developed by Lucent under the development and licensing agreement represent prototypes being developed for first-time commercial use by the Company. As part of proof of concept trials, Lucent previously designed prototype units of the RG-5200 for internal testing. Prior to the work on the Development Project, no prototypes of either of the Polecat and the Jaguar were ever developed.

     To the Company's best knowledge, based on discussions with Lucent personnel, there has been no commercial deployment by Lucent of any of the equipment or other products substantially similar to the Equipment.

LICENSE TO DEVELOP AND MARKET THE EQUIPMENT

     Under the Development and Licensing Agreement, subject to the payment by the Company to Lucent of the Payments (as defined below), the Company has a non-exclusive, worldwide and perpetual license to the Lucent patents incorporated in the Equipment and the deliverables from the Development Project to manufacture and market the Equipment and derivative products (hereinafter, the "Licensed Products"). Subject to certain standard restrictions, the Company is entitled to sublicense to third-parties rights to manufacture and sell the Licensed Products. Lucent is not restricted from using pre-existing Lucent technologies or information that is incorporated in the Equipment. Lucent has agreed, through January 2014, not to use any new Joint Inventions (defined below) for the purpose of developing or selling any products that may directly compete with the Equipment. See also "RISK FACTORS."

     All technologies and information, including the object or source code, that are developed as direct result of the development efforts taken under the Development Project are jointly owned by Lucent and the Company (a "Joint Invention"). Lucent, however, is the sole owner of all pre-existing Lucent technologies incorporated in the Equipment.

PAYMENTS IN RESPECT OF THE EQUIPMENT

     In consideration for the development of the Equipment and Lucent's other obligations under the Development and Licensing Agreement, including its agreement to provide continuing technical and marketing assistance following the development of the Equipment (discussed below), the Company has remitted to Lucent as of March 4, 2004, $1.2 million. From March through June 2004, the Company is obligated to pay to Lucent $50,000 a month. In respect of each of July and August 2004, the Company is required to pay to Lucent $250,000 per month. The above payments aggregate $1.9 million.

     The last two final Payments of $500,000 and $600,000 are due, respectively, by December 2004 and March 2005; PROVIDED, that, if Lucent fails to deliver to the Company by September 1, 2004 design models of all of the Equipment, then the Company is entitled to delay each of these two last Payment by one year. Notwithstanding the foregoing, if the

Company signs a revenue-generating contract valued at $10 million or more, then it will remit these Payments. Should Lucent not deliver all Equipment design models by November 15, 2004, then the Company shall have the right (but not the obligation) to withhold the last two payments and only if the Company exercises such right, then Lucent will not be required to continue with its development obligations under the agreement. Lucent's other obligations under the Development and Licensing Agreement, as well as the licenses granted to the Company thereunder, continue in full force and effect.

     Under the Development and Licensing Agreement, Lucent is entitled to royalties of 3.2% of revenues, if any, received by the Company from the sale or license of the Equipment. Where Lucent has expended substantial sales efforts (the extent and amount of such sales efforts being subject to mutual agreement), then it is entitled to 7% of revenues received from such customer.

     The Company and Lucent agreed to share equally the payment of third party licensing fees, estimated at $220,000 and also to share equally the payments aggregating approximately $700,000 in respect of specified regulatory specification and to satisfy certain customer driven requirements.

     The Company will need to raise at least an additional $3 million in the next 12 months in order to satisfy its contractual obligations under the Development and Licensing Agreement and in order to realize its business plans. While management is actively investigating several options to raise capital, no assurance can be given that the Company will be able to raise any funds on commercially reasonable basis. If the Company is unable to secure such financing on commercially reasonable terms, it may not be able to continue its operations. Management anticipates that any successful financing that it may be able to obtain will result in significant dilution to present stockholders. See "item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." See also "Risk Factors."

SALES AND MARKETING

     The Company's current strategy anticipates that it will try to generate revenues from the sale or license of the Equipment. The current business plan contemplates that the initial targets will be telecommunications carriers, service providers, governments and municipalities around the globe. The Company's business model contemplates that it will be marketing all of the three units of the Equipment. However, the Company believes that each product can be marketed as a stand-alone product. For example, the RG5200 can be utilized with distribution switches from other vendors; the Polecat can be used as a general-purpose aggregation switch; and the Jaguar can be used as a standalone carrier-class Gigabit Ethernet switch with MPLS capability for applications other than FTTP. Additionally, the Company believes that the Equipment can interface with other vendors' equipment.

     Under the Development and Licensing Agreement, Lucent has agreed to make available to the Company through January 2006 qualified personnel for up to an average of 80 hours a month to provide specified technical and marketing assistance, including interfacing with prospective customers of the Equipment and with prospective third party manufacturers and assisting with installation and testing of the Equipment. Lucent has also agreed to the use by the Company of the Lucent logo in connection with the sale and marketing of the Equipment. See also "RISK FACTORS."

     The Company presently has no agreement with any carrier or other party respecting any revenue generating arrangement relating to the Equipment and no assurance can be provided that the Company will in fact be able to enter into such arrangements on terms that are commercially acceptable to it. The Company's succes is subject to many risks. See "Risk Factors."

     The Company presently has very limited marketing capabilities and financial resources and will not be able to effect its business plan without raising significant capital. The Company currently has no commitments respecting relating to such financing and no assurance can be provided that the Company will be successful in obtaining financing on commercially acceptable terms. See "Risk Factors."

     We do not own or operate facilities for device assembly and final test of the Equipment or other products. Subject to raising capital, we expect to outsource assembly and testing of our prospective products to independent, third-party contractors.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

     The market for telecommunications equipment is characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed. See "Risk Factors."

     Under the Development and Licensing Agreement, Lucent is required to obtain certain specified regulatory certifications and satisfy certain customer driven requirements (collectively, the "Certifications"). It is anticipated that the aggregate costs of these Certifications will be approximately $700,000 and is to be equally shared by Lucent and the Company.

     The Company anticipates that the certification requirements will be detailed in the Equipment specification documents to be prepared by the Lucent team and that all certifications will be obtained by Lucent's engineering team. No assurance can be given that the Certifications will in fact be obtained. Failure to obtain the Certifications as contemplated under the Development and Licensing Agreement may have a material adverse effect on the Company's prospects and its proposed business.

COMPETITION

     The market for fiber optic subsystems and modules is highly competitive and the Company expects competition to intensify in the future. The Company's prospective primary competitors include Alcatel, Salira, Optical Solutions, Wave7 Optics, World Wide Packets, AFC and Huawei. The Company will also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our equipment is designed to address. The development of copper based alternative solutions to fiber optic transmission problems by competitors, particularly systems companies that also manufacture modules, could significantly limit the Company's prospective and harm its competitive position.

     Many of potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than the Company will have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves are in a much better position to acquire other companies in order to gain new technologies or products. In addition, many of the Company's competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

     The Company expects competitors to introduce new and improved products with lower prices, and we will need to do the same to remain competitive. The Company may not be able to compete successfully against either current or future competitors with respect to new products.

GOVERNMENT REGULATION

     The telecommunications industry is subject to extensive regulation by federal and state agencies, including the Federal Communications Commission (the "FCC"), and various state public utility and service commissions. Regulations affecting the availability of broadband access services generally, the terms under which telecommunications service providers conduct their business, and the competitive environment among service providers, for example, could have a negative impact on the Company's new business.

RESEARCH & DEVELOPMENT/TECHNICAL SUPPORT

     The Company does not currently undertake any research and development efforts. Three of the Company's employees currently provide sales, marketing, customer service, product realization, overseeing the outsourcing and manufacturing, customer deployment and service, project management, budget expense management and internal infrastructure operations.

     Pending the receipt of the Equipment models, the raising of capital and the commencement and operations of the Company's new business, the Company anticipates that it may commence providing technical support and/or research and development activities.

PROPRIETARY RIGHTS

     The Company currently relies on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the technologies used in the Equipment and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. The Company is the licensee of the technologies under patents and included in the Equipment. Lucent generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed technology and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position. The Company intends to file additional patent applications, when appropriate, relating to its technology, improvements to its technology and to specific products it develops.

     The Company's policy is to require our employees, consultants, other advisors, as well as software design collaborators, to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

MANAGEMENT RESTRUCTURE

     In the course of 2003 and in connection with the Company's new business, the Company's senior management was reorganized. Mr. Frank Galuppo, the Company's Chief Executive Officer, was appointed to lead the Company immediately following stockholder approval of the Transaction. Mr. Galuppo has nearly 40 years experience in the telecommunication and related fields. Mr. Galupoo has also been appointed to the Company's Board of Directors.

     The Company's former Chief Executive Officer, Mr. Daniel C. Stein, who was hired in May 2002 and oversaw the sale of the Company's Copy Protection Business, resigned in October 2003 from his position and also from the Company's board of directors (the "Board"). Between July and September 2003, a majority of the Board's members were replaced through resignations and new appointments so that only Mr. Sam Brill, the Company's Chief Operating Officer, is the only current continuing director. Upon Mr. Stein's resignation, Mr. Judah Marvin Feigenbaum, a new director appointed to the Company's Board of Directors in August 2003, was appointed interim Chief Executive Officer. On January 28, 2004, Mr. Feigenbaum resigned from the all positions held with the Company. Subsequent to Mr. Feigenbaum's resignation and prior to Mr. Galuppo's appointment, Mr. Sam Brill, the Company's Chief Operating Officer, supervised the day-to-day management of the Company's business.

EMPLOYEES

     The Company employs four full-time employees, including its Chief Executive Officer and the Chief Operating Officer.

     Subject to raising additional capital, the Company anticipates that it may need to increase the number of its employees. The Company's future performance will depend highly upon its ability to attract and retain experienced personnel. The hiring of such personnel is competitive and there can be no assurance that the Company will be able to attract and retain qualified personnel for the development of its new business.

MINORITY SUBSIDIARY

     In July 2000, the Company purchased a 50% equity interest in ComSign Ltd. "ComSign"), an Israeli based company which is the marketer in Israel and in the territories controlled by the Palestinian Authority of VeriSign Inc.'s digital authentication certificates and related services. The remaining 50% equity interest in ComSign continued to be held by a private company based in Israel. VeriSign, Inc. is a leading provider of Internet based trust services. The agreement between ComSign and VeriSign provided ComSign with the rights to market these services in the designated territory for a period of six years and a sharing of revenues derived from these activities.

     The Company disclosed in its Form 10-K for the year ended December 31, 2002 that it wrote-off the remaining goodwill and the balance of its investment in ComSign, Ltd. during the year ended 2002. During the year ended December 31, 2003, the Company sold its equity interest in ComSign, Ltd. for $40,000 to in the original stockholder. Since the Company had previously written off this entire investment, the $40,000 has been recorded as a gain on sale of its investment in ComSign, Ltd. during the quarter ended June 30, 2003.

INACTIVE SUBSIDIARY

     The Company has a wholly-owned inactive Israeli subsidiary, TTR Ltd. The Company currently conducts no business through such subsidiary. In the past when the Company conducted its Copy Protection Business, it conducted its research and development efforts through TTR Ltd.

COMPANY HISTORY AND BACKGROUND

     The Company was incorporated under Delaware law in July 1994. The principal executive office of the Company is located at 4424 16th Avenue, Brooklyn, New York 11204.

AVAILABLE INFORMATION

     The Company's Internet website is located at www.ttrtech.com. We make available free of charge on our website Internet hyperlinks to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or otherwise furnish it to, the Securities and Exchange Commission (the "SEC"). The reference to the Internet website does not constitute incorporation by reference of the information contained on or hyperlinked from the Internet website and should not be considered part of this document.

     The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.



                                  RISK FACTORS

     Our new business is subject to many risks. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

     THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO REALIZE ITS BUSINESS PLAN.

     As of the filing of this Annual Report on Form 10-K, the Company's available cash is approximately $1.5 million. Under the Development and Licensing Agreement, the Company has remitted to Lucent $1.25 million as of the filing of this annual report on Form 10-K and will be required to remit up to an additional $2.1 million for fully operational models of all of the Equipment, associated third party licensing fees and the obtaining of certain initial regulatory approvals. The Company will need to raise at least $3 million within the next 12 months in order to comply with its obligations under the Development and Licensing Agreement and to begin effecting its business plan as currently contemplated. These funds will be necessary to retain qualified personnel, establish manufacturing arrangements, fulfill continuing obligations under the Development and Licensing Agreement, purchase inventory and provide working capital. The Company currently has no legally binding commitments from which it expects to raise the necessary cash resources and no assurance can be provided that the Company will be able to raise this amount on commercially acceptable terms. The inability to raise such cash will have a materially adverse effect on the Company's prospects and its proposed business. Additionally, it is anticipated that any successful capital raise will result in substantial dilution to the existing stockholders.

     The report of the independent auditors on the Company's financial statements for the year ended December 31, 2003 includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company anticipates that the "going concern" qualification will make it more difficult for the Company to raise additional capital.

     THE COMPANY MAY PAY TO LUCENT SIGNIFICANT AMOUNTS BEFORE RECEIVING FULLY OPERATIONAL DESIGN MODELS OF THE EQUIPMENT.

     Under the Development and Licensing Agreement, Lucent has undertaken to exercise reasonable commercial efforts to develop (in accordance with agreed upon specifications) and deliver to the Company fully operational design models of the Equipment by August 15, 2004. Subject to certain conditions, the Company is required to make Payments periodically in agreed upon amounts in an amount aggregating $1.9 million by specified dates. However, Lucent is not responsible for any unforeseen contingencies that may delay delivery dates. Accordingly, the Company may have paid out $1.9 million before receipt of design models of all, or any, of the Equipment. Late delivery or non-delivery of design packages of all of the Equipment may be an impediment to the conclusion by the Company of sales or licensing contracts.

     No assurance can be provided that the Company will receive timely delivery of all of the Equipment design packages. Late delivery or non-delivery of all of the design packages as contemplated under the Development and Licensing Agreement could have a material adverse effect on the Company's prospects and its proposed business.

     LUCENT IS NOT INDEMNIFYING THE COMPANY FOR THIRD-PARTY PATENT OR COPYRIGHT INFRINGEMENT CLAIMS RELATING TO THE EQUIPMENT.

     The Equipment include various and complex technologies. While Lucent has represented to the Company that it has not received any notice of claim of infringement of any patent, copyright or other intellectual property right of a third party with reference to the technologies or other material or information included or to be incorporated into the

Equipment, and that, to the best knowledge and belief of its employees actually involved in the work contemplated by Development Project such technologies or information or other materials do not infringe on any patent, copyright, or other proprietary rights of a third party, no assurance can be given that the Company will not be subject to intellectual property infringement claims that are costly to defend and that could limit the Company's ability to market and sell the Equipment or otherwise use the technologies included in such equipment. Lucent is under no obligation to indemnify the Company in the event of such suit. See "Principal Terms of the Development and Licensing Agreement - Claims as to Infringement of a Third Party Patent or Copyright." The Company did not perform a technical due diligence relating to the technologies included or to be included in the Equipment.

     The telecommunications equipment field is characterized by significant patent infringement litigation. The Company could be subject to litigation alleging infringement of a third party's right. Litigation could be expensive, lengthy and disruptive to management's attention and detract resources from normal business operations. Adverse determinations could prevent the Company from manufacturing or selling the Equipment or any future derivative products. It may also subject the Company to significant liabilities and require that it seek licenses from third parties. In such case, no assurance can be furnished that licenses will be available on commercially reasonable terms, if at all, from any third party that asserts intellectual property claims against the Company. Any inability to obtain third party licenses required to manufacture or sell the Equipment or derivative products could materially adversely affect the Company's business and its prospects.

     THE SUCCESS OF THE COMPANY, AT LEAST INITIALLY, WILL BE DEPENDENT TO A LARGE EXTENT ON LUCENT'S COOPERATION.

     The Company's current business model projects that Lucent will assist the Company in identifying likely manufacturing sources and prospective customers. However, Lucent is under no obligation to furnish the Company with such assistance.

     Under the Development and Licensing Agreement, Lucent is required to furnish to the Company designated technical, marketing and sales assistance only through January 2006 in an aggregate amount of 80 person-hours per month. No assurance can be provided that the Company will be successful in identifying an appropriate replacement on commercially reasonable terms if Lucent if Lucent does not furnish such services. The inability of the Company to find such replacement could materially adversely affect the Company's prospects and its business.

     Under a separate agreement entered into in connection with the Development and Licensing Agreement, the Company is entitled to co-brand the Equipment using the Lucent logo and to otherwise advise prospective customers that the underlying technology was developed by Lucent. Management believes that the Company's right to market the Equipment using the Lucent logo to be a material element of a successful business plan. However, the agreement specifying the Company's co-branding rights entitles Lucent, upon written notice, to terminate the co-branding rights if, in Lucent's sole discretion, the Company's continued use of the co-branding logo, adversely affects Lucent's rights to the mark. No assurance can be provided that Lucent will not elect at some future date to terminate the Company's use of the Lucent logo or the Company's ability to advertise the origins of the underlying technology. Lucent's withdrawal of the co-branding rights could have a material adverse effect on the Company's prospects and its proposed business.

     THE COMPANY'S PROSPECTIVE MARKETS ARE HIGHLY COMPETITIVE.

     The market for fiber optic subsystems and modules is highly competitive and the Company expects competition to intensify in the future. The Company's prospective primary competitors include Alcatel, Salira, Optical Solutions, Wave7 Optics, World Wide Packets,

AFC and Huawei. The Company will also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our equipment is designed to address. The development of copper based alternative solutions to fiber optic transmission problems by competitors, particularly systems companies that also manufacture modules, could significantly limit the Company's prospective and harm its competitive position.

     Many of potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than the Company will have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves are in a much better position to acquire other companies in order to gain new technologies or products. In addition, many of the Company's competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

     The Company expects competitors to introduce new and improved products with lower prices, and we will need to do the same to remain competitive. The Company may not be able to compete successfully against either current or future competitors with respect to new products.

     Additionally, under the Development and Licensing Agreement, the Company has a non-exclusive, worldwide and perpetual license to develop and market the Equipment. Lucent has agreed, through January 2014, not to use technologies developed in the course of the Development Project for the purpose of developing or selling any products that may directly compete with the Equipment. Lucent is not restricted from using pre-existing Lucent technologies or information contained in the Equipment. The Company can provide no assurance that Lucent will not in fact design, develop and market technologies or products that serve the same functionality as the Equipment. These products can effectively compete with the Company's proposed business. The Company cannot predict the ease with which Lucent would be able to develop and market products substantially similar in function or design to the Equipment. See "Description of the Equipment" and "Principal Terms of the Development and Licensing Agreement." If Lucent were to successfully develop and market such similar products, then the Company's prospects and proposed business would be materially adversely affected.

     THE COMPANY DEPENDS ON ATTRACTING AND RETAINING KEY PERSONNEL

     The Company is highly dependent on principal members of its management and technology staff. The loss of the services of any of any of these personnel, especially its Chief Executive Officer, Mr. Frank Galuppo, might significant delay or prevent the achievement of development or strategic objectives. The Company's success depends on its ability to retain key employees and to attract additional qualified employees. The Company cannot assure you that it will be able to retain existing personnel or attract and retain highly qualified employees in the future.

     THE COMPANY MAY INVEST A SIGNIFICANT AMOUNT OF ITS RESOURCES TO DEVELOP, MARKET AND SELL THE EQUIPMENT AND MAY NOT REALIZE ANY RETURN ON THIS INVESTMENT.

     If the Equipment does not quickly achieve market acceptance, it may become obsolete before enough revenue has been generated from the sales or license of these products to realize a sufficient return on investment. Furthermore, the rapidly changing technological environment in which the Company expects to operate if Stockholders approve the

Transaction can require the frequent introduction of new products, resulting in short product lifecycles. Under the Development and Licensing Agreement, Lucent is not required to modernize or enhance the Equipment. If the Company incurs substantial development, sales, marketing and inventory expenses that it is unable to recover, and is unable to compensate for such expenses, the Company's prospects and proposed could be materially and adversely affected.

     In addition, the Company has not undertaken a comprehensive due diligence examination or study of the technologies contained in the Equipment, including, without limitation, an investigation as to proprietary title to the technologies being used. Under the Development and Licensing Agreement, the Company is receiving from Lucent limited warranties as to the performance of the Equipment. No assurance can be provided that the Equipment will operate as contemplated.

     THE COMPANY IS ENGAGED IN A HEAVILY REGULATED INDUSTRY.

     The jurisdiction of the FCC extends to the entire communications industry, including potential customers for the Equipment. Future FCC regulations affecting the broadband access industry may harm the Company's new business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of the Equipment into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online context regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications and data industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

     In addition, many of the Company's potential customers will require that the Company's products be designed to interface with their customers' existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If our products cannot operate in such an environment, they may not achieve market acceptance and our ability to generate revenue would be seriously impaired.

     THE TELECOMMUNICATIONS EQUIPMENT MARKET IS HIGHLY CYCLICAL.

     The Company is engaged in the telecommunications equipment industry, which is cyclical and subject to rapid technological change. Recently, the industry has begun to emerge from a significant downturn characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the industry may be severe and prolonged. Future downturns in the telecommunications equipment industry, or any failure of this industry to fully recover from its recent downturn, could seriously impact the Company's proposed business plan and harm its prospects and proposed business. This industry also periodically experiences increased demand and production capacity constraints, which may affect the Company's ability to ship Equipment or other products in future periods.

     AS THE COMPANY EXPECTS TO DEPEND UPON A SMALL NUMBER OF

OUTSIDE CONTRACTORS TO MANUFACTURE THE EQUIPMENT, ITS OPERATIONS COULD BE DELAYED OR INTERRUPTED IF IT ENCOUNTERS PROBLEMS WITH ANY OF THESE CONTRACTORS.

     The Company does not intend on establishing internal manufacturing capabilities, and expects to rely upon a small number of outside contractors to manufacture the Equipment and any future products that it may market. This reliance involves a number of risks, including the possible absence of adequate capacity and reduced control over component availability, delivery schedules, manufacturing yields and costs. If any of the Company's prospective manufacturers are unable or unwilling to continue manufacturing the Equipment or other products in required volumes and at high quality levels, the Company will have to identify, qualify and select acceptable alternative manufacturers. It is possible that an alternate source may not be available to the Company when needed or may not be in a position to satisfy production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing may require the Company to reduce the supply of products to its customers, which in turn could have a material adverse effect on customer relations, business, financial condition and results of operations.

     UNDER THE PURCHASE AGREEMENT WITH MACROVISION, THE COMPANY MAY BE REQUIRED TO PAY SIGNIFICANT AMOUNTS TO MACROVISION WITH RESPECT TO INDEMNITIES.

     Under the Purchase Agreement respecting the sale of the Copy Protection Business, the Company undertook to indemnify Macrovision for certain losses as set forth in the Purchase Agreement. The Company's indemnification obligations are limited by an overall cap of $5.25 million, except with respect to matters relating to any bulk sales laws, fraudulent conveyance laws, or certain pre-sale contractual liabilities. The payment of any such indemnification obligations may adversely impact the Company's cash resources and materially adversely affect its business and prospects.

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

     THERE MAY BE SIGNIFICANT LIMITATIONS TO THE UTILIZATION OF NET OPERATING LOSSES TO OFFSET FUTURE TAXABLE INCOME.

     Management estimates that the Company has a net operating loss carry-forward (NOL) of approximately $20 million, which will be available to offset future U.S. taxable income subject to limitations under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. TTR Ltd., the Company's wholly owned Israeli subsidiary, has a net operating loss carryforward of approximately $6 million available to offset future taxable income in Israel.

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

ITEM 2. PROPERTIES.

     The Company maintains office premises in Brooklyn, New York, for its executive and administrative activities. The Company also maintains office space at Lucent's premises in Holmdel, New Jersey. Management believes that the Company will be able to either continue the present arrangement with Lucent or obtain suitable replacement facilities as the Company grows.

     Subject to raising additional capital, the Company anticipates that it will be consolidating and leasing appropriate offices spaces in fiscal 2004.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is or has been involved in the following legal proceedings:

     (i) On or about June 20, 2003, the Company initiated litigation in the Supreme Court of the State of New York, County of Westchester, against Ripp Entertainment Group, Inc. ("Ripp"), seeking the sum of $130,000 on a defaulted promissory note. Ripp removed the case to Federal Court and filed an answer with two counterclaims against the Company, seeking (a) compensatory damages in excess of $1,000,000 and punitive damages in the amount of $3,000,000 for allegedly fraudulently inducing Ripp to enter into a certain Consulting Agreement with the Company, and (b) damages in excess of $210,000 for the Company's alleged failure to pay Ripp for services rendered under the Consulting Agreement. In November 2003, a settlement was reached pursuant to which the Company's claims and Ripp's counterclaims were dismissed with prejudice. Pursuant to the settlement, Ripp surrendered to the Company the 150,000 stock options which it had obtained under the Consulting Agreements dated June 27, 2001 and September 25, 2000.

     (ii) On August 14, 2002, nine purported stockholders of the Company filed a complaint against the Company, eight of its current or former officers and several third parties in the United States District Court for the Southern District of New York. The action, which is known as EILENBERG ET AL. V. KRONITZ ET AL. (02 Civ. 6502), alleges, among other things, that the Company issued a series of false and misleading statements, including press releases, that misled the plaintiffs into purchasing the Company's common stock (hereinafter, the "Eilenberg Action"). The complaint seeks relief under federal securities laws and common law, and demands compensatory damages of $7 million or more, and punitive damages of $50 million or more. The Company believes it has meritorious defenses to this lawsuit. The Company and most of its current or former officers have filed a motion based upon the federal securities laws to dismiss the complaint for failure to state a claim and to plead with particularity under Rule 9(b) of the Federal Rules of Civil Procedure. After hearing arguments on November 26, 2002, the Court granted defendants' motion to dismiss the complaint based on Rule 9(b). Plaintiffs filed an amended complaint, and the Court held a settlement conference on June 24, 2003. Following this settlement conference, the Court adjourned the time for the Company and all defendants to respond to the amended complaint without date in order to facilitate settlement negotiations.

     (iii) Counsel for the EILENBERG plaintiffs filed a second action against the Company and several of its current or former officers in the same court on August 21, 2002, this time on behalf of three additional purported stockholders as plaintiffs. This action, which is known as STURM ET AL. V. TOKAYER ET AL. (602 Civ. 6672), alleged, among other things, that the Company had violated the federal securities laws by distributing false and misleading materials in connection with the annual shareholder meeting scheduled for August 26, 2002, and that several officers and directors had breached duties to the Company and committed acts of waste and mismanagement by paying excessive salaries to themselves and others (the Sturm Action"). Plaintiffs promptly moved for a temporary restraining order to enjoin the annual shareholder meeting from being conducted on August 26, 2002. The Court denied this motion. The Company believes it has meritorious defenses to this lawsuit. The Company and the other defendants thereafter moved to dismiss the complaint for failure to state a claim for relief. In response, the plaintiffs filed an amended complaint, which deleted the prior claims concerning violations of the federal securities laws, but continued to assert derivative claims for waste and mismanagement. The Court denied defendants' motion to dismiss the latter claims but directed that plaintiffs submit a more detailed verification to the amended complaint and correct an allegation concerning one of the defendants. Plaintiffs have served their Second Verified and Amended Complaint. Subsequent to the filing of this Second Amended and Verified Complaint, and following a June 24, 2003 conference with the Court, the Court adjourned the time for the Company and all defendants to respond to the amended complaint without date in order to facilitate settlement discussions.

     The Company notified the insurer that issued a directors and officers' liability policy to the Company covering the period in which the filing of the Eilenberg and Sturm actions occurred. The Company is seeking, among other things, to recover its costs of defense to the extent provided in the policy.

     On November 17, 2003, The Company and the plaintiffs in each of the Eilenberg Action and the Sturm Action entered into a settlement agreement (the "Settlement Agreement") pursuant to which (i) the Company paid the plaintiffs in the aggregate approximately $333,000 to the plaintiffs in the Eilenberg Action, the parties exchanged mutual releases and (iii) the insurer made certain payment to the plaintiffs. Under the Settlement Agreement, the Company and each of the other named defendants in each of the Sturm Action and the Eilenberg Action denied any violation of federal or state laws. By consent of the parties, on December 1, 2003, United States District Court for the Southern District of New York entered an order dismissing the each of the Eilenberg Action and the Sturm Action with prejudice and without costs.

     (iv) The Company's former attorneys commenced an action in state court in New York in January 2003 seeking unpaid legal fees in the approximate amount of $324,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firm's failure to advise properly in the Sturm Action. While conducting discovery, the parties engaged in settlement negotiations. On October 29, 2003, the parties executed a Settlement Agreement agreeing to resolve all outstanding claims with regard to the dispute. Under the terms of the Settlement Agreement, the Company's former attorneys dismissed all outstanding claims in the action with prejudice and the Company agreed to pay the Company's former attorneys $133,898.54 with respect to its invoices in the Sturm Action, $73,748.32 with respect to its invoices in the Eilenberg Action, and $42,353.14 with respect to general Company matters. The parties also exchanged mutual general releases.

     From time to time the Company has been involved in other disputes and legal actions arising in the ordinary course of business. In management's opinion, none of these other disputes and legal actions is expected to have a material impact on the Company's business or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the Company's stockholders during the three months ended December 31, 2003. PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

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

                                  Common Stock
Quarter Ended                                                 High         Low

2003
December 31                                                   $.34        $.13
September 30                                                  $.46        $.16
June 30                                                       $.50        $.30
March 31                                                      $.49        $.14

2002
December 31                                                   $.29        $.12
September 30                                                  $.57        $.10
June 30                                                       $1.32       $.22
March 31                                                      $1.84       $.81

     The foregoing represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     As of March 23, 2004, there were approximately 133 record holders of the Common

Stock of the Company. The Company believes that there are a significant number of shares of Common Stock held either in nominee name or street name brokerage accounts and consequently, the Company is unable to determine the number of beneficial owners of the Common Stock.

DIVIDEND POLICY

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of December 31, 2003, certain required information relating to the shares of Common Stock issuable on an aggregated basis under the Company's 1996 Stock Option Plan, the 2000 Equity Incentive Plan, the 1998 Directors' Plan and the 2002 Non-Employee Directors' Stock Option Plan.

                                               EQUITY COMPENSATION PLAN INFORMATION

            Plan Category                  Number of       Weighted-          Number of
                                         securities to      average           securities
                                           be issued    exercise price of     remaining
                                             upon          outstanding      available for
                                          exercise of       options,           future
                                          outstanding       warrants          issuance.
                                           options,        and rights
                                         warrants and
                                            rights
                                              (a)             (b)                 (c)
Equity compensation plans approved by
           security holders                2,000,175         $3.50             2,564,391

Equity compensation plans not approved
         by security holders                 500,000         $7.50                 -
                                          ----------                           ---------
               Total                       2,500,175         $4.30             2,564,391
                                          ==========                           =========

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth the Company's consolidated financial data for the five years ended December 31, 2003. The selected consolidated financial data for the years ended December 31, 1999, 2000, 2001 and 2002 are derived from the Company's consolidated financial statements for such years, which have been audited by Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, the Company's previous independent auditors. The selected consolidated financial data for the years ended December 31, 2003 are derived from the Company's consolidated financial statements for such year, which have been audited by Marcum & Kliegman, the Company's independent auditors for the year ended December 31, 2003. The consolidated financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                                                             From inception
                                               Year Ended December 31,                                       (July 14,1994)
                                                                                                               to December
Income Statement Data:       1999          2000            2001            2002           2003
Revenues                    $68,803       $1,999           $--             $--            $--                    $125,724
Total expenses             $7,944,252     $5,107,978       $5,153,724      $4,107,986     $1,942,650          $34,736,338
Operating loss            ($7,875,449)   ($5,105,979)     ($5,153,724)    ($4,107,986)   ($1,942,650)        ($34,610,614)
Net Income (loss)         ($13,072,237)  ($4,796,693)     ($5,498,637)    ($5,244,751)    $3,466,602         ($36,903,827)

Net Income (loss) per share ($2.07)       ($0.30)          ($0.31)         ($0.29)        $0.20
Weighted average shares
Outstanding                 6,321,719     16,006,403       17,560,013      17,827,893     17,186,233


                                               Year Ended December 31,
                         1999          2000             2001             2002          2003
Balance Sheet Data:
  Working  capital
    (deficiency)      ($494,744)    $8,122,456       $4,495,617        $193,308      $3,064,797
  Total assets         $467,867    $10,348,713       $6,550,947        $814,944      $3,253,968
  Total liabilities    $798,863       $351,756       $1,134,730        $558,909        $186,871
  Total stockholders'
   equity (deficit)   ($330,996)    $9,996,957       $5,416,217        $256,035      $3,067,097

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

     From its inception in 1994 through the period immediately preceding the date on which the Purchase Agreement relating to the sale of the Company's Copy Protection Business was entered into, TTR was primarily engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the internet. Following the consummation of the sale of the Copy Protection Business in May 2003 and the obtaining of stockholder approval for the Company to enter into the transaction with Lucent in March 2004, the Company embarked on its new in the field of telecommunication equipment.

     The Company has not had any significant revenues to date. As of December 31, 2003, the Company had an accumulated deficit of approximately $37 million. The Company's expenses related primarily to expenditures on research and development, marketing, recruiting and retention of personnel, costs of raising capital and operating expenses incurred while it was engaged in the Copy Protection Business.

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     There were no revenues in 2003 or 2002.

     There were no research and development expenses in 2003, as the Company consummated the sale of the Copy Protection Business in May 2003. Research and development costs in 2002 were $701,629 and related primarily to the Company's prior Copy Protection Business.

     There were no sales and marketing expenses in 2003, as the Company consummated the sale of the Copy Protection Business in May 2003. Sales and marketing costs in 2002 were $159,486 and related primarily to the Company's prior Copy Protection Business.

     General and administrative expenses in 2003 were $1,936,600 as compared to $3,050,620 in 2002. The 2003 expenses, compared to those in 2002, decreased primarily because the Company no longer had any material operations due to the consummation of the sale of the Copy Protection Business in May 2003. General and administrative expenses in 2003 are attributable to executive compensation, the legal and other fees associated with the Company's litigation concluded in 2003, and settlement costs associated with the various litigation matters.

     Stock-based compensation for the year ended 2003 was $6,050 as compared to $35,251 for the year ended 2002. The decrease in stock-based compensation expense is attributable to a reduction in remaining deferred compensation that was incurred in previous years. In addition, during 2003 the Company did not issue any stock options that would have required the Company to recognize additional significant deferred compensation.

     The Company reported a $5.7 million gain on the sale of the Copy Protection Business during the year ended 2003, consisting of $5.05 million in cash and $658,328 in value for return and cancellation of the Macrovision Stock. The details of the transactions surrounding the sale and consummation of the sale of the Copy Protection Business are more fully described in Item 1 of Part I of this annual report on Form 10-K. Interest income for the year ended 2003 was $23,506 compared to $37,808 for the year ended 2002. The decrease for the period is attributable to the lower available cash and cash equivalent balances for the first half of 2003 and lower interest rates during the 2003 period. The Company reported net income for the year-ended 2003 of $3,466,602 or $0.20 per share on a basic and diluted basis as compared to a net loss of $(5,244,751) or $(.29) per share on a basic and diluted basis, for the year ended 2002. Net income for the year-ended 2003 was due to the consummation of the sale of the Copy Protection Business in May 2003.

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

     The Company's then affiliate, ComSign Ltd., commenced operations in July 2000. ComSign served as VeriSign Inc.'s principal affiliate in Israel and the Palestinian Authority and exclusive marketer of VeriSign's digital authentication certificates and related services. Based on management's view that the value of the investment was impaired, the Company wrote-off, during the year ended 2002, the amount of $748,690, representing the remaining goodwill and the balance of its investment. During 2003, the Company sold its equity interest in ComSign to the original stockholder for $40,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     From its inception, the Company has financed its operations through the issuance of its securities and from the sale of its Copy Protection Business in May 2003.

     At December 31, 2003, the Company had cash and cash equivalents of $3,031,090, representing an increase of approximately $2.4 million over December 31, 2002. The increase is primarily attributable to the consummation of the sale of the Company's Copy Protection Business in May 2003.

     Cash used by operating activities during 2003 was approximately $2.7 million compared to roughly $4.1 million during 2002.

     Following stockholder approval of the Lucent Transaction in March 2004 and as of the filing of this annual report on Form 10-K, the Company remitted to Lucent approximately $1.25 million. The Company is required to remit up to an additional $2.1 million by February 15, 2005 under the Development and Licensing Agreement in respect of the delivery of the Equipment and the obtaining of certain regulatory permits and approvals.

     The Company will need to raise an additional $3 million within the next six months in order to meet its obligations under the Lucent Transaction, maintain its operations and to realize its business plans in its new business. The auditors report on the financial statements accompanying this report for the year ended December 31, 2003, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. If the Company is unable to raise such financing on commercially reasonable terms, it may no longer be able to remain in business. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003 and revised in December 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company' financial statements.

CONTRACTUAL OBLIGATIONS

     As of the filing of this Annual Report on Form 10-K, the Company has no lease obligations. The only material obligations that the Company has are employment agreements. The Company's aggregate annual commitments under the existing employment agreements are approximately $547,500 and $323,750 during 2004 and 2005. In addition, each of the employment agreements provides for payments through the term of the employment agreement under certain circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     To date, the Company has not utilized derivative financial instruments or derivative commodity instruments. The Company invests its cash primarily in money market funds and certificates of deposit, which are subject to minimal credit and market risk. The Company has no long-term debt.

FOREIGN CURRENCY RISK

     The Company is exposed to foreign exchange rate fluctuations as they relate to operating expenses as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. All of the Company cash balances are held in dollar-based accounts. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 2003 was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE.

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 22, 2003, Brightman Almagor & Co., certified public accountants based in Israel and a member of Deloitte Touche Tohmatsu ("Brightman"), advised the Company in writing that as it has effectively terminated all of our research and design activities in the State of Israel, it declines to stand for re-election as the Company's auditor for the year ending December 31, 2003, which action was taken by mutual agreement. As Brightman verbally informed the Company of its intentions prior to its letter dated July 22, 2003, the audit committee (the "Audit Committee") of the Company's board of directors, on June 11, 2003, appointed Marcum & Kliegman principal auditors to audit the Company's financial statements for the year ending December 31, 2003.

     During the fiscal years ended December 31, 2001 and 2002 and the period between January 1, 2003, up to and including the day of its declination to stand for re-election, there were no disagreements between the Company and Brightman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which if not resolved to Brightman's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Brightman's report on our financial statements for such fiscal years indicated that substantial doubt exists regarding the Company's ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended December 31, 2003, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                                    PART III

     The information called for by items 10, 11, 12, 13 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2003 and such information is incorporated herein by reference.

     The Company has adopted a code of conduct and ethics applicable to all of senior executive officers and senior financial officers, including the Chief Executive Officer and the Chief Operating Officer. A copy of such code of conduct and ethics is filed as Exhibit 14.1 to the Annual Report on Form 10-K. If the Company makes any substantive amendments to the code of conduct and ethics or grant any waiver, including implicit waiver, from a provision of the code of conduct and ethics to its senior executive officers and senior financial officers, it will disclose the nature of such amendment or waiver on its website or in a current report on Form 8-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

1.   FINANCIAL STATEMENTS

                                                                      PAGE
Independent Auditors' Report                                          F-1, F-2
Consolidated Balance Sheets                                           F-3
Consolidated Statements of Income                                     F-4
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income                                                F-5, F-6
Consolidated Statements of Cash Flows                                 F-7
Notes to Consolidated Financial Statements                            F-8

2.     EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS

3.1    Certificate of Incorporation of TTR dated July 14, 1994 and Certificate of Amendment to the Certificate of Incorporation of
       TTR dated August 17, 1994(2)
3.2    Certificate of Amendment to the Certificate of Incorporation of TTR, dated January 30, 1999(3)
3.3    Certificate of Amendment to the Certificate of Incorporation of TTR, dated December 21, 1999(3) 3.4 Certificate of Amendment to the Certificate of Incorporation of TTR, dated July 15, 2000. (4)
3.4    By-Laws of TTR, as amended(2)
4.1    Specimen Common Stock Certificate(1)
4.2.3  Form of Class A Warrant between TTR and certain private investors(3)
4.2.4  Form of Agent Warrant between TTR and certain entities(3)
4.2.6  Warrant dated October 2, 2000 between TTR and Mantle International Investment Ltd(4)
10.1   1996 Incentive and Non-Qualified Stock Option Plan, as amended (2)
10.2   Employment Agreement between TTR and Sam Brill dated as of November 5, 2001 +(5)
10.3   Amended 2000 Equity Incentive Plan (5)
10.4   Amended Non-Executive Directors Stock Option Plan(5)
10.5   2002 Non-Employee Directors Stock Option Plan (6)
10.6   Amended and Restated Employment Agreement between TTR and Samuel Brill dated as of May 27, 2002 +(7)
10.7   Asset Purchase Agreement among TTR, TTR Technologies, Ltd. Macrovision Corporation and Macrovision Europe Ltd., dated as of
       November 4, 2002. (8)
10.8   Termination and Settlement Agreement dated as of January 28, 2004 between TTR and Judah Marvin Feigenbaum *
10.9   Stock Option Agreement dated as of Janaury 28, 2004 between TTR and Judah Marvin Feigenbaum*
10.10  Development and Licensing Agreement dated as of January 6, 2004 between TTR and Lucent Technologies Inc. (9)
10.11  Amendment to the Development and Licensing Agreement between TTR and Lucent Technologies, Inc. (9)
10.12  Employment Agreement between TTR and Frank Galuppo dated as of March 3, 2004 *+
14.1   Code of Business Conduct *
21.1   Subsidiaries of TTR: TTR Technologies, Ltd., an Israeli corporation, wholly-owned by TTR.
23.1   Consent of Marcum & Kliegman, LLP *
23.2   Consent of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu *
31.1   Certification of Chief Executive officer pursuant to Section 302 of Sarbanes-Oxley Act *
31.2   Certification of Principal Financial officer pursuant to Section 302 of Sarbanes-Oxley Act *
32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
       Sarbanes-Oxley act of 2002. *
32.2   Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002. *



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

(3)  Filed as an Exhibit to TTR's Registration Statement on Form S-1, No. 33-32662 and incorporated herein by reference.

(4)  Filed as an Exhibit to TTR's Report on Form 10-K filed for the year ended December 31, 2000 and incorporated herein by reference.

(5)  Filed as an Exhibit to TTR's Report on Form 10-K filed for the year ended December 31, 2001 and incorporated herein by reference.

(6)  Filed as an Exhibit to TTR's Revised Definitive Proxy Statement on Form DEFRA 14-A for the 2002 Annual meeting of Stockholders, and incorporated herein by reference.

(7)  Filed as an Exhibit to TTR's Report on Form 10-Q for the second quarter of 2002 and incorporated herein by reference.

(8)  Filed as an Exhibit to the Registrant's Proxy Statement on Form 14-A, and incorporated herein by reference.

(9)  Filed as an Exhibit to TTR's Definitive Proxy Statement on Form DEF 14-A filed on February 10, 2004 for a special meeting of
     Stockholders, and incorporated herein by reference.

        (b) Reports on Form 8-K

TTR filed a report on Form 8-K on October 10, 2003 announcing management changes


                                                             SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       TTR TECHNOLOGIES, INC.



                                                        BY: /S/ FRANK GALUPPO
                                                                FRANK GALUPPO,
                                                        CHIEF EXECUTIVE OFFICER

Date: March 29, 2004

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Company and in the capacities so indicated.


Signature                                               Title                                       Date

/s/ Frank Galuppo                               Chief Executive Officer, Director               March 29, 2004
Frank Galuppo

/s/ Sam Brill                                   Chief Operating Officer,                        March 29, 2004
Sam Brill                                       Principal Financial Officer, Director

/s/ Juan Mendez                                 Chairman of the Board of Directors              March 29, 2004
Juan Mendez

/s/ Richard Rosenblum                           Director                                        March 29, 2004
Richard Rosenblum

                             TTR TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Report of Marcum & Kliegman, Independent Auditors                           F-1

Report of Brightman Almagor & Co, a member of Deloitte Touche Tohmatsu,
Independent Auditors                                                        F-2

Consolidated Financial Statements

Balance Sheets as of December 31, 2003 and 2002                             F-3

Statements of Operations for the years ended December 31, 2003,
  2002 and 2001 and the period from July 14, 1994 (inception)
  to December 31, 2003                                                      F-4

Statements of Comprehensive Loss for the years ended December 31, 2003,
  2002 and 2001 and the period from July 14, 1994 (inception) to
  December 31, 2003                                                         F-5

Statements of Stockholders' Equity (Deficiency) for the period from
  July 14, 1994 (inception) to December 31, 2003                            F-6

Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 and the period from July 14, 1994 (inception) to
  December 31, 2003                                                         F-7

Notes to the Consolidated Financial Statements                              F-8


                                       (i)

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Audit Committee of the Board of Directors of TTR Technologies, Inc. and its Subsidiary:

We have audited the accompanying consolidated balance sheet of TTR Technologies, Inc. and Subsidiary (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficiency), and cash flows for the year then ended and for the period from July 14, 1994 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The consolidated financial statements of the Company for the period from July 14, 1994 (Inception) to December 31, 2002 were audited by other auditors whose report, dated March 20, 2003, expressed an unqualified opinion on those statements and included and explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from July 14, 1994 (Inception) to December 31, 2002 reflect a net loss of $40,370,429 of the total inception to date net loss of $36,903,827. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TTR Technologies, Inc. and its Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended and for the period from July 14, 1994 (Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has significant cash commitments relating to an agreement entered into and consummated on March 4, 2004. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter also is described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, NY
February 25, 2004
(except for Note 1 and Note 12, which are dated March 4, 2004)

/s/ Marcum & Kliegman, LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
TTR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TTR Technologies, Inc. ("the Company") (a development-stage company) and its subsidiary at December 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the two years ended December 31, 2002 and for the period from July 14, 1994 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary at December 31, 2002, and the consolidated results of their operations, comprehensive loss, stockholders' equity (deficit) and their cash flows for the two years ended December 31, 2002 and for the period from July 14, 1994 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Brightman Almagor & Co.
Certified Public Accountants (Israel)
A member of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 20, 2003


                                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED BALANCE SHEETS


                                                                              December 31,     December 31,
                                                                                 2003              2002
                                                                                 ----              ----

                                                    ASSETS
Current assets
     Cash and cash equivalents                                               $   3,031,090     $     653,885
     Note receivable, officer                                                           -             33,333
     Prepaid expenses and other current assets                                     220,578            64,999
                                                                            ---------------   ---------------

     Total current assets                                                        3,251,668           752,217

Property and equipment - net                                                         2,300            23,093

Note receivable, officer                                                                 -            33,334
Other asset                                                                              -             6,300
                                                                            ---------------   ---------------

     Total assets                                                            $   3,253,968     $     814,944
                                                                            ===============   ===============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
     Accounts payable                                                        $      93,145     $     497,898
     Accrued expenses                                                               28,992            61,011
     Accrued severance pay                                                          64,734                 -
                                                                            ---------------   ---------------


     Total current liabilities                                                     186,871           558,909
                                                                            ---------------   ---------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding                              -                 -
Common stock, $.001 par value;
   50,000,000 shares authorized; 16,440,630 and 18,261,567
   issued and outstanding, respectively                                             16,441            18,262
Additional paid-in capital                                                      39,873,476        40,533,593
Other accumulated comprehensive income                                              81,007            84,270
Deficit accumulated during the development stage                               (36,903,827)      (40,370,429)
   Less: deferred compensation                                                           -            (9,661)
                                                                            ---------------   ---------------

     Total stockholders' equity                                                  3,067,097           256,035
                                                                            ---------------   ---------------

     Total liabilities and stockholders' equity                              $   3,253,968     $     814,944
                                                                            ===============   ===============

                                See Notes to Consolidated Financial Statements.


                                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   From
                                                                                                Inception
                                                                Year                            (July 14,
                                                               Ended                             1994) to
                                                            December 31,                        December 31,
                                               2003             2002             2001              2003
                                               ----             ----             ----              ----

Revenue                                     $          -    $           -    $           -     $     125,724
                                           --------------  ---------------  ---------------   ---------------

Expenses
     Research and development (1)                      -          701,629          949,766         5,704,131
     Sales and marketing (1)                           -          159,486          399,523         4,457,457
     General and administrative (1)            1,936,600        3,050,620        2,894,616        13,008,040
     Stock-based compensation                      6,050           35,251          909,819        11,405,710
     Bad debt expense                                  -          161,000                -           161,000
                                           --------------  ---------------  ---------------   ---------------
Total expenses                                 1,942,650        4,107,986        5,153,724        34,736,338
                                           --------------  ---------------  ---------------   ---------------

Operating loss                                (1,942,650)      (4,107,986)      (5,153,724)      (34,610,614)
                                           --------------  ---------------  ---------------   ---------------

Other (income) expense
     Legal settlement                            333,333                -                -           565,833
     Loss on investment                                -                -                -            17,000
     Other income                                      -                -                -           (75,000)
     Net losses of affiliate                           -          369,409          618,090         1,196,656
     Impairment loss on investment in
       affiliate                                       -          748,690                -           748,690
     Gain on sale of copy protection
       business                               (5,708,328)               -                -        (5,708,328)
     Gain on sale of investment in affiliate     (40,000)               -                -           (40,000)
     Loss on disposition of fixed assets          29,181                -                -            29,181
     Amortization of deferred financing
       costs                                           -                -                -         4,516,775
     Interest income                             (23,506)         (37,808)        (276,179)         (923,741)
     Interest expense                                 68           56,474            3,002         1,966,147
                                           --------------  ---------------  ---------------   ---------------

Total other (income) expenses                 (5,409,252)       1,136,765          344,913         2,293,213
                                           --------------  ---------------  ---------------   ---------------

Net income (loss)                           $  3,466,602    $  (5,244,751)   $  (5,498,637)    $ (36,903,827)
                                           ==============  ===============  ===============   ===============

Per share data:

     Basic and diluted                      $       0.20    $       (0.29)   $       (0.31)
                                           ==============  ===============  ===============

Weighted average number
    of common shares used in
    basic and diluted loss per share          17,186,233       17,827,893       17,560,013
                                           ==============  ===============  ===============


(1) Excludes non-cash, stock-based compensation expense as follows:

     Research and development               $          -    $           -    $           -     $     456,239
     Sales and marketing                               -           30,587          261,463         5,336,558
     General and administrative                    6,050            4,664          648,356         5,612,913
                                           --------------  ---------------  ---------------   ---------------

                                            $      6,050    $      35,251    $     909,819     $  11,405,710
                                           ==============  ===============  ===============   ===============


                                See Notes to Consolidated Financial Statements.


                                   TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                                   From
                                                                                                Inception
                                                                Year                            (July 14,
                                                               Ended                             1994) to
                                                            December 31,                        December 31,
                                               2003             2002             2001              2003
                                               ----             ----             ----              ----

Net income (loss)                           $  3,466,602    $  (5,244,751)   $  (5,498,637)    $ (36,903,827)

Other comprehensive income (loss)
     Foreign currency translation
       adjustments                                (3,263)          47,336           (9,312)           81,007
                                           --------------  ---------------  ---------------   ---------------

            Comprehensive income (loss)     $  3,463,339    $  (5,197,415)   $  (5,507,949)    $ (36,822,820)
                                           ==============  ===============  ===============   ===============


                                See Notes to Consolidated Financial Statements.


                                              TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                              Common Stock       Additional
                                                                   Common Stock               Subscribed           Paid-in
                                              Shares           Amount           Shares            Amount           Capital
                                              ------           ------           ------            ------           -------
Balances at July 14, 1994 (date of
  inception)                                           -   $            -               -     $           -    $             -

Issuances of common stock, par value $.001
   Services rendered                           1,200,000            1,200
   Cash                                        1,200,000            1,200                                               23,800

Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------
Balances at December 31, 1994                  2,400,000            2,400               -                 -             23,800

Common stock contributed                        (561,453)            (561)                                                 561
Issuances of common stock, par value $.001
   Services rendered                             361,453              361                                               17,712
Stock options and warrants granted                                                                                         600
Foreign currency translation adjustment
Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------

Balances at December 31, 1995                  2,200,000            2,200               -                 -             42,673

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467        850,000              850                                              362,683
Foreign currency translation adjustment
Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------
Balances at December 31, 1996                  3,050,000            3,050               -                 -            405,356

Common stock contributed                        (135,000)            (135)                                                 135

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551       908,000              908                                            5,000,440
   Services rendered                              74,000               74                                              832,551
   Exercise of options                           374,548              375                                                3,370
Common stock subscriptions                                                          16,000           100,000
Sale of Underwriters warrants                                                                                               80
Stock options and warrants granted                                                                                   1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------
Balances at December 31, 1997                  4,271,548            4,272           16,000           100,000         8,117,275

Common stock subscriptions                        16,000               16          (16,000)         (100,000)           99,984
Common Stock forfeited                        (1,000,000)          (1,000)                                               1,000
Transfer of temporary equity to permanent
  capital                                         15,000               15                                               77,141
Issuances of common stock, par value $.001
   Cash                                           41,667               42                                               24,958
   Services rendered                             244,000              244                                              620,344
Stock options and warrants granted
  (cancelled)                                                                                                         (255,992)
Discount relating to shares and warrants
  issued                                         156,111              156                                              486,307
Amortization of deferred compensation
Warrant exchange                                 432,000              432                                                 (432)
Foreign currency translation adjustment
Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------
                                                                                        -                 -
Balances at December 31, 1998                  4,176,326            4,177                                            9,170,585

Issuances of common stock, par value $.001
   Cash                                          314,774              315                                              225,140
   Services rendered                           1,227,000            1,227                                            1,669,548
   Exercise of option                          1,714,952            1,715                                            1,401,660
Stock options granted  (cancelled)                                                                                   4,449,015
Conversion of debt into common stock           3,220,508            3,221                                            3,376,748
Fair value of warrants associated with
  financing agreement                                                                                                3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion
  feature of convertible notes                                                                                         572,505
Foreign currency translation adjustment
Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------
Balances at December 31, 1999                 10,653,560           10,654               -                 -         24,710,602

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000     3,680,937            3,681                                           13,266,319
   Services rendered                              16,269               16                                              114,609
   Exercise of options and warrants            3,005,574            3,006                                              220,716
Stock options granted                                                                                                2,028,720
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------
Balances at December 31, 2000                 17,356,340           17,357               -                 -         40,340,966

Issuances of common stock, par value $.001
   Exercise of options and warrants              237,556              238                                               17,012
Stock options granted                                                                                                  168,604
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------
Balances at December 31, 2001                 17,593,896           17,594               -                 -         40,526,583

Issuances of common stock, par value $.001
   Exercise of options and warrants              667,671              668                                                1,314
Stock options granted                                                                                                    5,696
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                           --------------  ---------------  ---------------   ---------------  ----------------
Balances at December 31, 2002                 18,261,567 $         18,262               -   $             -  $      40,533,593 $

Issuances of common stock, par value $.001
   Exercise of options and warrants               60,000               60
Stock options granted (forfeited)                                                                                       (3,611)
Amortization of deferred compensation
Macrovision sale                              (1,880,937)          (1,881)                                            (656,506)
Foreign currency translation adjustment
Net income
                                           --------------  ---------------  ---------------   ---------------  ----------------
Balances at December 31, 2003                 16,440,630   $       16,441                -    $            -   $    39,873,476
                                           ==============  ===============  ===============   ===============  ================

(CONTINUED)

                                                               Deficit
                                               Foreign        Accumulated
                                              Currency         During
                                             Translation      Development   Deferred
                                             Adjustment         Stage      Compensation   Total
                                             ----------         -----      ------------   -----
Balances at July 14, 1994 (date of
  inception)                               $            -    $         -   $        -  $         -

Issuances of common stock, par value $.001
   Services rendered                                                                         1,200
   Cash                                                                                     25,000

Net loss                                                         (42,085)                  (42,085)
                                           ----------------  ------------  ----------  ------------
Balances at December 31, 1994                           -        (42,085)           -      (15,885)

Common stock contributed
Issuances of common stock, par value $.001
   Services rendered                                                                        18,073
Stock options and warrants granted                                                             600
Foreign currency translation adjustment             22,652                                  22,652
Net loss                                                        (896,663)                 (896,663)
                                           ----------------  ------------  ----------  ------------

Balances at December 31, 1995                       22,652      (938,748)           -     (871,223)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467                                                  363,533
Foreign currency translation adjustment             35,044                                  35,044
Net loss                                                      (1,121,211)               (1,121,211)
                                           ----------------  ------------  ----------  ------------
Balances at December 31, 1996                       57,696    (2,059,959)           -   (1,593,857)

Common stock contributed                                                                         -

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551                                               5,001,348
   Services rendered                                                        (500,000)      332,625
   Exercise of options                                                                       3,745
Common stock subscriptions                                                                 100,000
Sale of Underwriters warrants                                                                   80
Stock options and warrants granted                                        (1,875,343)            -
Amortization of deferred compensation                                        972,567       972,567
Foreign currency translation adjustment            (19,667)                                (19,667)
Net loss                                                      (4,119,612)               (4,119,612)
                                           ----------------  ------------  ----------  ------------
Balances at December 31, 1997                       38,029    (6,179,571)  (1,402,776)     677,229

Common stock subscriptions                                                                         -
Common Stock forfeited                                                                             -
Transfer of temporary equity to permanent
  capital                                                                                   77,156
Issuances of common stock, par value $.001
   Cash                                                                                     25,000
   Services rendered                                                        (620,588)              -
Stock options and warrants granted
  (cancelled)                                                                255,992               -
Discount relating to shares and warrants
  issued                                                                                   486,463
Amortization of deferred compensation                                      1,173,139     1,173,139
Warrant exchange                                                                                   -
Foreign currency translation adjustment             41,386                                  41,386
Net loss                                                      (5,578,540)               (5,578,540)
                                           ----------------  ------------  ----------  ------------

Balances at December 31, 1998                       79,415   (11,758,111)   (594,233)   (3,098,167)

Issuances of common stock, par value $.001
   Cash                                                                                    225,455
   Services rendered                                                        (445,725)    1,225,050
   Exercise of option                                                                    1,403,375
Stock options granted  (cancelled)                                          (613,435)    3,835,580
Conversion of debt into common stock                                                     3,379,969
Fair value of warrants associated with
  financing agreement                                                                    3,845,400
Amortization of deferred compensation                                      1,374,518     1,374,518
Value assigned to beneficial conversion
  feature of convertible notes                                                             572,505
Foreign currency translation adjustment            (22,444)                                (22,444)
Net loss                                                     (13,072,237)              (13,072,237)
                                           ----------------  ------------  ----------  ------------
Balances at December 31, 1999                       56,971   (24,830,348)   (278,875)     (330,996)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000                                              13,270,000
   Services rendered                                                                       114,625
   Exercise of options and warrants                                                        223,722
Stock options granted                                                      (2,028,720)             -
Amortization of deferred compensation                                      1,527,024     1,527,024
Foreign currency translation adjustment            (10,725)                                (10,725)
Net loss                                                      (4,796,693)               (4,796,693)
                                           ----------------  ------------  ----------  ------------
Balances at December 31, 2000                       46,246   (29,627,041)   (780,571)    9,996,957

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                         17,250
Stock options granted                                                       (168,604)              -
Amortization of deferred compensation                                        909,959       909,959
Foreign currency translation adjustment             (9,312)                                 (9,312)
Net loss                                                      (5,498,637)               (5,498,637)
                                           ----------------  ------------  ----------  ------------
Balances at December 31, 2001                       36,934   (35,125,678)    (39,216)    5,416,217

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                          1,982
Stock options granted                                                         (5,696)              -
Amortization of deferred compensation                                         35,251        35,251
Foreign currency translation adjustment             47,336                                  47,336
Net loss                                                      (5,244,751)               (5,244,751)
                                           ----------------  ------------  ----------  ------------
Balances at December 31, 2002                       84,270 $ (40,370,429)$    (9,661)$     256,035

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                             60
Stock options granted (forfeited)                                              3,611               -
Amortization of deferred compensation                                          6,050         6,050
Macrovision sale                                                                          (658,387)
Foreign currency translation adjustment             (3,263)                                 (3,263)
Net income                                                     3,466,602                 3,466,602
                                           ----------------  ------------  ----------  ------------
Balances at December 31, 2003              $        81,007   $(36,903,827) $       -   $ 3,067,097
                                           ================  ============  ==========  ============


                                              TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                        From
                                                                                    Year                              Inception
                                                                                   Ended                           (July 14, 1994)
                                                                                December 31,                       to December 31,
                                                                  2003              2002             2001               2003
                                                                  ----              ----             ----               ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            $ 3,466,602      $ (5,244,751)     $ (5,498,637)    $ (36,903,827)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation and amortization                                    4,333            83,716            85,597           953,357
     Forgiveness of note receivable, officer                         66,667            33,333                -            100,000
     Loss from write-down of fixed assets                            33,181           162,192                -            195,373
     Bad debt expense                                                    -            161,000                -            161,000
     Amortization of note discount and finance costs                     -                 -                 -          4,666,225
     Translation adjustment                                              -                 -                 -             (1,528)
     Beneficial conversion feature of convertible debt                   -                 -                 -            572,505
     Stock, warrants and options issued for services and
      legal settlement                                                6,050            35,251           909,819        11,578,671
     Payment of common stock issued with guaranteed
      selling price                                                      -                 -                 -           (155,344)
     Net losses of affiliate                                             -            369,409           618,090         1,196,656
     Impairment loss on investment in affiliate                          -            748,690                -            748,690
     Gain on sale of Copy Protection Business                    (5,708,328)               -                 -         (5,708,328)
     Gain on sale of investment in affiliate                        (40,000)               -                 -            (40,000)
     Increase (decrease) in cash attributable
      to changes in assets and liabilities
        Accounts receivable                                              -                950               929               554
        Prepaid expenses and other current assets                  (155,513)           55,256           (57,063)         (250,236)
        Other assets                                                  6,300            (2,750)           (3,550)
        Accounts payable                                           (404,754)           (3,129)          105,120          (454,048)
        Accrued expenses                                            (37,380)          (80,778)          596,054         1,110,629
        Accrued severance pay                                        64,734          (400,704)          122,141           (57,629)
        Interest payable                                                 -                 -                 -            251,019
                                                             ---------------   ---------------  ----------------  ----------------

     Net cash used by operating activities                       (2,698,108)       (4,082,315)       (3,121,500)      (22,036,261)
                                                             ---------------   ---------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                   -             31,022             2,837            68,594
   Purchases of property and equipment                              (16,067)         (111,665)          (86,931)       (1,002,602)
   Proceeds from sale of Copy Protection Business                 5,050,000                -                 -          5,050,000
   Proceeds from sale of investment in affiliate                     40,000                -                 -             40,000
   Investment in ComSign, Ltd.                                           -                 -                 -         (2,000,000)
   Increase in note receivable, officer                                  -           (100,000)               -           (100,000)
   Increase in note receivable                                           -                 -           (130,000)         (130,000)
   Increase in organization costs                                        -                 -                 -             (7,680)
                                                             ---------------   ---------------  ----------------  ----------------

     Net cash provided by (used in) investing activities          5,073,933          (180,643)         (214,094)        1,918,312
                                                             ---------------   ---------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                -              1,982            17,250        21,177,354
   Stock offering costs                                                  -                 -                 -           (475,664)
   Deferred financing costs                                              -                 -                 -           (682,312)
   Proceeds from short-term borrowings                                   -                 -                 -          1,356,155
   Proceeds from long-term debt                                          -                 -                 -          2,751,825
   Proceeds from convertible debentures                                  -                 -                 -          2,000,000
   Repayment of short-term borrowings                                    -                 -                 -         (1,357,082)
   Repayments of long-term debt                                          -                 -                 -         (1,615,825)
                                                             ---------------   ---------------  ----------------  ----------------

     Net cash provided by financing activities                           -              1,982            17,250        23,154,451
                                                             ---------------   ---------------  ----------------  ----------------

Effect of exchange rate changes on cash                               1,380              (408)           (1,073)           (5,412)
                                                             ---------------   ---------------  ----------------  ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2,377,205        (4,261,384)       (3,319,417)        3,031,090

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    653,885         4,915,269         8,234,686                -
                                                             ---------------   ---------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 3,031,090         $ 653,885       $ 4,915,269       $ 3,031,090
                                                             ===============   ===============  ================  ================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
     Cash paid during the period for interest                          $ 68             $ 882       $     3,002       $   476,978
                                                             ===============   ===============  ================  ================

     Noncash investing transaction
        Common stock returned to the Company from the
        sale of Copy Protection Business                          $ 658,328            $   -        $         -        $   658,328
                                                             ===============   ===============  ================  ================

     Exchange of fixed assets for rent                            $   4,000            $   -        $         -        $     4,000
                                                             ===============   ===============  ================  ================


                                           See Notes to Consolidated Financial Statements.

                    TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

TTR Technologies, Inc ("TTR" or the "Company") was previously engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the internet (the "Copy Protection Business"). Effective May 28, 2003, the Company consummated the sale of its Copy Protection Business pursuant to an Asset Purchase Agreement dated as of November 4, 2002, (the "Purchase Agreement") with Macrovision Corporation ("Macrovision"), then one of the Company's largest stockholders and Macrovision Europe, Ltd., an affiliate of Macrovision (collectively, the "Purchaser"). See Note 3.

Following the sale of the Company's Copy Protection Business, then existing management, considered several possible alternatives regarding the Company's strategic direction, including, the acquisition, development or investment in new lines of business. Subsequent to year end the Company entered into a Development and Licensing Agreement with Lucent Technologies. See Note 12 "Subsequent Events."

GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had net income of $3,466,602 during the year ended December 31, 2003 primarily from the proceeds of the sale of the Copy Protection Business, resulting in a cash balance of $3,031,090 as of December 31, 2003. Upon the consummation of the Lucent transaction on March 4, 2004, the Company had a cash balance of approximately $1.5 million. As of March 4, 2004, the Company had remitted to Lucent $1.2 million and is obligated to remit to Lucent an additional $1.8 million through February 15, 2005 and $350,000 required for specified regulatory specifications, not including normal operating expenses.

The Company will need to raise capital or generating revenue in order to meet its obligations under the transaction with Lucent, enter into its new business and maintain its operations. The Company has no commitments in respect of the raising of such capital nor does it have any revenue generating agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, TTR Ltd. TTR Ltd. has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

CASH EQUIVALENTS

Cash equivalents consist of short-term, highly liquid debt investments that are readily convertible into cash with maturities when purchased of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, current receivables, accounts payable and accrued expenses, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

STOCK BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") and Consensus No. 96-18, and recognized over the related service period. The

Company has adopted the disclosure provisions required by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123. Accordingly, see below for disclosures required in accordance with SFAS No. 148.

                                                            Year ended
                                                           December 31,
                                               2003            2002            2001
                                               ----            ----            ----
Net income (loss)
    As reported                              $3,466,602    $(5,244,751)    $(5,498,637)

Add: Stock-based employee compensation
   expense included in reported net income
   (loss), net of related tax effects            6,050          35,251         909,819

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related
   tax effects                                (610,045)       (494,124)     (1,393,060)
                                             ---------       ---------       ---------
    Pro forma                                $2,862,607    $(5,703,624)    $(6,627,561)
                                             =========       =========       =========

Net income (loss) per share, basic and diluted
    As reported                                 $ 0.20         $(0.29)         $(0.31)
                                                  ====           ====            ====
    Pro forma                                   $ 0.17         $(0.32)         $(0.38)
                                                  ====           ====            ====

The fair value of each option granted in 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                       2003           2002          2001
                                       ----           ----          ----

Risk free interest rates                N/A           3.45%         3.97%
Expected option lives                   N/A           3.14          3.26
Expected volatilities                   N/A         145.00%       106.00%
Expected dividend yields               None           None          None

FOREIGN CURRENCY TRANSLATIONS
The financial statements of TTR Ltd. have been translated into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board
(FASB). Assets and liabilities have been translated at year-end (period-end) exchange rates and expenses have been translated at average rates prevailing during the year. The translation adjustments have been recorded as a separate component in the consolidated statement of stockholders' equity (deficiency).

NET INCOME (LOSS) PER SHARE
Basic earnings (loss) per share, "EPS" is computed by dividing net income (loss) applicable to common shares by the weighted-average of common shares outstanding during the period.

Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares issuable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their effect would be antidilutive.

Common stock equivalents have been excluded from the weighted-average shares for the year ended 2003 and 2002, as inclusion is anti-dilutive. Potentially dilutive options and warrants of 3,670,175 and 4,886,875 are outstanding at December 31, 2003 and 2002, respectively.

DEPRECIATION AND AMORTIZATION
Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. For leasehold improvements, amortization is provided over the shorter of the estimated useful lives of the assets or the lease term. During the year ended 2003, the majority of the Company's property and equipment was either sold or written-off.

RESEARCH AND DEVELOPMENT COSTS
There were no research and development expenditures in the year ended 2003.

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

COMPREHENSIVE INCOME (LOSS)
In January 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income or loss. The foreign currency translation adjustment is the Company's only component of comprehensive loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003 and revised in December 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company's financial statements.

NOTE 3 - CLOSING OF SALE TO MACROVISION CORPORATION
On May 28, 2003, the Company consummated the sale of its music copy protection and digital rights management assets to Macrovision for a cash sales price of $5,050,000 and return for cancellation 1,880,937 shares of the Company's Common Stock that Macrovision purchased in January 2000 for $4.0 million. The Company recorded a gain on sale of $5.7 million in its statement of operations during the quarter ended June 30, 2003 consisting of $5,050,000 in cash and $658,387 representing the value of the common stock returned for cancellation to the Company based on the closing price of the stock on May 28, 2003.

Under this Agreement, the Company undertook to indemnify Macrovision for certain losses as set forth in the Agreement. The Company's indemnification obligations continue through November 2004 and are limited by an overall cap of $5.25 million, except with respect to matters relating to any bulk sales laws, fraudulent conveyance laws, or certain pre-sale contractual liabilities.

NOTE 4 - NOTES RECEIVABLE
In July 2001, in connection with a consulting agreement, the Company advanced a loan to a consultant in the amount of $130,000, evidenced by a promissory note. The note bears interest at the rate of 8% per annum, and was due on June 27, 2002. As collateral for the loan, the consultant pledged 150,000 Company shares of Common Stock issuable to him upon the exercise of 150,000 unexercised options. Pursuant to consulting agreements, the consultant was granted 50,000 and 100,000 immediately vested options exercisable at $.35 and $6.00 per share, respectively. On or about June 20, 2003, the Company initiated litigation in the Supreme Court of the State of New York, County of Westchester, against Ripp Entertainment Group, Inc. ("Ripp"), seeking the sum of $130,000 on a defaulted promissory note. Ripp removed the case to Federal Court and filed an answer with two counterclaims against the Company, seeking (a) compensatory damages in excess of $1,000,000 and punitive damages in the amount of $3,000,000 for allegedly fraudulently inducing Ripp to enter into a certain Consulting Agreement with the Company, and (b) damages in excess of $210,000 for the Company's alleged failure to pay Ripp for services rendered under the Consulting Agreement. A settlement has been reached pursuant to which both the Company's claims and Ripp's counterclaims were dismissed with prejudice.

In May 2002, in accordance with the terms of an employment agreement with its then Chief Executive Officer, the Company loaned the officer $100,000 for a three-year term with interest at the rate of four percent per annum. At the end of each calendar year beginning December 31, 2002, the Company agreed to forgive one-third of the loan and the related accrued interest thereon as additional compensation, except under certain conditions where the officer resigns or his employment is terminated by the Company for cause. In October 2003, the officer executed a Termination and Settlement Agreement with the Company pursuant to which he resigned from all positions with the Company. In consideration of his waiver of certain claims under his employment agreement, the outstanding balance of approximately $67,000 of the advance of $100,000 was extinguished and accrued interest was forgiven.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     December 31,
                                                 2003           2002
                                                 ----           ----
Computer equipment                              $2,808        $30,097
Office equipment                                  --           16,258
Vehicles                                          --           27,579
                                                ------        -------
                                                 2,808         73,934
Less:  Accumulated depreciation                   (508)       (50,841)
                                                ------        -------
               Property and Equipment, net      $2,300        $23,093
                                                ======        =======

Depreciation expense was $4,333, $83,716 and $85,597 for the years ended December 31, 2003, 2002 and 2001 respectively. During the year ended 2003, the majority of the Company's property and equipment was either sold or written-off, resulting in a loss of $33,181.

NOTE 6 - INVESTMENT IN COMSIGN, LTD.
During the year ended December 31, 2002, the Company wrote-off the remaining goodwill and the balance of its investment in ComSign, Ltd.. During the year ended December 31, 2003, the Company sold its equity interest in ComSign, Ltd. for $40,000 to Comda, Ltd. the other stockholder in ComSign, Ltd. Since the Company had previously written off this entire investment, the $40,000 has been recorded as a gain on sale of its investment in ComSign, Ltd. during the year ended December 31, 2003. Accordingly, the Company is no longer providing summarized financial data for ComSign, Ltd.

NOTE 7 - INCOME TAXES
At December 31, 2003, the Company had available approximately $20 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2023, and approximately $6 million of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership.

Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                  December 31,
                                                  ------------
                                             2003                2002
                                             ----                ----
Net operating loss carryforwards         $8,878,622         $9,528,747
Stock based compensation                    352,050            833,763
Other                                       240,296            240,058
                                          ---------          ---------
      Total deferred tax assets           9,470,968         10,602,568
      Valuation allowance                (9,470,968)       (10,602,568)
                                         ----------          ---------
      Net deferred tax assets            $       --        $        --
                                          =========         ==========

The valuation allowance decreased $1,131,600 and increased $1,506,583 for the years ended December 31, 2003 and 2002 respectively.

NOTE 8 - STOCKHOLDERS' EQUITY
STOCK OPTION PLANS
In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the "Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1999, the Plan was amended to increase the total number of shares available for grant to 1.5 million. As of December 31, 2003 a total of 714,566 options were outstanding under the 1996 Plan and future grants have been discontinued.

In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan ("the Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 75,000. In August 2002, the Company adopted the 2002 Non-Employee

Directors' Plan (the "2002 Directors' Plan") which provides for 275,000 shares available for grant. Both plans provide for the grant of options to directors who are not otherwise employed by the Company. As of December 31, 2003, outstanding options under the Directors' Plan and the 2002 Directors' Plan totaled 0.

In July 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan") and has reserved a total of 1.5 million shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 3,500,000. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. As of December 31, 2003, there were 1,285,609 options outstanding under the 2000 Incentive Plan. The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to five years.

OTHER OPTION GRANTS
In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements. Stock option activity for 2001, 2002 and 2003 is summarized as follows:

                                                                                                  Weighted
                                                                                                  Average
                                                                Options                           Exercise
                                                Plan            Non plan           Total           Price
                                                ----            --------           -----
Options outstanding, January 1, 2001              2,785,625          50,000          2,835,625         $3.18
Granted                                             575,000               0            575,000          3.53
Exercised                                          (80,000)        (50,000)          (130,000)          0.01
Forfeited                                           (4,000)               0            (4,000)          6.03
                                                    -------                            -------

Options outstanding, December 31, 2001            3,276,625               0          3,276,625          3.36
Granted                                             905,000               0            905,000          0.85
Exercised                                         (332,150)               0          (332,150)          0.01
Forfeited                                         (742,600)               0          (742,600)          3.30
                                                  ---------                          ---------

Options outstanding, December 31, 2002            3,106,875               0          3,106,875          2.81
Granted                                                   0               0                  0          0.00
Exercised                                          (60,000)               0           (60,000)          0.01
Forfeited                                       (1,046,700)               0        (1,046,700)          1.64
                                                -----------                        -----------

Options outstanding and exercisable,
December 31, 2003                                 2,000,175               0         2,000,175          $3.50
                                                  ----------             --         ---------

Shares of common stock available for
future grant under the plan                       2,564,391
                                                  ---------

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                                  Options Exercisable
                                                  Weighted Average                                   Weighted
                                             Remaining                                                Average
                               Number       Contractual      Exercise             Number             Exercise
Ranges of Price             Outstanding        Life            Price           Exercisable             Price
---------------             -----------        ----            -----           -----------             -----
  $0.16                            50,000           8.77             0.16                50,000        0.16
$1.53-1.68                        293,300           7.87             1.66               293,300        1.66
$2.56-3.56                        324,941           6.29             3.25               324,941        3.25
$3.91-5.06                      1,323,934           6.47             4.08             1,323,934        4.08
$6.84-7.00                          8,000           4.41             6.93                 8,000        6.93
                                   ------          -----            -----                ------        ----

$0.16-$7.00                     2,000,175           6.69            $3.50             2,000,175       $3.50
                               ----------          -----           ------            ----------       -----

Weighted-average grant date fair value of options granted in 2003, 2002 and 2001, under the Black-Scholes option pricing model, was none, $0.69 and $2.18 per option, respectively.

WARRANTS
Warrant activity for 2001, 2002 and 2003 is summarized as follows:

                                                                             Weighted
                                                                             Average
                                                                             Exercise
                                                        Warrants              Price
                                                        --------              -----

Warrants outstanding, January 1, 2001                      2,224,458             $ 7.65
Granted                                                            0             $    -
Exercised                                                          0             $    -
Forfeited                                                          0             $    -
                                                    -----------------     --------------

Warrants outstanding, December 31, 2001                    2,224,458             $ 7.65
Granted                                                            0             $    -
Exercised                                                          0             $    -
Forfeited                                                   -444,458             $ 6.83
                                                    -----------------     --------------

Warrants outstanding, December 31, 2002                    1,780,000             $ 7.85
Granted                                                            0             $    -
Exercised                                                          0             $    -
Forfeited                                                   -110,000             $ 4.30
                                                    -----------------     --------------

Warrants outstanding and exercisable,
December 31, 2003                                          1,670,000             $ 8.08
                                                    -----------------     --------------


There are an additional 495,000 warrants with an exercise price of $22.21 that are issuable upon the exercise of certain warrants with an exercise price of $8.84.

STOCK ISSUANCES

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

During the year ended December 31, 2003, the Company completed the following common stock transactions:

The Company issued 60,000 shares of Common Stock from the exercise of various outstanding stock options.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
LITIGATION
The Company is or has been involved in the following legal proceedings:

On or about June 20, 2003, the Company initiated litigation in the Supreme Court of the State of New York, County of Westchester, against Ripp Entertainment Group, Inc. ("Ripp"), seeking the sum of $130,000 on a defaulted promissory note. Ripp removed the case to Federal Court and filed an answer with two counterclaims against the Company, seeking (a) compensatory damages in excess of $1,000,000 and punitive damages in the amount of $3,000,000 for allegedly fraudulently inducing Ripp to enter into a certain Consulting Agreement with the Company, and (b) damages in excess of $210,000 for the Company's alleged failure to pay Ripp for services rendered under the Consulting Agreement. In November 2003, a settlement was reached pursuant to which both the Company's claims and Ripp's counterclaims were dismissed with prejudice. In addition, Ripp surrendered to the Company the 150,000 stock options which it had obtained in conjunction with the Consulting Agreements dated June 27, 2001 and September 25, 2000.

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

The Company has notified the insurer that issued a directors and officers' liability policy to the Company covering the period in which the filing of the Eilenberg and Sturm actions occurred. The Company is seeking, among other things, to recover its costs of defense to the extent provided in the policy.

On November 17, 2003, The Company and the plaintiffs in each of the Eilenberg Action and the Sturm Action entered into a settlement agreement (the "Settlement Agreement") pursuant to which (i) the Company paid the plaintiffs in the aggregate approximately $333,000 to the plaintiffs in the Eilenberg Action, the parties exchanged mutual releases and (iii) the insurer made certain payment to the plaintiffs. Under the Settlement Agreement, the Company and each of the other named defendants in each of the Sturm Action and the Eilenberg Action denied any violation of federal or state laws. By consent of the parties, on December 1, 2003, United States District Court for the Southern District of New York entered an order dismissing the each of the Eilenberg Action and the Sturm Action with prejudice and without costs.

The Company's former attorneys commenced an action in state court in New York in January 2003 seeking unpaid legal fees in the approximate amount of $324,000. The Company's answer denies the complaint's material allegations and alleges as defenses that it was over-billed in unreasonable amounts and otherwise damaged by the law firm's failure to advise properly in the Sturm Action. While conducting discovery, the parties engaged in settlement negotiations. On October 29, 2003, the parties executed a Settlement Agreement agreeing to resolve all outstanding claims with regard to the dispute. Under the terms of the Settlement Agreement, the Company's former attorneys dismissed all outstanding claims in the action with prejudice and the Company agreed paid to Company's former attorneys $133,899 with respect to its invoices in the Sturm Action, $73,748 with respect to its invoices in the Eilenberg Action, and $42,353 with respect to general Company matters. The parties also exchanged mutual general releases.

EMPLOYMENT AND TERMINATION AGREEMENTS

In October 2003, Daniel C. Stein, TTR's former Chief Executive Officer ("Mr. Stein"), was paid a one-time gross payment of $78,000 under the terms of his Termination and Settlement Agreement with the Company. Additionally, in consideration of Mr. Stein's waiver of certain claims under his employment agreement, the outstanding balance of approximately $67,000 of the advance of $100,000 made to Mr. Stein upon the commencement of his employment in May 2002 was extinguished. The initial one-third of such advance (approximately $33,000) was, consistent with the terms of Mr. Stein's employment agreement, extinguished at year-end 2002. In addition, the 550,000 stock options held by Mr. Stein were extinguished and are no longer exercisable. In connection with his resignation, Mr. Stein also received certain limited benefits, including limited indemnification and general releases.

The Company's aggregate annual commitments under the existing employment agreements are approximately $322,000 and $268,500 during 2004 and 2005. In addition, each of the employment agreements provides for payments through the term of the employment agreement under certain circumstances.

LEASE COMMITMENTS
As of December 31, 2003, the Company had no lease obligations.

NOTE 10 - GEOGRAPHIC DATA


                               U.S. % of Total                  Israel % of
Total
For the year ended
December 31, 2003
   Revenue                 $        --        0.00%     $        --       0.00%
   Operating gain (loss)   $(2,233,797)     -64.44%     $ 5,700,399     164.44%
   Identifiable assets     $ 3,253,968      100.00%     $        --       0.00%

For the year ended
December 31, 2002
   Revenue                 $        --        0.00%     $        --       0.00%
   Operating loss          $(2,969,015)      72.27%     $(1,138,971)     27.73%
   Identifiable assets     $   765,530       93.94%     $    49,414       6.06%

For the year ended
December 31, 2001
   Revenue                 $        --        0.00%     $        --       0.00%
   Operating loss          $(2,589,846)      50.25%     $(2,563,878)     49.75%
   Identifiable assets     $ 5,163,161       78.82%     $ 1,387,786      21.18%


NOTE 11 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                    1st Qtr.    2nd Qtr.     3rd Qtr.     4th Qtr.        Total
                    --------    --------     --------     --------       -------
2003
Revenues             $ --        $ --          $ --         $ --          $ --
Net income (loss) $(560,386)   $4,990,778    $(770,310)   $(193,480)    $3,466,602
Net income (loss) per share -
basic and diluted    $(.03)      $.28         $(.05)        $.00          $.20

2002
Revenues             $ --        $ --          $ --         $ --          $ --
Net loss          $(950,152)  $(1,887,785) $(1,166,735) $(1,240,079)   $(5,244,751)
Net loss per share -
basic and diluted    $(.05)      $(.11)       $(.07)       $(.06)        $(.29)

2001
Revenues             $ --        $ --          $ --         $ --          $ --
Net loss        $(1,291,867)  $(1,276,115) $(1,355,739) $(1,574,916)   $(5,498,637)
Net loss per share -
basic and diluted    $(.07)      $(.07)        $(.08)       $(.09)       $(.31)


NOTE 12 - SUBSEQUENT EVENTS

The Company announced on January 14, 2004 that it and Lucent Technologies, Inc. ("Lucent") entered into the Development and Licensing Agreement, effective as of January 6, 2004, as subsequently amended as of January 16, 2004 (the "Development and Licensing Agreement"), pursuant to which Lucent has agreed to develop for and license to the Company next-generation management and routing technologies and equipment designed to provide Fiber-to-the-Premises (FTTP) capabilities for voice, video, data, and voice-over-Internet protocol (VoIP) services. The Development and Licensing Agreement contemplates that Lucent deliver to the Company design models of specified equipment designed to enable the provision of very rapid broadband access to a range of communication services directly to the consumer's facility (collectively, the "Equipment"). On February 10, 2004, the Company filed with the Securities and Exchange Commission ("SEC") a definitive proxy statement (the "Proxy Statement") soliciting stockholder approval to enter into the transactions contemplated by the Development and Licensing Agreement (collectively, the "Transaction"). A special meeting of the stockholders was scheduled for and held on March 4, 2004, at which the Company's stockholders approved the Transaction. Following stockholder approval of the Transaction, the Company has commenced operations to provide and market products in the field of advanced telecommunication equipment. As of March 4, 2004, the Company had remitted to Lucent $1 million and is obligated to remit to Lucent another $2 million through February 15, 2005 and $350,000 required for specified regulatory specifications, not including normal operating expenses.

On January 21, 2004, the Company's Compensation Committee awarded 164,406 non-qualified, options to purchase the company's common stock at a $0.56 strike price and immediate vesting with a 5 year life, to independent director Richard Rosenblum and another 164,406 non-qualified, options to purchase the company's common stock at a $0.56 strike price and immediate vesting with a 5 year life, to independent director Juan Mendez.

On January 28, 2004, TTR and Mr. Judah Marvin Feigenbaum, former acting Chief Executive Officer and a director ("JMF"), entered into an agreement (the "Separation Agreement") whereby JMF resigned from all positions held with Company. Under the terms of the Separation Agreement, in consideration of releases to the Company, the Company paid to JMF approximately $60,000 for services provided during 2003, less payroll deductions and withholdings. The Company also issued to JMF a five-year option to purchase up to 164,406 shares of the Company's common stock, par value $0.001 (the "Common Stock") at a per share exercise price of $0.56 (a premium to the grant date's closing market price of the Common Stock), subject to cashless exercise provisions. Following the approval by the Company's stockholders of the Development and Licensing Agreement, the Company remitted to JMF a $60,000 payment. The Company also agreed, under certain conditions, to issue options to purchase up to an additional 328,812 shares of the Company's Common Stock at a per share exercise price not less than the market price at the time of issuance. JMF has agreed to certain restrictions on the sale or other transfer of shares of Common Stock issuable upon exercise of these options.

On March 3, 2004, the Company entered into a three-year employment agreement with Frank Galuppo as Chief Executive Officer and Director. The agreement provides for an annual base salary of $180,000 for the first 12 months, then increases to $210,000 per annum for the next 12 months and increases to $235,000 per annum for the last 12 months. If Mr. Galuppo is terminated other than for cause (as defined in the employment agreement) or if Mr. Galuppo terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of three month salary and benefits, if such event takes place within the first 12 months of employment; he will be entitled to receive the equivalent of six month salary and benefits if such event takes place after the first 12 months of employment. Additionally, in connection with his employment, the Mr. Galuppo was issued, under the Company's 2000 Equity Incentive Plan, options to purchase up to 1,315,250 shares of the Company's Common Stock, such option to vest over the next three (3) years in equal quarterly installments beginning June 30, 2004, in each case at a per share exercise price of $0.79.

On March 8, 2004, Raj Varadarajan, the Company's Vice President of Product Realization, was issued in conjunction with his employment agreement, options to purchase up to 100,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan, such option will vest on March 8, 2005, at a per share exercise price of $0.80.

On March 8, 2004, William Zakowski, the Company's Vice President of Business Development, was issued in conjunction with his employment agreement, options to purchase up to 100,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan, such option will vest on March 8, 2005, at a per share exercise price of $0.80.