Form 10QSB
period 2004-03-31
TTR TECHNOLOGIES INC
filed 2004-05-14
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

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

                                  718-851-2881
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]    No[ ]

The number of shares outstanding of the registrant's Common Stock as of May 14, 2004, is 16,440,330 shares.

Transitional Small Business Disclosure Format (Check one) Yes |_|    No |X|

                    TTR TECHNOLOGIES, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)

                                      Index


Forward Looking Statements                                                (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements *

        Condensed Consolidated Balance Sheets
          March 31, 2004 and December 31, 2003                              1

        Condensed Consolidated Statements of Operations
          For the three months ended March 31, 2004 and 2003                2

        Condensed Consolidated Statements of Comprehensive Loss
          For the three months ended March 31, 2004 and 2003                3

        Condensed Consolidated Statements of Cash Flows
          For the three months ended March 31, 2004 and 2003                4

Notes to the Condensed Consolidated Financial Statements                    5

Item 2. Management's Discussion and Analysis or Plan of Operation           9

Item 3. Controls and Procedures                                            11

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  12

Item 2. Changes in Securities                                              12

Item 3. Defaults upon Senior Securities                                    12

Item 4. Submission of Matters to a Vote of Security Holders                12

Item 5. Other Information                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                 14

Exhibits                                                                  I-1

*The Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.

                                      -(i)-

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE PROSPECTS FOR THE COMPANY'S NEW BUSINESS IN THE TELECOMMUNICATIONS FIELD; THE COMPANY'S INTENDED BUSINESS PLANS; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES; AND THE COMPANY'S PROSPECTS FOR RAISING ADDITIONAL CAPITAL. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE TELECOMMUNICATIONS FILED PARTICULARLY, COMPANY'S DIFFICULTY IN RAISING CAPITAL, COMPANY'S NET OPERATING LOSS CARRYFORWARDS, SUFFICIENCY OF CASH RESERVES, THE AVAILABILITY OF AND THE TERMS OF FINANCING, DILUTION OF THE COMPANY'S STOCKHOLDERS, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS, CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS, AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                      (ii)

                        TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 March 31,    December 31,
                                                                    2004          2003
                                                                    ----          ----
                                                                 (Unaudited)
                                          ASSETS
Current assets
     Cash and cash equivalents                                   $ 1,475,263   $ 3,031,090
     Prepaid expenses and other current assets                       191,190       220,578
                                                                ------------- -------------

     Total current assets                                          1,666,453     3,251,668

Property and equipment - net                                          14,099         2,300
                                                                ------------- -------------

     Total assets                                                $ 1,680,552   $ 3,253,968
                                                                ============= =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
     Accounts payable                                            $   113,680   $    93,145
     Accrued expenses                                                 50,592        28,992
     Accrued severance pay                                            78,699        64,734
                                                                ------------- -------------

     Total current liabilities                                       242,971       186,871
                                                                ------------- -------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding                -             -
Common stock, $.001 par value;
   50,000,000 shares authorized; 16,440,630 and 16,440,630
   issued and outstanding, respectively                               16,441        16,441
Additional paid-in capital                                        39,873,476    39,873,476
Other accumulated comprehensive income                                81,007        81,007
Deficit accumulated during the development stage                 (38,533,343)  (36,903,827)
                                                                ------------- -------------

     Total stockholders' equity                                    1,437,581     3,067,097
                                                                ------------- -------------

     Total liabilities and stockholders' equity                  $ 1,680,552   $ 3,253,968
                                                                ============= =============

                 See Notes to Condensed Consolidated Financial Statements.

                                            -1-

                                TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                                                                                 From
                                                                                              Inception
                                                                       Three Months           (July 14,
                                                                          Ended                1994) to
                                                                         March 31,            March 31,
                                                                    2004          2003           2004
                                                                    ----          ----           ----

Revenue                                                          $         -   $         -   $    125,724
                                                                ------------- -------------  -------------

Expenses
     Research and development (1)                                  1,250,000             -      6,954,131
     Sales and marketing (1)                                               -             -      4,457,457
     General and administrative (1)                                  385,123       558,654     13,393,163
     Stock-based compensation                                              -         3,202     11,405,710
     Bad debt expense                                                      -             -        161,000
                                                                ------------- -------------  -------------
Total expenses                                                     1,635,123       561,856     36,371,461
                                                                ------------- -------------  -------------

Operating loss                                                    (1,635,123)     (561,856)   (36,245,737)
                                                                ------------- -------------  -------------

Other (income) expense
     Legal settlement                                                       -             -       565,833
     Loss on investment                                                     -             -        17,000
     Other income                                                           -             -       (75,000)
     Net losses of affiliate                                                -             -     1,196,656
     Impairment loss on investment in affiliate                             -             -       748,690
     Gain on sale of Copy Protection Business                               -             -    (5,708,328)
     Gain on sale of investment in affiliate                                -             -       (40,000)
     Loss on disposition of fixed assets                                    -             -        29,181
     Amortization of deferred financing costs                               -             -     4,516,775
     Interest income                                                  (5,607)       (1,496)      (929,348)
     Interest expense                                                       -           26      1,966,147
                                                                ------------- -------------  -------------

Total other (income) expenses                                         (5,607)       (1,470)     2,287,606
                                                                ------------- -------------  -------------

Net loss                                                         $(1,629,516)  $  (560,386)  $(38,533,343)
                                                                ============= =============  =============

Per share data:

     Basic and diluted                                           $     (0.10)  $     (0.03)
                                                                ============= =============

Weighted average number
    of common shares used in
    basic and diluted loss per share                              16,440,630    18,261,567
                                                                ============= =============


(1) Excludes non-cash, stock-based compensation expense as follows:

     Research and development                                    $         -  $          -   $    456,239
     Sales and marketing                                                   -             -      5,336,558
     General and administrative                                            -         3,202      5,612,913
                                                                ------------- -------------  -------------

                                                                 $         -  $      3,202   $ 11,405,710
                                                                ============= =============  =============


                         See Notes to Condensed Consolidated Financial Statements.

                                                   -2-

                              TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                             (UNAUDITED)


                                                                                                 From
                                                                                              Inception
                                                                       Three Months           (July 14,
                                                                          Ended                1994) to
                                                                         March 31,            March 31,
                                                                    2004          2003           2004
                                                                    ----          ----           ----

Net loss                                                         $(1,629,516)   $ (560,386)  $(38,533,343)

Other comprehensive income (loss)
     Foreign currency translation adjustments                               -       (1,105)        81,007
                                                                ------------- -------------  -------------

            Comprehensive loss                                   $(1,629,516)   $ (561,491)  $(38,452,336)
                                                                ============= =============  =============










                     See Notes to Condensed Consolidated Financial Statements.

                                                -3-


                               TTR TECHNOLOGIES INC. AND ITS SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                                                 From
                                                                       Three Months           Inception
                                                                          Ended             (July 14, 1994)
                                                                         March 31,           to March 31,
                                                                    2004          2003           2004
                                                                    ----          ----           ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(1,629,516)   $ (560,386)  $(38,533,343)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation and amortization                                       343         4,563        953,700
     Forgiveness of note receivable, officer                               -             -        100,000
     Loss from write-down of fixed assets                                  -             -        195,373
     Bad debt expense                                                      -             -        161,000
     Amortization of note discount and finance costs                       -             -      4,666,225
     Translation adjustment                                                -             -         (1,528)
     Beneficial conversion feature of convertible debt                     -             -        572,505
     Stock, warrants and options issued for services and
       legal settlement                                                    -         3,202      11,578,671
     Payment of common stock issued with guaranteed selling
       price                                                               -             -       (155,344)
     Net losses of affiliate                                               -             -      1,196,656
     Impairment loss on investment in affiliate                            -             -        748,690
     Gain on sale of Copy Protection Business                              -             -     (5,708,328)
     Gain on sale of investment in affiliate                               -             -        (40,000)
     Increase (decrease) in cash attributable
      to changes in assets and liabilities
       Accounts receivable                                                 -             -            554
       Prepaid expenses and other current assets                      29,388        21,325       (220,848)
       Other assets                                                        -             -              -
       Accounts payable                                               20,535       106,114       (433,513)
       Accrued expenses                                               21,600         4,360      1,132,229
       Accrued severance pay                                          13,965             -        (43,664)
       Interest payable                                                    -             -        251,019
                                                                ------------- -------------  -------------

     Net cash used by operating activities                        (1,543,685)     (420,822)   (23,579,946)
                                                                ------------- -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                     -             -         68,594
   Purchases of property and equipment                               (12,142)            -     (1,014,744)
   Proceeds from sale of Copy Protection Business                          -             -      5,050,000
   Proceeds from sale of investment in affiliate                           -             -         40,000
   Investment in ComSign, Ltd.                                             -             -     (2,000,000)
   Increase in note receivable, officer                                    -             -       (100,000)
   Increase in note receivable                                             -             -       (130,000)
   Increase in organization costs                                          -             -         (7,680)
                                                                ------------- -------------  -------------

     Net cash provided by (used in) investing activities             (12,142)            -      1,906,170
                                                                ------------- -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                  -             -     21,177,354
   Stock offering costs                                                    -             -       (475,664)
   Deferred financing costs                                                -             -       (682,312)
   Proceeds from short-term borrowings                                     -             -      1,356,155
   Proceeds from long-term debt                                            -             -      2,751,825
   Proceeds from convertible debentures                                    -             -      2,000,000
   Repayment of short-term borrowings                                      -             -     (1,357,082)
   Repayments of long-term debt                                            -             -     (1,615,825)
                                                                ------------- -------------  -------------

     Net cash provided by financing activities                             -             -     23,154,451
                                                                ------------- -------------  -------------

Effect of exchange rate changes on cash                                    -          (470)        (5,412)
                                                                ------------- -------------  -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,555,827)     (421,292)     1,475,263

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   3,031,090       653,885              -
                                                                ------------- -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,475,263    $  232,593   $  1,475,263
                                                                ============= =============  =============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
     Cash paid during the period for interest                    $         -    $       26   $    476,978
                                                                ============= =============  =============


                   See Notes to Condensed Consolidated Financial Statements.

                                              -4-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of TTR Technologies, Inc. and its subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the information not misleading have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the accompanying financial statements, as of March 31, 2004, the Company had a cash balance of approximately $1.5 million. As discussed in note 3 below, the Company is required to remit to Lucent Technologies, Inc. ("Lucent") an additional $2.3 million through February 15, 2005, not including $350,000 required for specified regulatory specifications or normal operating expenses.

The Company will need to raise capital or generate revenue in order to meet its obligations under the transaction with Lucent, enter into its new business and maintain its operations. The Company has no commitments in respect of the raising of such capital nor does it have any revenue generating agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - AGREEMENT WITH LUCENT TECHNOLOGIES INC.
The Company and Lucent Technologies, Inc. ("Lucent") entered into a development and licensing agreement, effective as of January 6, 2004 (the "Development and Licensing Agreement"), pursuant to which Lucent agreed to develop for and license to the Company next-generation management and routing technologies and equipment designed to provide Fiber-to-the-Premises (FTTP) capabilities for voice, video, data, and voice-over-Internet protocol (VoIP). It is contemplated that Lucent will deliver to the Company design models of specified equipment designed to enable the provision of very rapid broadband access to a range of communication services directly to the consumer's facility (collectively, the "Equipment") by September 2004. On February 10, 2004, the Company filed with the Securities and Exchange Commission ("SEC") a definitive proxy statement (the "Proxy Statement") soliciting stockholder approval to enter into the transactions contemplated by the Development and Licensing Agreement (collectively, the "Transaction"). A special meeting of the stockholders was scheduled for and held on March 4, 2004, at which the Company's stockholders approved the Transaction.

Following stockholder approval of the Transaction, the Company has commenced operations to provide and market products in the field of advanced telecommunication equipment. As of March 31, 2004, the Company had remitted to Lucent $1.2 million and is obligated to remit to Lucent another $2.3 million through February 15, 2005, not including $350,000 required for specified regulatory specifications, and not including normal operating expenses.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred. Research and development costs for the three months ended March 31, 2004 and 2003 were $1,250,000 and $0, respectively.

NOTE 4 - EMPLOYMENT AGREEMENT
The Company and Mr. Frank Galuppo, the Company's Chief Executive Officer entered into a three-year employment agreement, effective as of March 15, 2004, pursuant to which Mr. Galuppo is paid an annual salary of $180,000. Mr. Galuppo's salary is scheduled to increase to $210,000 in year two and to $235,000 in year three. The agreement further provides that if Mr. Galuppo's employment is terminated other than for cause (as defined in the employment agreement) or if Mr. Galuppo terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of three months' base salary and benefits, if such termination takes place during the first 12 months from the effective date of the agreement. If such termination takes place after the first year of employment, then Mr. Galuppo will be entitled to receive the equivalent of six months' base salary and benefits. The Company also issued to Mr. Galuppo options under the Company's 2000 Equity Incentive Plan to purchase up to 1,315,250 shares of the Company's common stock, par value $0.001 (the "Common Stock") at a per share exercise price of $0.79, which are scheduled to vest over 12 succeeding quarters, beginning June 30, 2004.

NOTE 5 - TERMINATION AND SETTLEMENT AGREEMENT
On January 28, 2004, the Company and Mr. Judah Marvin Feigenbaum, former interim Chief Executive Officer and a director ("JMF"), entered into an agreement (the "Separation Agreement") whereby JMF resigned from all positions held with Company. Under the terms of the Separation Agreement, in consideration of releases to the Company, the Company paid to JMF approximately $60,000 for services provided during 2003, less payroll deductions. The Company also issued to JMF a five-year option to purchase up to 164,406 shares of the Company's Common Stock at a per share exercise price of $0.56 (a premium to the grant date's closing market price of the Common Stock), subject to cashless exercise provisions. Following the approval by the Company's stockholders of the Development and Licensing Agreement, the Company remitted to JMF an additional $60,000 payment. The Company also agreed, under certain conditions, to issue options to purchase up to an additional 328,812 shares of the Company's Common Stock at a per share exercise price not less than the market price at the time of issuance. JMF has agreed to certain restrictions on the sale or other transfer of shares of Common Stock issuable upon exercise of these options.

NOTE 6 - STOCK BASED COMPENSATION
The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standard Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Pursuant to these accounting standards, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant.

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

                                                                       Three
                                                                       Months
                                                                       Ended
                                                                     March 31,
                                                           2004                      2003
                                                     ----------------        ----------------
Net loss
     As reported                                      $  (1,629,516)          $   (560,386)

Add: Stock-based employee compensation
     expense included in reported
     net loss, net of related tax effects                         -                  3,202

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                                           (278,683)               (83,761)
                                                     ----------------        ----------------

     Pro forma                                        $  (1,908,199)          $   (640,945)
                                                     ================        ================

Net loss per share, basic and diluted
     As reported                                      $       (0.10)          $      (0.03)
                                                     ================        ================

Pro forma                                             $       (0.12)          $      (0.04)
                                                     ================        ================

Common stock equivalents have been excluded from the weighted-average shares for the three months ended March 31, 2004 and 2003, as inclusion is anti-dilutive. Potentially dilutive options of 4,088,643 and 2,970,175 are outstanding at March 31, 2004 and 2003, respectively.

On January 21, 2004, the Company's Compensation Committee awarded 164,406 non-qualified options to purchase the Company's Common Stock at a $0.56 strike price and immediate vesting with a 5 year life, to independent director Richard Rosenblum and another 164,406 non-qualified, options to purchase the Company's common stock at a $0.56 strike price and immediate vesting with a 5 year life, to independent director Juan Mendez.

In March 2004, in conjunction with their employment agreements, three new Company employees received options to purchase a total of up to 280,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan, such options will vest on the first anniversary of their employment agreements, at various exercise prices based on the closing market price of the Company's stock on their date of hire (the exercise prices range from $0.62 to $0.80).


NOTE 7 SUBSEQUENT EVENT - AMENDMENT AND RESTATEMENT OF EMPLOYMENT AGREEMENT
In April 2004, the Company and its then former Chief Operating Officer, Mr. Sam Brill, entered into an agreement amending and restating such former officer's employment agreement (as so amended, the "Amended Agreement") pursuant to which the former officer resigned as the Company's Chief Operating Officer and assumed the position of Vice President, Internal Operations. In connection with his resignation as the Company's Chief Operating Officer and in consideration of the release of certain rights under the original employment agreement, the Company paid to the former officer, the amount of $75,000, less payroll deductions. Under the Amended Agreement, commencing as of April 5, 2003 and continuing through October 5, 2004, the former officer will be compensated at $7,500 per month. The agreement may be extended for successive one-month periods unless either the Company or Mr. Brill notifies the other prior to the expiration of the agreement of its election to not so extend.

In April 2004, the Company and Lucent entered into a Supplementary Development Agreement to upgrade the Equipment that Lucent is to provide under the Development and Licensing Agreement to provide (i) a network management system required by the market to control all three network elements from a remote network operations center, (ii) modifications to the aggregator switch to enable the product to be placed in the outside environment where required, (iii) the addition of a wireless port on the customer premise unit to enable it to communicate with voice, video and data devices through a wireless connection, and (iv) performance and cost improvements to the Gigabit Ethernet switch. It is contemplated that all of the upgrades are to be delivered by November 30, 2004. In consideration of Lucent's undertaking to deliver these upgrades, the Company has agreed to pay to Lucent periodically through August 2004 an additional $500,000 as follows: $35,000 per month during each of April through June 2004, $195,000 in July 2004 and a final payment of $200,000 in August 2004. As of the filing of this report on Form 10-QSB, the Company has not made any of these payments to Lucent.

ITEM 2. PLAN OF OPERATION

OVERVIEW

     TTR Technologies, Inc. (hereinafter, the "Company") is a development stage company engaged in the advanced telecommunications equipment business. The Company commenced operations in advanced telecommunications equipment area in March 2004, following stockholder approval of the agreement referred to below with Lucent Technologies, Inc. ("Lucent"). From its inception in 1994 through May 2003, the Company was primarily engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the Internet. In May 2003, the Company sold its copy protection business.

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

DEVELOPMENT AND LICENSING AGREEMENT WITH LUCENT TECHNOLOGIES

     In January 2004, the Company and Lucent entered into the Development and Licensing Agreement (the "Agreement"), pursuant to which Lucent has agreed to develop for and license to the Company next-generation management and routing technologies and equipment designed to provide Fiber-to-the-Premises (FTTP) capabilities for voice, video, data, and voice-over-Internet protocol (VoIP) services. The Agreement contemplates that Lucent deliver to the Company design models of specified equipment designed to enable the provision of very rapid broadband access to a range of communication services directly to the consumer's facility (collectively, the "Equipment"). The Company's board of directors unanimously voted on January 6, 2004 to approve the transaction with Lucent and enter into the Agreement, subject to the approval of the Company's stockholders. On February 10, 2004, the Company filed with the Securities and Exchange Commission a definitive proxy statement (the

"Proxy Statement") soliciting stockholder approval to enter into the transactions contemplated by the Agreement. A special meeting of the stockholders was scheduled for and held on March 4, 2004, at which the Company's stockholders approved the transaction with Lucent.

     Under the Agreement, Lucent is required to deliver to the Company by September 2004, design models of the following Equipment:

               (i) customer premise equipment designed to be located at the user's home or office to enable ultra-broadband access (Premises Gateway).

              (ii) distributed access switch designed to be located (at several points) on telephone poles or in the field, for purposes of routing data to the end user (Aggregator Switch).

              (iii) Gigabit Ethernet MPLS switch designed to be located at the Central Office/Head End of the service provider (Core Switch).

     As of the filing of this quarterly report, the Company has received delivery of design models of the Premises Gateway.

PLAN OF OPERATION

     Subject to the Company's receipt of the remaining Equipment from Lucent and successfully raising funds, the Company's immediate objective is to commence the marketing of the Equipment and related services. In connection with it new business, in March 2004, the Company retained a new Chief Executive Officer with over 40 years' experience in the telecommunications business, as well as additional non-management personnel with experience in the telecommunications field. For the foreseeable future, the Company does not expect to maintain any manufacturing or fabrication facilities. Accordingly, the Company is in the process of identifying likely third party manufacturing facilities in order to produce merchandisable units of the Equipment design models. However, the Company is subject to significant business risks and needs to raise funds in order to meet its obligations under the agreement with Lucent and to commence its business plans. See "LIQUIDITY AND CAPITAL RESOURCES" below.

FINANCIAL CONDITION

     As a development stage company, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company has been engaged in the advanced telecommunications equipment business since only March 2004. From its inception in 1994 through May 2003, the Company has been engaged solely in the copy protection business. Accordingly, the Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company commencing operations in a new business.

     The Company has not had any significant revenues to date. As of March 31, 2004, the Company had an accumulated deficit of approximately $38.5 million. The

Company's expenses associated with this deficit relate primarily to expenditures on research and development, marketing, recruiting and retention of personnel, professional fees, costs of raising capital and operating expenses incurred while it was engaged in the copy protection business.

     Under the Agreement with Lucent, as of March 31, 2004, the Company has remitted approximately $1.2 million and is required to remit, through February 2005, an additional $2.3 million, not including $350,000 required for specified regulatory specifications.

     The Company expects to incur significant additional development expenditures, and operating losses are expected to continue for the foreseeable future in connection with its new business in the advanced telecommunications equipment field. There can be no assurance that the Company can operate profitably in the future. The Company's continuation as a going concern is dependent upon, among other things, its ability to obtain additional financing, and to generate sufficient cash flow to meet its obligations on a timely basis. No assurance can be given that the Company will be able to obtain such financing on acceptable terms.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception, the Company has financed its operations through the issuance of its securities and from the sale of its copy protection business in May 2003.

     As of March 31, 2004, the Company had approximately $1.5 million in available cash resources, representing a decrease of approximately $1.5 million from the cash resources available as of December 31, 2003. Net cash used during the three months ended March 31, 2004 consisted of approximately $1.2 million paid to Lucent under the agreement with it and approximately $300,000 on payroll, severance and professional fees.

     The Company will need to raise at least $3 million within the next six months in order to meet its obligations under the Lucent agreement, maintain its operations and realize its business plans in its new business. The financial statements accompanying this report for the three months ended March 31, 2004, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. If the Company is unable to raise such financing on commercially reasonable terms, it may no longer be able to remain in business. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     During the quarter ended March 31, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on the Company's business.

ITEM 2. CHANGE IN SECURITIES

SALE OF UNREGISTERED SECURITIES

     There were no issuances for sale of any unregistered securities by the Company during the three months ended March 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Amended and Restated Employment Agreement dated as of April 5, 2004 between the Company and Sam Brill.

10.2 Supplementary Development Agreement dated as of April 16, 2004 between the Company and Lucent.

31   Certification of Chief Executive and Principal Financial and Accounting
Officer pursuant to Section 302 of Sarbanes-Oxley Act

32 Certification of Chief Executive and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(b) Reports on form 8-K

(i) TTR filed a report on Form 8-K on January 14, 2004 announcing the execution of the Development and Licensing Agreement between the Company and Lucent Technologies, Inc.

(ii) TTR filed a report on Form 8-K on January 29, 2004 announcing the resignation of its then interim acting Chief Executive Officer.

(iii) TTR filed a report on Form 8-K on March 4, 2004 announcing the appointment of Mr. Frank Galuppo as the Company's Chief Executive Officer.

(iv) TTR filed a report on Form 8-K on March 4, 2004 announcing that its stockholders approved the Development and Licensing Agreement with Lucent Technologies, Inc. and the transaction thereunder.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TTR TECHNOLOGIES, INC.




DATE: MAY 14, 2004                         BY /s/ FRANK GALUPPO
                                           FRANK GALUPPO,
                                           CHIEF EXECUTIVE AND PRINCIPAL
                                           FINANCIAL AND ACCOUNTING OFFICER