Form 10QSB
period 2004-06-30
AMEDIA NETWORKS, INC.
filed 2004-08-16
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

        /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004; or

        / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to

                         COMMISSION FILE NUMBER 0-22055

                              AMEDIA NETWORKS, INC.
        (Exact Name of Small Business issuer as Specified in its Charter)


           Delaware                                          11-3223672
(State or other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)


                           101 Crawfords Corner Road,
                            Holmdel, New Jersey 07733
               (Address of principal executive offices) (Zip Code)

                                  732-949-2350
              (Registrant's telephone number, including area code)

                             TTR TECHNOLOGIES, INC.
                   4424 16TH Avenue, Brooklyn, New York 11204
              (Former name, former address and former fiscal year,
                          if changed from last report)

        Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the registrant's Common Stock as of August 16, 2004, is 16,440,630 shares.

        Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)



                                      Index


Forward Looking Statements                                                (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements *

        Condensed Consolidated Balance Sheets
          June 30, 2004 and December 31, 2003                                 1

        Condensed Consolidated Statements of Operations
          For the six and three months ended June 30, 2004 and 2003           2

        Condensed Consolidated Statements of Comprehensive Loss
          For the six and three months ended June 30, 2004 and 2003           3

        Condensed Consolidated Statements of Cash Flows
          For the six months ended June 30, 2004 and 2003                     4

Notes to the Condensed Consolidated Financial Statements                      5

Item 2. Management's Discussion and Analysis or Plan of Operation            12

Item 3. Controls and Procedures                                              15

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    17

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
Equity Securities                                                            17

Item 3. Defaults upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    19

Item 6. Exhibits and Reports on Form 8-K                                     19

Signatures                                                                   20

Exhibits                                                                     21


*The Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.


                                      -(i)-

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE PROSPECTS FOR THE COMPANY'S NEW BUSINESS IN THE TELECOMMUNICATIONS FIELD; THE COMPANY'S INTENDED BUSINESS PLANS; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES; AND THE COMPANY'S PROSPECTS FOR RAISING ADDITIONAL CAPITAL. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE TELECOMMUNICATIONS FILED PARTICULARLY, COMPANY'S DIFFICULTY IN RAISING CAPITAL, COMPANY'S NET OPERATING LOSS CARRYFORWARDS, SUFFICIENCY OF CASH RESERVES, THE AVAILABILITY OF AND THE TERMS OF FINANCING, DILUTION OF THE COMPANY'S STOCKHOLDERS, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS, CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS, AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.


                                      (ii)


                                  AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                      (FORMERLY TTR TECHNOLOGIES, INC.)
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,        December 31,
                                                                               2004              2003
                                                                               ----              ----
                                                                            (Unaudited)

                                                   ASSETS
Current assets
      Cash and cash equivalents                                            $      612,903   $    3,031,090
      Prepaid expenses and other current assets                                   161,927          220,578
                                                                           ---------------  ---------------

      Total current assets                                                        774,830        3,251,668

Property and equipment - net                                                       22,966            2,300
                                                                           ---------------  ---------------

      Total assets                                                         $      797,796   $    3,253,968
                                                                           ===============  ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
      Accounts payable                                                     $      152,954   $       93,145
      Accrued expenses                                                             34,563           28,992
      Accrued severance pay                                                             -           64,734
                                                                           ---------------  ---------------

      Total current liabilities                                                   187,517          186,871
                                                                           ---------------  ---------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued and outstanding                             -                -
Common stock, $.001 par value;
   50,000,000 shares authorized; 16,440,630
   issued and outstanding                                                          16,441           16,441
Additional paid-in capital                                                     39,968,312       39,873,476
Other accumulated comprehensive income                                             81,007           81,007
Deficit accumulated during the development stage                              (39,425,655)     (36,903,827)
   Less: deferred compensation                                                    (29,826)               -
                                                                           ---------------  ---------------
      Total stockholders' equity                                                  610,279        3,067,097
                                                                           ---------------  ---------------

      Total liabilities and stockholders' equity                           $      797,796   $    3,253,968
                                                                           ===============  ===============


                          See Notes to Condensed Consolidated Financial Statements.

                                                     -1-


                                          AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                              (FORMERLY TTR TECHNOLOGIES, INC.)
                                                (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                                                       From
                                                                                    Inception
                                                               Six Months            (July 14,          Three Months
                                                                 Ended               1994) to              Ended
                                                                June 30,              June 30,            June 30,
                                                           2004          2003          2004          2004          2003
                                                           ----          ----          ----          ----          ----

Revenue                                                $         -   $         -   $   125,724   $         -   $         -
                                                       ------------  ------------  ------------  ------------  ------------

Expenses
  Research and development (1)                           1,561,411             -     7,265,542       311,411             -
  Sales and marketing (1)                                  108,617             -     4,566,074       108,617             -
  General and administrative (1)                           795,556     1,301,928    13,803,596       410,433       743,274
  Stock-based compensation                                  65,010         4,626    11,470,720        65,010         1,424
  Bad debt expense                                               -             -       161,000             -             -
                                                       ------------  ------------  ------------  ------------  ------------
Total expenses                                           2,530,594     1,306,554    37,266,932       895,471       744,698
                                                       ------------  ------------  ------------  ------------  ------------

Operating loss                                          (2,530,594)   (1,306,554)  (37,141,208)     (895,471)     (744,698)
                                                       ------------  ------------  ------------  ------------  ------------

Other (income) expense
  Legal settlement                                               -             -       565,833             -             -
  Loss on investment                                             -             -        17,000             -             -
  Other income                                                   -             -       (75,000)            -             -
  Net losses of affiliate                                        -             -     1,196,656             -             -
  Impairment loss on investment in affiliate                     -             -       748,690             -             -
  Gain on sale of Copy Protection Business                       -    (5,708,328)   (5,708,328)            -    (5,708,328)
  Gain on sale of investment in affiliate                        -       (40,000)      (40,000)            -       (40,000)
  Loss on disposition of fixed assets                            -        13,615        29,181             -        13,615
  Amortization of deferred financing costs                       -             -     4,516,775             -             -
  Interest income                                           (8,766)       (2,299)     (932,507)       (3,159)         (803)
  Interest expense                                               -            66     1,966,147             -            40
                                                       ------------  ------------  ------------  ------------  ------------

Total other (income) expenses                               (8,766)   (5,736,946)    2,284,447        (3,159)   (5,735,476)
                                                       ------------  ------------  ------------  ------------  ------------

Net (loss) income                                      $(2,521,828)  $ 4,430,392  $(39,425,655)  $  (892,312)  $ 4,990,778
                                                       ============  ============  ============  ============  ============

Per share data:

  Basic and diluted                                    $     (0.15)  $      0.25                 $     (0.05)  $      0.28
                                                       ============  ============                ============  ============

Weighted average number
  of common shares used in
  basic and diluted loss per share                      16,440,630    17,944,159                  16,440,630    17,630,239
                                                       ============  ============                ============  ============


(1) Excludes non-cash, stock-based
    compensation expense as follows:

  Research and development                             $         -   $         -   $   456,239   $         -   $         -
  Sales and marketing                                            -             -   - 5,336,558             -             -
  General and administrative                                65,010         4,626     5,677,923        65,010         1,424
                                                       ------------  ------------  ------------  ------------  ------------

                                                       $    65,010   $     4,626   $11,470,720   $    65,010   $     1,424
                                                       ============  ============  ============  ============  ============


                                  See Notes to Condensed Consolidated Financial Statements.

                                                             -2-


                                          AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                              (FORMERLY TTR TECHNOLOGIES, INC.)
                                                (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                                         (UNAUDITED)


                                                                                       From
                                                                                    Inception
                                                               Six Months            (July 14,          Three Months
                                                                 Ended               1994) to              Ended
                                                                June 30,              June 30,            June 30,
                                                           2004          2003          2004          2004          2003
                                                           ----          ----          ----          ----          ----

Net (loss) income                                      $(2,521,828)  $ 4,430,392   $(39,425,655) $  (892,312)  $ 4,990,778

Other comprehensive (loss) income
      Foreign currency translation adjustments                   -        (1,999)        81,007            -          (894)
                                                       ------------  ------------  ------------  ------------  ------------

             Comprehensive (loss) income               $(2,521,828)  $ 4,428,393   $(39,344,648) $  (892,312)  $ 4,989,884
                                                       ============  ============  ============  ============  ============





                                  See Notes to Condensed Consolidated Financial Statements.

                                                             -3-


                                           AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                               (FORMERLY TTR TECHNOLOGIES, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)


                                                                                                                   From
                                                                                       Six Months                Inception
                                                                                         Ended                 (July 14, 1994)
                                                                                        June 30,                 to June 30,
                                                                                 2004             2003              2004
                                                                                 ----             ----              ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                       $   (2,521,828)  $    4,430,392   $   (39,425,655)
   Adjustments to reconcile net (loss) income
    to net cash used by operating activities:
      Depreciation and amortization                                                 1,488            3,736           954,845
      Forgiveness of note receivable, officer                                           -                -           100,000
      Loss from write-down of fixed assets                                              -           13,615           195,373
      Bad debt expense                                                                  -                -           161,000
      Amortization of note discount and finance costs                                   -                -         4,666,225
      Translation adjustment                                                            -                -            (1,528)
      Beneficial conversion feature of convertible debt                                 -                -           572,505
      Stock, warrants and options issued for services and legal settlement         65,010            4,626        11,643,681
      Payment of common stock issued with guaranteed selling price                      -                -          (155,344)
      Net losses of affiliate                                                           -                -         1,196,656
      Impairment loss on investment in affiliate                                        -                -           748,690
      Gain on sale of Copy Protection Business                                          -       (5,708,328)       (5,708,328)
      Gain on sale of investment in affiliate                                           -          (40,000)          (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                             -                -               554
        Prepaid expenses and other current assets                                  58,651           (3,845)         (191,585)
        Other assets                                                                    -             (188)                -
        Accounts payable                                                           59,808          128,755          (394,240)
        Accrued expenses                                                            5,571          121,085         1,116,200
        Accrued severance pay                                                     (64,734)               -          (122,363)
        Interest payable                                                                -                -           251,019
                                                                           ---------------  ---------------  ----------------

      Net cash used by operating activities                                    (2,396,034)      (1,050,152)      (24,432,295)
                                                                           ---------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                  -                -            68,594
   Purchases of property and equipment                                            (22,153)         (16,067)       (1,024,755)
   Proceeds from sale of Copy Protection Business                                       -        5,050,000         5,050,000
   Proceeds from sale of investment in affiliate                                        -           40,000            40,000
   Investment in ComSign, Ltd.                                                          -                -        (2,000,000)
   Increase in note receivable, officer                                                 -                -          (100,000)
   Increase in note receivable                                                          -                -          (130,000)
   Increase in organization costs                                                       -                -            (7,680)
                                                                           ---------------  ---------------  ----------------

      Net cash (used in) provided by investing activities                         (22,153)       5,073,933         1,896,159
                                                                           ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                               -                -        21,177,354
   Stock offering costs                                                                 -                -          (475,664)
   Deferred financing costs                                                             -                -          (682,312)
   Proceeds from short-term borrowings                                                  -                -         1,356,155
   Proceeds from long-term debt                                                         -                -         2,751,825
   Proceeds from convertible debentures                                                 -                -         2,000,000
   Repayment of short-term borrowings                                                   -                -        (1,357,082)
   Repayments of long-term debt                                                         -                -        (1,615,825)
                                                                           ---------------  ---------------  ----------------

      Net cash provided by financing activities                                         -                -        23,154,451
                                                                           ---------------  ---------------  ----------------

Effect of exchange rate changes on cash                                                 -           11,722            (5,412)
                                                                           ---------------  ---------------  ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (2,418,187)       4,035,503           612,903

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                3,031,090          653,885                 -
                                                                           ---------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      612,903   $    4,689,388   $       612,903
                                                                           ===============  ===============  ================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the period for interest                             $            -   $           66   $       476,978
                                                                           ===============  ===============  ================


                                   See Notes to Condensed Consolidated Financial Statements.

                                                              -4-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Amedia Networks, Inc. (formerly known as "TTR Technologies, Inc.") and its subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the information not misleading have been included. Operating results for the six and three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

On May 27, 2004, the Company changed its name from TTR Technologies, Inc. to Amedia Networks, Inc.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the accompanying financial statements, as of June 30, 2004, the Company had a cash balance of approximately $613,000. As discussed in Note 3, the Company is required to remit to Lucent Technologies, Inc. ("Lucent") an additional $2,080,000 through September 24, 2005, not including operating expenses.

In August 2004, the Company completed a private placement of shares of its Series A 7% Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred") for aggregate gross proceeds of $5.25 million. Following the payment of offering related expenses, the Company received net proceeds of approximately $4.6 million. See Note 7, "Subsequent Events". The Company believes that the proceeds of the private placement of its Series A Preferred will enable it to meet its obligations under the agreement with Lucent, develop its product base and otherwise maintain its operations as presently conducted through January 31, 2005. Thereafter, the Company will need to raise additional cash in order to fully realize its business plans and commercialize its proposed products. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects.

The Company also secured a $6 million equity line providing for the sale of up to that amount of Common Stock during a 24-month period that commences after the effectiveness of the registration statement relating to such equity line. However, use of the equity line is subject to certain substantial restrictions. See Note 7 ("Subsequent Events").

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - AGREEMENT AND SUPPLEMENTAL AGREEMENT WITH LUCENT TECHNOLOGIES INC.

The Company and Lucent Technologies, Inc. ("Lucent") entered into a development and licensing agreement, effective as of January 6, 2004 (the "Development and Licensing Agreement"), pursuant to which Lucent agreed to develop for and license to the Company next-generation management and routing technologies and equipment (collectively the "Equipment") designed to provide Fiber-to-the-Premises (FTTP) capabilities for voice, video, data, and voice-over-Internet protocol (VoIP). In April 2004, the Company and Lucent entered into a Supplementary Development Agreement (the "Supplemental Agreement") to upgrade the Equipment that Lucent is to provide under the Development and Licensing Agreement to provide (i) a network management system required by the market to control all three network elements from a remote network operations center, (ii) modifications to the aggregator switch to enable the product to be placed in the outside environment where required, (iii) the addition of a wireless port on the customer premise unit to enable it to communicate with voice, video and data devices through a wireless connection, and (iv) performance and cost improvements to the Gigabit Ethernet switch. In consideration of Lucent's undertaking to deliver these upgrades, the Company has agreed to pay to Lucent an additional $500,000.

As of June 30, 2004, the Company had remitted to Lucent $1,420,000 in respect of the Equipment and the agreed upon upgrades. Under the Development and Licensing Agreement and the Supplemental Agreement, the Company undertook to remit to Lucent through September 2005 an additional $2,080,000 for contracted work and services.

The Development and Licensing Agreement and the Supplemental Agreement were further amended in July 2004. See Note 7, "Subsequent Events".

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development costs for the six and three months ended June 30, 2004 were $1,561,411 and $311,411, respectively and $0 for the six and three months ended June 30, 2003.

NOTE 4 - EMPLOYMENT AGREEMENTS

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

The Company has adopted the disclosure provisions required by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123. Had compensation cost for all of the Company's stock-based compensation grants been determined in a manner consistent with the fair value approach described in SFAS No. 123 and amended by SFAS No. 148, the Company's net (loss) income and net (loss) income per share as reported would have been increased (decreased) to the pro forma amounts indicated below:


                                                                 Six Months Ended                     Three Months Ended
                                                                     June 30,                             June 30,
                                                            2004                2003               2004               2003
                                                      -----------------   -----------------  -----------------  -----------------
Net (loss) income
     as reported                                      $     (2,521,828)   $      4,430,392   $       (892,312)  $      4,990,778

Add: Stock-based employee compensation
     expense included in reported
     net (loss) income, net of related tax effects               4,261               4,626              4,261              1,424

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                                              (464,722)           (165,745)          (186,039)           (81,984)
                                                      -----------------   -----------------  -----------------  -----------------

     Pro forma                                        $     (2,982,289)   $      4,269,273   $     (1,074,090)  $      4,910,218
                                                      =================   =================  =================  =================

Net (loss) income per share, basic and diluted
     as reported                                      $          (0.15)   $           0.25   $          (0.05)  $           0.28
                                                      =================   =================  =================  =================

      Pro forma                                       $          (0.18)   $           0.24   $          (0.07)  $           0.28
                                                      =================   =================  =================  =================

Common stock equivalents have been excluded from the weighted-average shares for the six and three months ended June 30, 2004 and 2003, as inclusion is anti-dilutive. Potentially dilutive options of 4,393,642 and 2,970,175 are outstanding at June 30, 2004 and 2003, respectively.

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

In April 2004, in conjunction with her employment agreement, a new Company employee received options to purchase a total of up to 20,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan, of which options for one-fourth (1/4) of the shares is to vest on the first anniversary of employment and options for the remaining shares to vest in equal quarterly installments thereafter at an exercise price of $0.65, which is based on the closing market price of the Company's stock on her date of hire.

On May 11, 2004, the Company issued 100,000 four-year warrants to a service provider. The warrants have an exercise price of $0.62 per share. The $0.62 strike price equaled the closing market price of the Company's stock on the date of issuance. The Company recorded stock-based compensation expense of $60,749 in the accompanying financial statements for the six and three months ended June 30, 2004 for this transaction.

On May 25, 2004 the Company's Compensation Committee granted from the 2000 Equity Incentive Plan 60,000 non-qualified options to purchase the Company's Common Stock at a $0.71 strike price vesting over 2 years to a member of the Company's newly formed Advisory Board. The $0.71 strike price equaled the closing market price of the Company's stock on the date of issuance. The fair value of the options amounted to $34,087 and is being amortized over the 2-year vesting period. Amortization expense for the six and three months ended June 30, 2004 was $4,261.

On May 25, 2004 the Company's Compensation Committee granted from the 2002 Non-Employee Directors Stock Option Plan 225,000 non-qualified options to purchase the Company's Common Stock at a $0.71 strike price vesting over 2 years to three new directors of the Company's Board. The $0.71 strike price equaled the closing market price of the Company's stock on the date of issuance.

NOTE 7- SUBSEQUENT EVENTS.

PRIVATE PLACEMENT. In August 2004, the Company completed a private placement to certain private and institutional investors of 52,500 shares of its Series A 7% Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred") for aggregate gross proceeds of $5.25 million. In connection with the issuance of the Series A Preferred, the Company issued five-year warrants (the "Investor Warrants") to purchase up to 3.5 million shares of the Company's Common Stock at a per share exercise price of $1.50 and up to an additional 3.5 million shares of the Company's Common Stock at a per share exercise price of $2.50.

On July 30, 2004, the Company filed in Delaware a Certificate of Designations of Rights and Preferences for 52,500 Series A 7% Convertible Preferred Stock. Each Series A Preferred share has a stated value of $100 and, commencing on the earlier of (i) the 65th day following issuance or (ii) the effective date of the registration statement referred to below, is convertible into Common Stock at an initial conversion rate equal to $0.75 per share of Common Stock, subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. Dividends at the rate of 7% per annum are payable on a bi-annual basis and, at the option of the Company, dividends may be paid in shares of Common Stock at rate of $0.75 per share. If not converted earlier, on the fifth anniversary of issuance, the Series A Preferred will automatically convert into shares of the Company's Common Stock at the per share of Common Stock conversion price then in effect.

The exercise prices of the Investor Warrants are also subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. Holders of the Investor Warrants are entitled to exercise the these warrants on a cashless basis following the first anniversary of issuance if at the time of exercise there is no effective registration statement in effect.

The Company received net proceeds of approximately $4.6 million from the proceeds of the Series A Preferred, following the repayment of offering related expenses.

In connection with the placement of the Series A shares, the Company issued to placement agents five year warrants (the "Placement Agent Warrants") to purchase up to 1.4 million shares of Common Stock, representing 10% of the shares of Common Stock issuable upon conversion of the Series A shares and exercise of the Investor Warrants on the date of issuance. The Placement Agent Warrants contain per share exercise prices ranging between $0.75 and $2.50 and are otherwise have the same substantive provisions as the Investor Warrants.

Pursuant to the terms of the agreements with the holders of the Series A Preferred shares, the Company intends to file within 60 days a registration statement (the "Registration Statement") covering the Common Stock underlying the Series A Preferred shares, the Investor Warrants and the Placement Agent Warrants.

EQUITY LINE. In August 2004, the Company secured from an institutional investor a $6 million equity line (the "Equity Line") on which it can draw from time to time during a 24 month period following the effectiveness of a separate Registration Statement, subject to certain conditions. The Company undertook to file a Registration Statement respecting the resale of the Common Stock issuable pursuant to the Equity Line (the "Equity Line Registration Statement") no earlier than the 90th day following the effective date of the Series A Registration Statement relating to the Series A Shares discussed above (but not later than the 120th day after such date). The Equity Line commitment is, at the option of the Equity Line investor, terminable, if the Company does not timely file the Equity Line Registration Statement or if such Registration Statement is not declared effective within 180 days following the filing thereof.

The Equity Line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the Equity Line.

The Company issued to the equity line investor five year warrants to purchase up to 333,333 shares of Common Stock at a per share exercise price of $2.00. These warrants are subject to cashless exercise following the first anniversary of issuance if at the time of exercise there is no effective registration statement in effect.

No assurance can be provided that the Equity Line commitment will in fact become available for use by the Company.

AMENDMENT TO THE LUCENT AGREEMENTS.

In July 2004, the Company and Lucent entered into an amendment (the "Amendment") to their Development and License Agreement and Supplemental Agreement. Under the Amendment, Lucent is to deliver to the Company an improved design model for the CS 1200 Core Switch (the "CS").

Under the Amendment, Lucent and the Company have agreed to reschedule payments of $500,000 and $600,000 to be made by the Company under the Development Agreement in December 2004 and March 2005, respectively. In lieu of such payments, the Company has agreed to pay Lucent an aggregate of $1.1 million in equal monthly installments of $110,000, beginning in December 2004, subject to Lucent's achievement of certain development milestones relating to the hardware for the newly contemplated CS by December 15, 2004 and delivery of the design model for the CS by March 15, 2005. The additional payments due under the Supplemental Agreement have not been re-scheduled.

ITEM 2. PLAN OF OPERATION

OVERVIEW

        Amedia Networks, Inc. (hereinafter, the "Company"), formerly known as "TTR Technologies, Inc.", is a development stage company engaged in the advanced telecommunications equipment business. The Company commenced operations in advanced telecommunications equipment area in March 2004, following stockholder approval of the agreement referred to below with Lucent Technologies, Inc. ("Lucent"). From its inception in 1994 through May 2003, the Company was primarily engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the Internet. In May 2003, the Company sold its copy protection business.

        On May 27, 2004, the Company changed its corporate name to "Amedia Networks, Inc.".

CRITICAL ACCOUNTING POLICIES

        The Company's condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company's management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates it uses to prepare the condensed consolidated financial statements. The Company bases its estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

        The Company does not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, the Company does not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

AGREEMENTS WITH LUCENT TECHNOLOGIES

        In January 2004, the Company and Lucent entered into the Development and Licensing Agreement (the "Agreement"), pursuant to which Lucent has agreed to develop for and license to the Company next-generation management and routing technologies and equipment designed to provide Fiber-to-the-Premises (FTTP) capabilities for voice, video, data, and voice-over-Internet protocol (VoIP) services. The Agreement contemplates that Lucent deliver to the Company design models of specified equipment designed to enable the provision of very rapid broadband access to a range of communication services directly to the consumer's facility (collectively, the

"Equipment"). The Company's board of directors unanimously voted on January 6, 2004 to approve the transaction with Lucent and enter into the Agreement, subject to the approval of the Company's stockholders. On February 10, 2004, the Company filed with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") soliciting stockholder approval to enter into the transactions contemplated by the Agreement. A special meeting of the stockholders was scheduled for and held on March 4, 2004, at which time the Company's stockholders approved the transaction with Lucent.

        In April 2004, the Company and Lucent entered into a Supplementary Development Agreement (the "Supplemental Agreement") to upgrade and enhance the Equipment that Lucent is to provide under the Agreement.

        The Company has received delivery of the design models of the PG 1000 (Premises Gateway) and the AS 5000 (Aggregation Switch). Development work on the additional features to be incorporated into those products under their Supplemental Agreement continues. Design models of the improved PG 1000 and AS 5000 are expected to be delivered by September 30, 2004. Under the recent agreements with Lucent, the Company is to receive the CS1200 (Ethernet switch) with all agreed upon enhancements in the first quarter of 2005.

PLAN OF OPERATION

        The Company's immediate objective is to commence the marketing of the Equipment and related services. The Company retained in March 2004 a new Chief Executive Officer with over 40 years' experience in the telecommunications business, as well as additional non-management personnel with experience in the telecommunications field. Since April 2004, the Company has significantly increased its business activities and commercialization efforts. As of June 30, 2004, the Company had ten employees and other personnel in the sales, marketing, product management, design, development and testing areas. The Company also expects to continue making a substantial investment in these areas.

        For the foreseeable future, the Company does not expect to maintain any manufacturing or fabrication facilities. Accordingly, the Company is in the process of identifying likely third party manufacturing facilities in order to produce merchandisable units of the Equipment design models.

        The Company is subject to significant business risks. See "LIQUIDITY AND CAPITAL RESOURCES" below.

FINANCIAL CONDITION

        As a development stage company, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company has only been engaged in the advanced telecommunications equipment business since March 2004.

From its inception in 1994 through May 2003, the Company has been engaged solely in the copy protection business. Accordingly, the Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company commencing operations in a new business.

        The Company has not had any significant revenues to date. As of June 30, 2004, the Company had an accumulated deficit of approximately $39 million. The Company's expenses associated with this deficit relate primarily to expenditures on research and development, marketing, recruiting and retention of personnel, professional fees, costs of raising capital and operating expenses incurred while it was engaged in the copy protection business.

        Under the Agreement and the Supplemental Agreement with Lucent, as of June 30, 2004, the Company has remitted $1,420,000 and is required to remit, through September 2005, approximately $2,080,000.

        The Company expects to incur significant additional development expenditures, and operating losses are expected to continue for the foreseeable future in connection with its new business in the advanced telecommunications equipment field. There can be no assurance that the Company can operate profitably in the future. The Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis. No assurance can be given that the Company will be able to obtain necessary financing on acceptable terms.

LIQUIDITY AND CAPITAL RESOURCES

        From its inception, the Company has financed its operations through the issuance of its securities and from the sale of its copy protection business in May 2003.

        As of June 30, 2004, the Company had approximately $613,000 in available cash and cash equivalents, representing a decrease of approximately $2.4 million from the cash and cash equivalents available as of December 31, 2003.

        In August 2004, the Company completed a private placement to certain private and institutional investors of shares of its Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred") for aggregate gross proceeds of $5.25 million. The Company received net proceeds of approximately $4.6, following the repayment of offering related expenses. The Company believes that the proceeds of the Series A Preferred will enable the Company to meet its obligations under the agreement with Lucent, develop its product base and otherwise maintain its operations as presently conducted through January 2005.

        The Company also secured in August 2004 a $6 million equity line commitment on which it can draw from time to time during a 24 month period following the effectiveness of a separate registration statement relating thereto, subject to certain conditions. Pursuant to the terms of the agreements with the holders of the Series A Preferred Shares, the Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement relating to the Series A Preferred (but no later than the 120th day after such date). The Company's utilization of the Equity Line is subject to certain substantial use restrictions, which may render it unavailable after the Company exhausts the proceeds of the Series A Preferred. See Note 7 to the condensed consolidated financial statements.

        The Company anticipates that it will need to raise additional funds in order to fully realize it business plan and commercialize its product base. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. If the Company is unable to raise such financing on commercially reasonable terms, it may no longer be able to remain in business. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects.

        The notes to condensed consolidated financial statements accompanying this report for the six and three months ended June 30, 2004, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

        During the quarter ended June 30, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on the Company's business.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

SALE OF UNREGISTERED SECURITIES

        Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended June 30, 2004. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

        1. In May 2004, the Company issued to a service provider four year warrants to purchase up to 100,000 shares of Common Stock at a per share exercise price of $0.62 in consideration of future services.

        2. In May 2004, the Company issued to three non-employee directors newly elected to the Company's Board of Directors from the Company's 2002 Non-Employee Directors' Stock Option Plan options to purchase up to a total of 225,000 shares of the Company's Common Stock at a per share exercise price of $0.71. The options are to vest over two years in equal quarterly installments at the end of each quarter, beginning September 30, 2004.

        3. In May 2004, the Company issued to a member of its newly established advisory board from the Company's 2000 Equity Incentive Plan options to purchase up to a 60,000 shares of the Company's Common Stock at a per share exercise price of $0.71. The options are to vest over two years in equal quarterly installments at the end of each quarter, beginning September 30, 2004.

        4. In April 2004, in connection with the commencement of employment the Company issued to a non-management employee from its 2000 Equity Incentive Plan options to purchase up to 20,000 shares of the Company's Common Stock at a per share exercise price of $0.65. Options for 25% of the shares are to vest on the first anniversary of employment and the options for the remaining shares in equal quarterly installments thereafter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 25, 2004. The following matters were voted on: (1) Election of Directors; (2) Change of corporate name to "Amedia Networks, Inc."; (3) Amendment to the Company's 2000 Equity Incentive Plan; (4) Amendment to the Company's 2002 Non-Employee Directors' Stock Option Plan; (5) Approval of grant of authority to the Company's Board to effect, in its discretion, a reverse stock split in specified ranges for the purpose of qualifying for quotation of certain specified exchanges; and (6) Appointment of Auditors. The vote tally was as follows:

        (1) Proposal to Elect Directors to Serve until the 2005 Annual Meeting of Stockholders.

                                        FOR            WITHHOLD
                                   --------------    ------------
        Frank Galuppo                15,339,777         19,165
        Sam Brill                    15,339,777         19,165
        Juan Mendez                  15,339,777         19,165
        Richard Rosenblum            15,339,777         19,165
        Gerald Butters               15,339,777         19,165
        Bob Martin                   15,339,777         19,165
        Ivan Berkowitz               15,339,777         19,165


        (2) Proposal to ratify the amendment to the Company's certificate of incorporation to change the Company's name to "Amedia Networks, Inc."

                      FOR            AGAINST            ABSTAIN
                --------------    --------------    --------------
                  15,340,107           8,365             10,470

        (3) Proposal to ratify the amendment to the Company's 2000 Equity Incentive Plan to authorize the reservation for issuance of an additional 1,500,000 shares of the Company's Common Stock.

                      FOR            AGAINST            ABSTAIN
                --------------    --------------    --------------
                   9,903,846         127,168             57,520

        (4) Proposal to ratify the amendment to the 2002 Non-Employee Directors' Stock Option Plan to authorize the reservation for issuance of an additional 775,000 shares of the Company's Common Stock.

                      FOR            AGAINST            ABSTAIN
                --------------    --------------    --------------
                   9,889,526         139,638             59,370

        (5) Proposal to approve an amendment to the Company's certificate of incorporation to effect a reverse split of the Company's Common Stock in the range of 1:3 to 1:6, as determined in the sole discretion of the Board of Directors at any time before the holding of the 2005 annual stockholders meeting, solely for the purpose of qualifying for quotation on the Nasdaq national Market, the SmallCap Market or the

American Stock Exchange following satisfaction of all listing requirements but the minimum per share price.

                      FOR            AGAINST            ABSTAIN
                --------------    --------------    --------------
                  15,214,939         120,433             23,570

        (6) Proposal to ratify the appointment of Marcum & Kliegman, LLP as the Company's auditors for the year ending December 31, 2004.

                      FOR            AGAINST            ABSTAIN
                --------------    --------------    --------------
                  15,341,657           9,315              7,970


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

10.1 Amendment dated as of July 29, 2004, between Amedia Networks, Inc. and Lucent Technologies, Inc. to their Development and Licensing Agreement, dated as of January 6, 2004 (as subsequently amended) and to their Supplementary Development Agreement dated as of April 16, 2004.

31 Certification of Chief Executive and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32 Certification of Chief Executive and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

        (b)     Reports on form 8-K

(i) The Company filed a report on Form 8-K on April 16, 2004 announcing the resignation of the Company's Chief Operating Officer and the amendment of such former officer's employment agreement with the Company.

(ii) The Company filed a report on Form 8-K on June 2, 2004 announcing a corporate name change.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMEDIA NETWORKS, INC.




DATE: AUGUST 16, 2004                      BY /S/ FRANK GALUPPO
                                           FRANK GALUPPO,

                                           CHIEF EXECUTIVE OFFICER (AND
                                           PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)