Form 10QSB
period 2004-09-30
AMEDIA NETWORKS, INC.
filed 2004-11-12
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

     /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004; or

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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the registrant's Common Stock as of November 11, 2004, is 16,440,630 shares.

     Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)


                                      Index


Forward Looking Statements                                                (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements *

     Condensed Consolidated Balance Sheets
       September 30, 2004 and December 31, 2003                             1

     Condensed Consolidated Statements of Operations
       For the nine and three months ended September 30, 2004 and 2003      2

     Condensed Consolidated Statements of Comprehensive Loss
       For the nine and three months ended September 30, 2004 and 2003      3

     Condensed Consolidated Statements of Cash Flows
       For the nine months ended September 30, 2004 and 2003                4

Notes to the Condensed Consolidated Financial Statements                    5

Item 2. Management's Discussion and Analysis or Plan of Operation          13

Item 3. Controls and Procedures                                            17

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  18

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
        Equity Securities                                                  18

Item 3. Defaults upon Senior Securities                                    19

Item 4. Submission of Matters to a Vote of Security Holders                19

Item 5. Other Information                                                  19

Item 6. Exhibits and Reports on Form 8-K                                   20

Signatures                                                                 21

Exhibits


*The Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. All other financial statements are unaudited.


                                      -(i)-

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE PROSPECTS FOR THE COMPANY'S NEW BUSINESS IN THE TELECOMMUNICATIONS FIELD; THE COMPANY'S INTENDED BUSINESS PLANS; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES; AND THE COMPANY'S PROSPECTS FOR RAISING ADDITIONAL CAPITAL. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE TELECOMMUNICATIONS FIELD PARTICULARLY, COMPANY'S DIFFICULTY IN RAISING CAPITAL, COMPANY'S NET OPERATING LOSS CARRYFORWARDS, SUFFICIENCY OF CASH RESERVES, THE AVAILABILITY OF AND THE TERMS OF FINANCING, DILUTION OF THE COMPANY'S STOCKHOLDERS, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS, CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS, AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                      (ii)

                                   AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                      (FORMERLY TTR TECHNOLOGIES, INC.)
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              September 30,    December 31,
                                                                                  2004             2003
                                                                                  ----             ----
                                                                              (Unaudited)
                                                    ASSETS
Current assets
      Cash and cash equivalents                                              $   3,513,021    $   3,031,090
      Prepaid expenses and other current assets                                    130,831          220,578
                                                                            ---------------  ---------------

      Total current assets                                                       3,643,852        3,251,668

Property and equipment - net                                                        55,764            2,300
                                                                            ---------------  ---------------

      Total assets                                                           $   3,699,616    $   3,253,968
                                                                            ===============  ===============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
      Accounts payable                                                       $      59,481    $      93,145
      Accrued expenses                                                              69,283           28,992
      Dividends payable                                                             52,356               -
      Accrued severance pay                                                             -            64,734
                                                                            ---------------  ---------------

      Total current liabilities                                                    181,120          186,871
                                                                            ---------------  ---------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 and 0 shares authorized, issued and
   outstanding ($5,250,000 liquidating preference)                                      52                -
Common stock, $.001 par value;
   50,000,000 shares authorized; 16,440,630
   issued and outstanding                                                           16,441           16,441
Additional paid-in capital                                                      46,648,492       39,873,476
Other accumulated comprehensive income                                              81,007           81,007
Deficit accumulated during the development stage                               (43,163,431)     (36,903,827)
             Deferred compensation                                                 (64,065)               -
                                                                            ---------------  ---------------
      Total stockholders' equity                                                 3,518,496        3,067,097
                                                                            ---------------  ---------------

      Total liabilities and stockholders' equity                             $   3,699,616    $   3,253,968
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


                                                                                                                   From
                                                                                                                Inception
                                                           Nine Months                (July 14,                Three Months
                                                              Ended                   1994) to                    Ended
                                                          September 30,             September 30,             September 30,
                                                      2004             2003             2004               2004             2003
                                                      ----             ----             ----               ----             ----

Revenue                                           $         -      $        -       $    125,724      $           -      $        -
                                                  ------------     ------------     -------------     --------------     -----------

Expenses
      Research and development (1)                  2,650,069               -          8,354,200          1,088,658               -
      Sales and marketing (1)                         232,852               -          4,690,309            124,235               -
      General and administrative (1)                1,275,728        1,733,135        14,283,768            480,172         431,207
      Stock-based compensation                         72,771            6,050        11,478,481              7,761           1,424
      Bad debt expense                                     -                -            161,000                -                 -
                                                  ------------     ------------     -------------     --------------     -----------
Total expenses                                      4,231,420        1,739,185        38,967,758          1,700,826         432,631
                                                  ------------     ------------     -------------     --------------     -----------

Operating loss                                     (4,231,420)      (1,739,185)      (38,842,034)        (1,700,826)       (432,631)
                                                  ------------     ------------     -------------     --------------     -----------

Other (income) expense
      Legal settlement                                     -           333,333           565,833                -           333,333
      Loss on investment                                   -                -             17,000                -                 -
      Other income                                         -                -            (75,000)               -                 -
      Net losses of affiliate                              -                -          1,196,656                -                 -
      Impairment loss on investment in affiliate           -                -            748,690                -                 -
      Gain on sale of Copy Protection Business             -        (5,708,328)       (5,708,328)               -                 -
      Gain on sale of investment in affiliate              -           (40,000)          (40,000)               -                 -
      Loss on disposition of fixed assets                  -            28,963            29,181                -            15,348
      Amortization of deferred financing costs             -                -          4,516,775                -                 -
      Interest income                                 (19,974)         (13,301)         (943,715)           (11,208)        (11,002)
      Interest expense                                     -                66         1,966,147                -                 -
                                                  ------------     ------------     -------------     --------------     -----------

Total other (income) expenses                         (19,974)      (5,399,267)        2,273,239            (11,208)        337,679
                                                  ------------     ------------     -------------     --------------     -----------

Net (loss) income                                  (4,211,446)       3,660,082       (41,115,273)        (1,689,618)       (770,310)

Deemed dividend on convertible preferred stock      1,995,802               -          1,995,802          1,995,802               -
Dividend on convertible preferred stock                52,356               -             52,356             52,356               -
                                                  ------------     ------------     -------------     --------------     -----------

Net (loss) income applicable to common
    stockholders                                  $(6,259,604)     $  3,660,082     $(43,163,431)     $  (3,737,776)     $ (770,310)
                                                  ============     ============     =============     ==============     ===========

Per share data:

      Basic and diluted                           $     (0.38)     $      0.21                        $       (0.23)     $    (0.05)
                                                  ============     ============                       ==============     ===========

Weighted average number
    of common shares used in
    basic and diluted loss per share               16,440,630       17,437,511                           16,440,630      16,440,630
                                                  ============     ============                       ==============     ===========


(1) Excludes non-cash,  stock-based
    compensation expense as follows:

      Research and development                    $        -       $         -      $    456,239      $           -      $        -
      Sales and marketing                                  -                 -         5,336,558                  -               -
      General and administrative                       72,771            6,050         5,685,684              7,761           1,424
                                                  ------------     ------------     -------------     --------------     -----------

                                                  $    72,771      $     6,050      $ 11,478,481      $       7,761      $    1,424
                                                  ============     ============     =============     ==============     ===========


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


                                                                                     Inception                  From
                                                           Nine Months               (July 14,               Three Months
                                                              Ended                   1994) to                   Ended
                                                          September 30,             September 30,            September 30,
                                                      2004             2003             2004             2004              2003
                                                      ----             ----             ----             ----              ----

Net (loss) income                                 $  (4,211,446)   $   3,660,082    $ (41,115,273)   $  (1,689,618)   $    (770,310)

Other comprehensive (loss) income
      Foreign currency translation adjustments                -           (1,999)          81,007                -                -
                                                 ---------------  ---------------  ---------------  ---------------  ---------------

             Comprehensive (loss) income          $  (4,211,446)   $   3,658,083    $ (41,034,266)   $  (1,689,618)   $    (770,310)
                                                 ===============  ===============  ===============  ===============  ===============



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


                                                                                                                      From
                                                                                      Nine Months                   Inception
                                                                                         Ended                   (July 14, 1994)
                                                                                     September 30,               to September 30,
                                                                                 2004              2003               2004
                                                                                 ----              ----               ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                         $  (4,211,446)   $    3,660,082    $   (41,115,273)
   Adjustments to reconcile net (loss) income
    to net cash used by operating activities:
      Depreciation and amortization                                                  3,497             4,092            956,854
      Forgiveness of note receivable, officer                                           -             66,667            100,000
      Loss from write-down of fixed assets                                              -             32,963            195,373
      Bad debt expense                                                                  -                 -             161,000
      Amortization of note discount and finance costs                                   -                 -           4,666,225
      Translation adjustment                                                            -                 -              (1,528)
      Beneficial conversion feature of convertible debt                                 -                 -             572,505
      Stock, warrants and options issued for services and legal settlement          72,771             6,050         11,651,442
      Payment of common stock issued with guaranteed selling price                      -                 -            (155,344)
      Net losses of affiliate                                                           -                 -           1,196,656
      Impairment loss on investment in affiliate                                        -                 -             748,690
      Gain on sale of Copy Protection Business                                          -         (5,708,328)        (5,708,328)
      Gain on sale of investment in affiliate                                           -            (40,000)           (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                             -                 -                 554
        Prepaid expenses and other current assets                                   89,747          (117,043)          (160,489)
        Other assets                                                                    -               (188)               -
        Accounts payable                                                           (33,666)          (27,419)          (487,714)
        Accrued expenses                                                            40,291           267,000          1,150,920
        Accrued severance pay                                                      (64,734)           79,360           (122,363)
        Interest payable                                                                -                 -             251,019
                                                                             --------------  ----------------  -----------------

      Net cash used in operating activities                                     (4,103,540)       (1,776,764)       (26,139,801)
                                                                             --------------  ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                  -                 -              68,594
   Purchases of property and equipment                                             (56,960)          (16,067)        (1,059,562)
   Proceeds from sale of Copy Protection Business                                       -          5,050,000          5,050,000
   Proceeds from sale of investment in affiliate                                        -             40,000             40,000
   Investment in ComSign, Ltd.                                                          -                 -          (2,000,000)
   Increase in note receivable, officer                                                 -                 -            (100,000)
   Increase in note receivable                                                          -                 -            (130,000)
   Increase in organization costs                                                       -                 -              (7,680)
                                                                             --------------  ----------------  -----------------

      Net cash (used in) provided by investing activities                          (56,960)        5,073,933          1,861,352
                                                                             --------------  ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible preferred stock
     net of stock offering costs of $607,569                                     4,642,431                -           4,642,431
   Proceeds from issuance of common stock                                               -                 -          21,177,354
   Stock offering costs                                                                 -                 -            (475,664)
   Deferred financing costs                                                             -                 -            (682,312)
   Proceeds from short-term borrowings                                                  -                 -           1,356,155
   Proceeds from long-term debt                                                         -                 -           2,751,825
   Proceeds from convertible debentures                                                 -                 -           2,000,000
   Repayment of short-term borrowings                                                   -                 -          (1,357,082)
   Repayments of long-term debt                                                         -                 -          (1,615,825)
                                                                             --------------  ----------------  -----------------

      Net cash provided by financing activities                                  4,642,431                -          27,796,882
                                                                             --------------  ----------------  -----------------

Effect of exchange rate changes on cash                                                 -             11,722             (5,412)
                                                                             --------------  ----------------  -----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              481,931         3,308,891          3,513,021

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,031,090           653,885                  -
                                                                             --------------  ----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   3,513,021    $    3,962,776    $     3,513,021
                                                                             ==============  ================  =================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the period for interest                               $           -    $           66    $       476,978
                                                                             ==============  ================  =================

      Non-cash investing and financing activities:
        Deemed dividend in connection with sale of
        convertible preferred stock                                          $   1,995,802    $            -    $     1,995,802
                                                                             ==============  ================  =================

        Accrual of dividend on Convertible Preferred Stock                   $      52,356    $            -    $        52,356
                                                                             ==============  ================  =================


                                      See Notes to Condensed Consolidated Financial Statements.

                                                                 -4-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Amedia Networks, Inc. (formerly known as "TTR Technologies, Inc.") and its subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the information not misleading have been included. Operating results for the nine and three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

On May 27, 2004, the Company changed its name from TTR Technologies, Inc. to Amedia Networks, Inc.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the accompanying financial statements, as of September 30, 2004, the Company had a cash balance of approximately $3,500,000.

On August 9, 2004, the Company completed a private placement of certain of its securities for aggregate gross proceeds of $5.25 million. Following the payment of offering related expenses, the Company received net proceeds of approximately $4.6 million. The Company believes that the proceeds of the private placement of these securities will enable it to complete the development of its initial products, expand the range of these product applications and otherwise maintain its operations as presently conducted through the first quarter of 2005. Thereafter, the Company will need to raise additional cash in order to fully execute its business plans and commercialize its proposed products. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects.

Concurrent with the August 2004 private placement, the Company also secured a $6 million equity line providing for the sale of up to that amount of Common Stock during a 24-month period that commences after the effectiveness of the registration statement relating to such equity line. However, use of the equity line is subject to certain substantial restrictions further discussed in Note 3 below.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3- EQUITY RAISE

PRIVATE PLACEMENT. On August 9, 2004, the Company completed a private placement to certain private and institutional investors of 52,500 shares of its Series A 7% Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred") for aggregate gross proceeds of $5.25 million. In connection with the issuance of the Series A Preferred, the Company issued five-year warrants (the "Investor Warrants") to purchase up to 3.5 million shares of the Company's Common Stock at a per share exercise price of $1.50 and up to an additional 3.5 million shares of the Company's Common Stock at a per share exercise price of $2.50. The private placement resulted in a beneficial conversion feature of $2,494,753 for which the Company recorded a deemed dividend of $1,995,802 for the nine months ended September 30, 2004. The remaining unaccreted deemed dividend of $498,951 will be recorded during the fourth quarter of 2004 when the Series A Preferred becomes convertible.

On July 30, 2004, the Company filed in Delaware a Certificate of Designations of Rights and Preferences for 52,500 Series A 7% Convertible Preferred shares. Each Series A Preferred share has a stated value of $100 and, commencing on the earlier of (i) the 65th day following issuance or (ii) the effective date of the registration statement referred to below, is convertible into Common Stock at an initial conversion rate equal to $0.75 per share of Common Stock, subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. Dividends at the rate of 7% per annum are payable on a semi-annual basis and, at the option of the Company, dividends may be paid in shares of Common Stock at rate of $0.75 per share. The Company recorded an accrual for the preferred stock dividend payable of $52,356 and a corresponding charge to net loss applicable to common stockholders for the nine months ended September 30, 2004. If not converted earlier, on the fifth anniversary of issuance, the Series A Preferred will automatically convert into shares of the Company's Common Stock at the per share of Common Stock conversion price then in effect.

The exercise prices of the Investor Warrants are also subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. Holders of the Investor Warrants are entitled to exercise these warrants on a cashless basis following the first anniversary of issuance if at the time of exercise there is no effective registration statement in effect.

The Company received net proceeds of approximately $4.6 million from the sale of the Series A Preferred, net of payment of offering related expenses.

In connection with the placement of the Series A Preferred shares, the Company issued to placement agents five year warrants (the "Placement Agent Warrants") to purchase up to 1.4 million shares of Common Stock, representing 10% of the shares of Common Stock issuable upon conversion of the Series A Preferred shares and exercise of the Investor Warrants as of the date of issuance. The Placement Agent Warrants contain per share exercise prices ranging between $0.75 and $2.50 and otherwise have the same substantive provisions as the Investor Warrants.

Pursuant to the terms of the agreements with the holders of the Series A Preferred shares, the Company undertook to file within 60 days of closing a registration statement (the "Series A Registration Statement") covering the Common Stock underlying the Series A Preferred shares, the Investor Warrants and the Placement Agent Warrants. The Company intends to file the Series A Registration Statement as soon as practically possible following the filing of this quarterly report on Form 10-QSB. Under the agreements with the holders of the Series A Preferred shares, the Company will be obligated to pay liquidated damages to the holders of the Series A Preferred Shares if the Series A Registration Statement is not declared effective by December 7, 2004 or if, the effectiveness of the Series A Registration Statement is subsequently suspended for more than certain permitted periods (as defined in such agreements). The amount that the Company must pay to the holders of the Series A Preferred shares incurred as a result of any delay in the filing of such registration statement, any delay in the effective date or after a permitted suspension period will be 1% of the stated value of all of the Series A Preferred shares during any 30-day period (and pro rata for any such period which is less than 30 days). The Series A Preferred holders have the right to have these liquidated damages paid in shares of Common Stock (valued at the conversion price) or, if the Registration Statement becomes effective on or before February 5, 2005, the Company is entitled to pay these liquidated damages in shares of Common Stock. Notwithstanding the foregoing, if the Series A Registration Statement is declared effective on or before January 6, 2005, the Company will not be required to pay any liquidated damages in respect of the delay in the filing of such registration statement or effectiveness thereof.

EQUITY LINE. In August 2004, the Company secured from an institutional investor a $6 million equity line (the "Equity Line") on which the Company can draw from time to time during a 24 month period following the effectiveness of the Series A Registration Statement, subject to certain conditions. The Company intends to file a registration statement respecting the resale of the Common Stock issuable pursuant to the Equity Line (the "Equity Line Registration Statement") no earlier than the 90th day following the effective date of the Series A Registration Statement (but not later than the 120th day after such date). The Equity Line commitment is, at the option of the Equity Line investor, terminable, if the Company does not timely file the Equity Line Registration Statement or if such Registration Statement is not declared effective within 180 days following the filing thereof.

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

NOTE 4 - AGREEMENTS WITH LUCENT TECHNOLOGIES, INC.

The Company and Lucent Technologies, Inc. ("Lucent") entered into a development and licensing agreement, effective as of January 6, 2004 (the "Development and Licensing Agreement"), pursuant to which Lucent agreed to develop for and license to the Company next-generation management and routing technologies and equipment (collectively the "Equipment") designed to provide Fiber-to-the-Premises (FTTP) capabilities for voice, video, data, and voice-over-Internet protocol (VoIP). Under the Development and Licensing Agreement, the Company paid to Lucent $1.9 million for the development of first generation premises gateway (a customer premises unit for provisioning broadband access directly to the subscriber) and aggregator switch (the unit that routes data to and from the subscriber's premises).

Subsequent thereto, the Company and Lucent in April 2004 entered into a supplementary development agreement primarily to (i) design an outdoor hardened configuration of the aggregator switch to enable the product to be placed in the outside environment where required, (ii) add a wireless port on the premises gateway to enable it to communicate with voice, video and data devices through a wireless connection, and (iii) provide an interim network management system required by the market to control all three network elements from a remote network operations center. In consideration of Lucent's undertaking to assist in the development of these upgrades, the Company paid to Lucent an additional $500,000. As of September 30, 2004, the Company and Lucent entered into an additional supplementary development agreement to jointly design an outdoor hardened configuration of the premises gateway and additional software features for the aggregator switch including remote software management for additional consideration of approximately $368,000. The Company expects to remit payment upon completion of these enhancements. The enhanced premises gateway and aggregator switches will comprise the Company's initial products.

In July 2004, the Company and Lucent entered into an amendment (the "Amendment") to their Development and Licensing Agreement pursuant to which Lucent is to deliver to the Company an improved design model for the CS 1200 Core Switch (the "CS") by December 20, 2004. Subject to delivery, the Company and Lucent agreed that payments aggregating $1.1 million originally scheduled to be made in two payments of $500,000 and 600,000, respectively, in December 2004 and March 2005, would be re-scheduled to be made in monthly installments of $110,000, beginning in December 2004. If Lucent does not meet the delivery date by December 20, 2004, the Company is entitled to delay the rescheduled payments by one year; if delivery is not made by March 20, 2005, the Company is not required to make any of these payments.

RESEARCH AND DEVELOPMENT

Research and development costs are incurred in connection with product testing and development and are expensed as incurred. Research and development costs for the nine and three months ended September 30, 2004 were $2,650,069 and $1,088,658, respectively, and $0 for the nine and three months ended September 30, 2003.

NOTE 5 - EMPLOYMENT AGREEMENTS

The Company and Mr. Frank Galuppo, the Company's Chief Executive Officer entered into a three-year employment agreement, effective as of March 15, 2004, pursuant to which Mr. Galuppo is paid an annual salary of $180,000. Mr. Galuppo's salary is scheduled to increase to $210,000 in year two and to $235,000 in year three. The agreement further provides that if Mr. Galuppo's employment is terminated other than for cause (as defined in the employment agreement) or if Mr. Galuppo terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of three months' base salary and benefits, if such termination takes place during the first 12 months from the effective date of the agreement. If such termination takes place after the first year of employment, then Mr. Galuppo will be entitled to receive the equivalent of six months' base salary and benefits. The Company also issued to Mr. Galuppo options under the Company's 2000 Equity Incentive Plan to purchase up to 1,315,250 shares of the Company's common stock, par value $0.001 (the "Common Stock") at a per share exercise price of $0.74, which are scheduled to vest over 12 succeeding quarters, beginning June 30, 2004.

In April 2004, the Company and its then former Chief Operating Officer, Mr. Sam Brill, entered into an agreement amending and restating Mr. Brill's employment agreement (as so amended, the "Amended Agreement") pursuant to which Mr. Brill resigned as the Company's Chief Operating Officer and assumed the position of Vice President, Internal Operations. In connection with his resignation as the Company's Chief Operating Officer and in consideration of the release of certain rights under the original employment agreement, the Company paid to Mr. Brill the amount of $75,000, less payroll deductions. Under the Amended Agreement, commencing as of April 5, 2004 and continuing through October 5, 2004, Mr. Brill was compensated at $7,500 per month. The agreement is extended for successive one-month periods unless either the Company or Mr. Brill notifies the other prior to the expiration of the agreement of its election to not so extend. Currently, the agreement continues on a month-to-month basis as neither party has elected to terminate it.

NOTE 6 - TERMINATION AND SETTLEMENT AGREEMENT

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

NOTE 7 - STOCK BASED COMPENSATION

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


                                                                Nine Months Ended                     Three Months Ended
                                                                  September 30,                         September 30,
                                                            2004                2003               2004               2003
                                                      -----------------   -----------------  -----------------  -----------------
Net (loss) income applicable to common
     stockholders as reported                          $    (6,259,604)    $     3,660,082    $    (3,737,776)   $      (770,310)

Add: Stock-based employee compensation
     expense included in reported
     net (loss) income, net of related tax effects              12,022               6,050              7,761              1,424

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                                              (650,276)           (247,728)          (185,554)           (81,983)
                                                      -----------------   -----------------  -----------------  -----------------

     Pro forma                                         $    (6,897,858)    $     3,418,404    $    (3,915,569)   $      (850,869)
                                                      =================   =================  =================  =================

Net (loss) income per share applicable to
     common stockholders, basic and diluted
     as reported                                       $         (0.38)    $          0.21    $         (0.23)   $         (0.05)
                                                      =================   =================  =================  =================

     Pro forma                                         $         (0.42)    $          0.20    $         (0.24)   $         (0.05)
                                                      =================   =================  =================  =================

Common stock equivalents have been excluded from the weighted-average shares for the nine and three months ended September 30, 2004 and 2003, as inclusion is anti-dilutive. Potentially dilutive options of 4,713,642 and 2,210,175 are outstanding at September 30, 2004 and 2003, respectively. Potentially dilutive warrants of 10,665,000 are outstanding at September 30, 2004. In addition, the Company has outstanding 52,500 shares of Series A Convertible Preferred Stock which are potentially convertible into 7,000,000 shares of common stock.

On January 21, 2004, the Company's Compensation Committee awarded to each of the Company's then two independent directors 164,406 non-qualified options to purchase the Company's Common Stock at a $0.56 strike price and immediate vesting with a 5 year life.

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

The warrants have an exercise price of $0.62 per share. The $0.62 strike price equaled the closing market price of the Company's stock on the date of issuance. The Company recorded stock-based compensation expense of $60,749 in the accompanying financial statements for the nine and three months ended September 30, 2004 for this transaction.

On May 25, 2004 the Company's Compensation Committee granted from the 2000 Equity Incentive Plan 60,000 non-qualified options to purchase the Company's Common Stock at a $0.71 strike price vesting over 2 years to a member of the Company's newly formed Advisory Board. The $0.71 strike price equaled the closing market price of the Company's stock on the date of issuance. The fair value of the options amounted to $34,087 and is being amortized over the 2-year vesting period. Amortization expense for the nine and three months ended September 30, 2004 was $8,522 and $4,261, respectively.

On May 25, 2004 the Company's Compensation Committee granted from the 2002 Non-Employee Directors Stock Option Plan 225,000 non-qualified options to purchase the Company's Common Stock at a $0.71 strike price vesting over 2 years to three new directors of the Company's Board. The $0.71 strike price equaled the closing market price of the Company's stock on the date of issuance.

On July 1, 2004 in conjunction with a new employment agreement, an employee received options to purchase a total of up to 100,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan, vesting over a three year period. The options have an exercise price of $0.55, which was less than the closing market price of the Company's Common Stock on the date of hire. As such, the Company recorded deferred compensation of $42,000.

In August and September 2004, in conjunction with their employment agreements, three new Company employees received options to purchase a total of up to 220,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan. The options will vest over a two or three year period, at exercise prices ranging from $0.91 to $1.05 based on the closing market price of the Company's Common Stock on their respective dates of hire.

ITEM 2. PLAN OF OPERATION

OVERVIEW

     Amedia Networks, Inc. (hereinafter, the "Company"), formerly known as "TTR Technologies, Inc.", is a development stage company that designs, develops and intends to market technology-based broadband access solutions for voice, video and data services, focusing on fiber-based and Ethernet-based solutions, including Fiber-to-the-Premises (FTTP). The Company's products are being designed to provide a cost-effective advanced broadband access solution that leverages existing network structures, minimizes operation costs and satisfies subscriber demand for advanced Internet, video and entertainment services. The core technologies underlying the Company's evolving product line have been co-developed with Lucent Technologies, Inc. ("Lucent") at Lucent's Bell Labs in New Jersey. The Company and Lucent have entered into a Development and Licensing Agreement as of January 6, 2004 (the "Development and Licensing Agreement") relating to the development and licensing by Lucent to the Company of specified core technologies. The Company's evolving product line utilizes Lucent owned FTTP technologies and solutions as well as technologies and solutions developed jointly by the Company and Lucent (collectively, the "FTTP Solutions"). Under the Development and Licensing Agreement, Lucent has granted to the Company a worldwide, perpetual and non-exclusive license to use the FTTP Solutions to manufacture, develop and sell FTTP communication products and solutions.

     The Company commenced operations in the broadband access communications business in March 2004, following the approval of the Development and Licensing Agreement by the Company's stockholders. From its inception in 1994 through May 2003, the Company was primarily engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the Internet. In May 2003, the Company sold its copy protection business. On May 27, 2004, the Company changed its corporate name to "Amedia Networks, Inc.".

     The Company's initial product line is designed to deliver FTTP "triple play" broadband communication (voice, video and data) and will be marketed under the tradename "QoStream". The Company anticipated initial products will be comprised of the following:

     o QOSTREAM(TM) PG1000: a premises gateway component that resides with the subscriber and is designed to perform data, telephony, video and local Ethernet switching functions (the "QoStream PG1000"). The QoStream PG1000 can be situated inside or outside (in a hardened configuration) of a premises, and is the device that subscribers connect to for their voice, data, and video services.

     o QOSTREAM AS5000 AGGREGATION SWITCH a distributed Ethernet switch designed to route data to and from the premises gateways at distances of up to

          40km away (the "QoStream AG5000"). This switch is very compact, and can be located outside in a cabinet or on a telephone pole (in a "hardened" configuration which does not require any environmental conditioning) or can reside inside a communications building.

     o QOSTREAM(TM) DIRECTOR: a network management system designed to provide product and network management functions for the above products (the "QoStream Director"). It supports fault isolation, configuration, inventory and accounting management. The QoStream Director will be made available for use in conjunction with the above products.

     We anticipate that QoStream PG1000 and the QoStream AS500 will become available for commercial release by December 31, 2004. The QoStream Director is in the development stage with a third party development contractor and the Company expects that it will be available for customer testing and commercial delivery in the first quarter of 2005. We anticipate that we be shipping selective products for customer evaluation in November 2004, and expect that will be able to provide selective products for general deployment in December 2004.

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

PLAN OF OPERATION

     The Company's immediate goal is to complete the design, development, testing and commence the marketing of the initial QoStream products for FTTP deployment. Subject to raising additional funds and market demands, the Company intends to expand business applications, configure the QoStream products for diverse in-house wiring options, including copper wiring for localities where subscribers are served via copper interfaces.

     Since April 2004, the Company has significantly increased its business activities and commercialization efforts. As of September 30, 2004, the Company had twelve employees in the sales, marketing, product management, design, development and testing areas. Subject to raising additional capital, the Company expects to continue making a substantial investment in these areas.

     For the foreseeable future, the Company does not expect to maintain any manufacturing or fabrication facilities. Accordingly, the Company is in the process of identifying likely third party manufacturing facilities in order to mass-produce its prospective products.

     The Company is subject to significant business risks. See "LIQUIDITY AND CAPITAL RESOURCES" below.

FINANCIAL CONDITION

     As a development stage company, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company has only been engaged in the broadband access business since March 2004. From its inception in 1994 through May 2003, the Company was engaged solely in the copy protection business. Accordingly, the Company's prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company commencing operations in a new business.

     The Company has not had any significant revenues to date. As of September 30, 2004, the Company had an accumulated deficit of approximately $41 million. The Company's expenses associated with this deficit relate primarily to expenditures on research and development, marketing, recruiting and retention of personnel, professional fees, costs of raising capital and operating expenses incurred while it was engaged in the copy protection business.

     To date, the Company has remitted to Lucent approximately $2.4 million in respect of development work performed under the Development and Licensing Agreement and additional product enhancement and upgrading undertaken pursuant to subsequent supplementary development agreements. Subject to completion of additional product enhancing being performed under a supplemental development agreement entered into as of September 30, 2004, the Company expects to remit to Lucent an additional $368,000 upon completion and delivery to the Company of agreed upon product enhancements.

     The Company expects to incur significant additional development expenditures, and operating losses are expected to continue for the foreseeable future in connection with its new business in the broadband access field. There can be no assurance that the Company can operate profitably in the future. The Company's continuation as a going concern is dependent upon, among other things, its ability to generate sufficient cash flow to meet its obligations on a timely basis. No assurance can be given that the Company will be able to obtain necessary financing on acceptable terms.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception in August 1994, the Company has financed its operations through the sale of its securities. The proceeds from the sale of the Copy Protection Business in May 2003 were also used to finance operations.

     As of September 30, 2004, the Company had approximately $3.5 million in available cash and cash equivalents, representing an increase of approximately $500,000 from the cash and cash equivalents available as of December 31, 2003. The increase is attributable to the capital raise completed in August 2004 and discussed below.

     In August 2004, the Company completed a private placement to certain private and institutional investors of shares of its Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred") for aggregate gross proceeds of $5.25 million. The Company received net proceeds of approximately $4.6, following the repayment of offering related expenses.

     Concurrent with the placement of the Series A Preferred stock, the Company also secured in August 2004 a $6 million equity line commitment on which it can draw from time to time during a 24 month period following the effectiveness of a separate registration statement relating thereto, subject to certain conditions. Pursuant to the terms of the agreements with the holders of the Series A Preferred Shares, the Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement relating to the Series A Preferred (but no later than the 120th day after such date). The Equity Line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the Equity Line.

     The Company does not currently anticipate that it will be receiving delivery of the core switch under the Development and Licensing Agreement and the amendment thereto of July 2004. Accordingly, the Company anticipates that approximately $1.1 million that it would have remitted to Lucent in monthly installments of $110,000 beginning in December 2004 in connection with the delivery of the core switch will be used to further enhance the QoStream products and to expand product application.

     The Company believes that its available cash resources will enable it to maintain its operations as presently conducted and execute its business plan through the first quarter of 2005. The Company anticipates that it will need to raise additional funds in order to market its initial prospective FTTP QoStream products, expand product applications and otherwise execute its business plan. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. If the Company is unable to raise such financing on commercially reasonable terms, it may be required to curtail expenditures, delay product development or commerical release or no longer be able to remain in business. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects.

     The notes to condensed consolidated financial statements accompanying this report for the nine and three months ended September 30, 2004, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital.

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

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer (and the Principal Financial Officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer (and Principal Financial Officer) concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     During the quarter ended September 30, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on the Company's business.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

SALE OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning sales by the Company of unregistered securities during the three months ended September 30, 2004. The issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

     1. In August 2004, the Company entered into agreements with 36 investors pursuant to which it issued to them, and they purchased, 52,500 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share (the "Series A"). In connection with the issuance of the Series A shares, the Company issued to the purchasers of the Series A shares five-year warrants (the "Investor Warrants") to purchase up to 3.5 million shares of the Company's common stock, par value $0.001 (the "Common Stock") at a per share exercise price of $1.50 and up to 3.5 million shares of the Company's Common Stock at a per share exercise price of $2.50.

     2. In connection with the placement of the Series A shares, the Company issued to three placement agents five-year warrants (the "Placement Agent Warrants") to purchase, in the aggregate, up to 1.4 million shares of Common Stock, The Placement Agent Warrants are exercisable at prices ranging from $0.75 to $2.50 per share and are otherwise exercisable on substantially the same terms and conditions as the Investor Warrants. The Common Stock underlying the Placement Agent Warrants will be also included in the Series A Registration Statement.

     3. In August and September 2004, the Company issued to three newly hired employees from the Company's 2000 Equity Incentive Plan options to purchase up to a total of 220,000 shares of the Company's Common Stock at per share exercise prices ranging from $0.91 to $1.05. The options vest over two and three years in equal quarterly installments at the end of each quarter.

     4. In July 2004, the Company issued to a newly hired employee from the Company's 2000 Equity Incentive Plan options to purchase a total of up to 100,000 shares of the Company's Common Stock at a per share exercise price of $0.55.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Certificate of Designations of Rights and Preferences of the Series A Convertible Preferred Stock of Amedia Networks, Inc. *

4.2 Form of Common Stock Purchase Warrant issued by Amedia Networks, Inc. to certain investors. *

4.3 Form of Common Stock Purchase Warrant issued by Amedia Networks, Inc. to certain placement agents. *

4.4 Form of Common Stock Purchase Warrant issued by Amedia Networks, to the investor identified therein. *

10.1 Form of Securities Purchase Agreement dated as of July 30, 2004, among Amedia Networks, Inc. and certain investors. *

10.2 Form of Registration Rights Agreement dated as of July 30, 2004, among Amedia Networks, Inc. and certain investors. *

10.3 Private Equity Credit Agreement dated as of August 9, 2004 by and between Amedia Networks, Inc. and the investor identified therein. *

10.4 Registration Rights Agreement dated as of August 9, 2004 by and between Amedia Networks, Inc. and the investor identified therein. *

31 Certification of Chief Executive and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32 Certification of Chief Executive and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

* Filed as an exhibit to the Company's report on Form 8-K filed on August 12, 2004.

(b) Reports on form 8-K

     The Company filed a report on Form 8-K on August 12, 2004 announcing the private placement of 5,250 shares of the Company's Series A 7% Convertible Preferred Stock for aggregate gross consideration of $5.25 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMEDIA NETWORKS, INC.


DATE: NOVEMBER 12, 2004                    BY /S/ FRANK GALUPPO
                                           FRANK GALUPPO,

                                           CHIEF EXECUTIVE OFFICER (AND
                                           PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)