Form 10KSB
period 2004-12-31
AMEDIA NETWORKS, INC.
filed 2005-03-31
CIK 933955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
MARK ONE:
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

COMMISSION FILE NUMBER: 0-22055

                              AMEDIA NETWORKS, INC.
        (Exact name of Small Business Issuer as specified in its chapter)

Delaware                                     11-3223672
(State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation)

              101 CRAWFORDS CORNER ROAD, HOLMDEL, NEW JERSEY 07733
                    (Address of Principal Executive Offices)

                                  732 949-2350
         (Small Business Issuer's Telephone Number, including Area Code)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                          $.001 Par Value Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the year ended December 31, 2004: $0

As of March 30, 2005, there were 20,450,320 outstanding shares of the issuer's Common Stock. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $23.7 million. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Electronic Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2005 annual meeting of stockholders, are incorporated by reference in Items 9-12 and 14 of Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                              AMEDIA NETWORKS, INC.
                         2004 FORM 10-KSB ANNUAL REPORT



                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.............................................3

ITEM 2.    DESCRIPTION OF PROPERTY............................................28

ITEM 3.    LEGAL PROCEEDINGS..................................................28

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................28

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........28

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........30


ITEM 7.    FINANCIAL STATEMENTS...............................................34

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................34

ITEM 8A.   CONTROLS AND PROCEDURES............................................34

ITEM 8B.   OTHER INFORMATION..................................................34

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................34

ITEM 10.   EXECUTIVE COMPENSATION.............................................34

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................34

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................34

ITEM 13.   EXHIBITS...........................................................35

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES...............................34

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Amedia Networks, Inc. is a development stage company that designs, develops and markets technology-based broadband access solutions for voice, video and data services, focusing on fiber-based and Ethernet-based solutions, including Fiber-to-the-Premises (FTTP). The core technologies underlying our initial products have been co-developed with Lucent Technologies, Inc. ("Lucent") at Lucent's Bell Labs in New Jersey. We and Lucent entered into a Development and Licensing Agreement as of January 6, 2004 (the "Development and Licensing Agreement") relating to the development and licensing by Lucent to us of specified core technologies. Our initial products utilize Lucent owned technologies as well as technologies developed jointly by us and Lucent. Under the Development and Licensing Agreement, Lucent has granted to us a worldwide, perpetual and non-exclusive license to manufacture, develop and sell products designed to deliver broadband based access solutions utilizing the Lucent owned technologies and related patents.

We have been engaged in the broadband access solutions business only since March 2004. From our inception in August 1994 through October 2002, we were engaged solely in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and the Internet (the "Copy Protection Business") under the name of "TTR Technologies, Inc." We consummated the sale of the Copy Protection Business in May 2003. In May 2004, we changed our name to "Amedia Networks, Inc."

We market our broadband access products to telecommunications carriers, cable and video providers, governments, public utilities, and municipalities around the globe. We do not intend to market any products directly to subscribers.

INDUSTRY BACKGROUND

Two decades ago, communications technology generally consisted of simple analog signals representing voice, video, and data transmitted over networks of copper telephone lines for voice and very limited data, or coaxial cables for limited video. Communications technology has significantly changed in the past two decades and currently includes both complex analog and digital voice, video and data signals transmitted over varying networks of media that now include fiber optic strands and wireless transmission over radio frequencies. Some media such as fiber optical strands can handle all types of signals that are managed in a converged, consolidated system. This evolution has been driven by the interplay between technological innovations and substantial increases in the number of users and new data-intensive computing and communications applications, such as web-based commerce, streaming audio and video and telecommuting, as well as mobility applications. These applications and the associated devices are continuing to require higher and more cost-efficient data transfer rates throughout the network infrastructures that serve them.

Traditionally, technology advances have been first implemented in what is called "the core" of a network, that is, where signal traffic from individual users is grouped together in increasingly larger and larger bundles of traffic, and transported from one centralized aggregation point to another. For example, fiber optics was first used in inter-continental transport where a single cable would carry signals from thousands and thousands of individuals. Typically, the use of newer transport technologies have reached the access network (or the "edge" of the network - where the subscribers are located) only at a later point in time after the costs associated with using the new technologies (at the subscriber level) had been substantially reduced.

Over the last several years, the cost of deploying different access technologies has generally declined to the point where telephone companies and cable companies could and have increased the amount of bandwidth that they provide to their subscribers. For example, most subscribers previously had access to 28.8 Kilobytes per second (Kbps) or up to 56 Kbps over their analog phone lines for very limited data services. Now, they can access networks at rates greater than
1.5 Megabytes per second (Mbps), enabling voice, data, music, Internet based multiplayer gaming and some video transfers over the Internet

Traditionally, carriers providing telephone and data services deployed them over separate networks, an approach called "overlay networks." Data traffic would be separated from voice traffic soon after it left a subscriber's interface with the network, and they were each transported and managed very differently from each other. Different provisioning software, maintenance procedures, and craft skills would be used for each of these networks. However, in response to the increased consumer demand for faster, less expensive, and more advanced services, some carriers, in addition to adding greater capacities for faster access networking, are starting to converge their separate voice and data services onto single integrated networks. This convergence of voice and broadband services allows carriers to lower operating costs by eliminating much of the duplication. These developments impact both operating expenses as well as capital requirements. Today, many carriers are considering or beginning to deploy Voice over Internet protocol (VoIP) systems, which are voice services on networks designed for data.

The regulatory environment is also a factor that has impacted network convergence. Concerns over regulatory ambiguity generated hesitation among traditional telephone carriers for deployment of packet-based voice and broadband services. Generally, carriers were required to open up their infrastructure for use by non-infrastructure carriers at wholesale prices. Those non-infrastructure carriers would in turn offer services over that infrastructure to subscribers that would compete with the incumbent carrier, thereby realizing the regulators' intent of increased retail competition. However, a result of this approach was that infrastructure-based carriers were hesitant in deploying newer technologies. Meanwhile, cable companies, who were not under these same requirements, continued to successfully rollout a competitive service bundle of voice, video and high-speed Internet services. Recently, regulators have begun to address this and related issues, and have removed some of the dis-incentives to incumbent carriers to deploy the capabilities to offer converged services. For example, the FCC has excluded infrastructure carriers from this requirement when they deployed certain fiber-based facilities for new housing in new neighborhoods. On October 14, 2004, the FCC went a step further by eliminating the sharing requirement when an infrastructure carrier deployed fiber to a node within 500 feet of a home and connected the home to that node with copper.

EVOLUTION OF THE NETWORK INFRASTRUCTURE

Traditionally, access networks consisted of copper cabling along which voice, data and video communications were transmitted in the form of electronic signals. While copper cabling is generally a reliable transmission medium, its ability to transmit large volumes of data at high speeds is limited, and it is prone to electromagnetic interference, or EMI, from nearby electronic equipment and other sources. EMI interferes with the transmission of a signal and degrades signal quality. Copper is also more costly to maintain given its more reactive nature with respect to moisture and other environmental factors.

To overcome the limitations of the copper cable infrastructure and meet increasing demand for high capacity and high-speed voice and data transmission, communication service providers have increasingly adopted optical technology in their networks. Optical technology involves the transmission of data over fiber optic cables via digital pulses of light. Communication by means of light waves guided through glass fibers offers a number of advantages over conventional means of transmitting information through metallic conductors. Glass fibers carry significantly more information (bandwidth) over longer distances than metallic conductors but, unlike metallic conductors, are not subject to electromagnetic or radio frequency interference.

Given its superior bandwidth capability, ease of maintenance, improved data integrity and network reliability, fiber optic cable has become the communication medium of choice for the core network, and over time, into the wide-area networks and most metro networks. Today, high-speed connections operate at data transmission rates from 155 Mbps to 2.5 gigabits per second
(Gbps) in metro service areas and up to 40 Gbps in long haul networks.

Regardless of the selected communications medium or data transmission rate, the movement of all voice and data traffic throughout the telecommunications network requires the use of software intensive communications protocols that govern how information is passed within the network infrastructure. These protocols generally fall into two different categories. In one case, the traffic between two points is treated as a "whole" and allocated to a dedicated circuit. The other approach breaks up the information into packets, and allow those packets to traverse multiple paths to get to the same destination.

Circuit switching, the most common technique for transporting and switching ordinary telephone calls throughout the telecommunications network, was used because of its reliability; packet data in past decades was rarely able to offer the same assurances for delivering traffic when it was needed. The appeal of packet data - its efficient use of bandwidth- was not able to compensate for its uncertain performance levels for voice, video, and certain data applications. But that has changed in recent years with advances in many of the packet-oriented protocols. Accordingly, in recent years access solutions have become increasingly "packetized".

In addition to the increased use of packet-based networks, the economics of fiber-based solutions has improved enough so as to enable their increased use in access networks. Over the last several years, the use of optical transport has been increasingly reaching subscribers. Both cable and telephony carriers have found it advantageous to transport signals to a node in the access plant over fiber (to obtain the benefits discussed above) and then using copper to finally reach the home or small office. These "Fiber-to-the-Node" or FTTN deployments are becoming increasingly common. The expense, for carriers was in that final segment - the so-called "last mile" where digging up the flower beds and cement pavements of existing homes can become very costly. But this is beginning to change. Given the option of providing services to a new residential or business area with copper or fiber-based technology, fiber is generally chosen. This is a direct result of the declining cost of fiber-based systems, and the advantages they offer in both reduced operating expenses and new revenue opportunities.

INFRASTRUCTURE OF FTTP BASED ACCESS NETWORKS

Initial deployments of FTTP systems, based on the latest technology and innovation, has occurred in rural communities, which have typically been frustrated by being under-served by their incumbent telephone and cable carriers. Several municipalities and public utility authorities in states that do not prohibit such actions, have established access services through which they sell voice, data, and / or video based services to their community constitutes. (This same trend has occurred in several communities in the Scandinavian region of Europe.) Incumbents, concerned about the regulatory issues discussed above, had been more reticent to deploy such systems, although this may now change in some cases. In several Asian countries, FTTP deployments have been more "main stream" owing to a more activist position by their governments who see the resulting benefits as directly related to economic policy.

Two primary approaches are generally being used to provide FTTP access-based solutions. The first approach uses a passive optical network or PON architecture. In a PON system, digital signals are converted into light pulses and sent down a fiber which is then split into as many as 32 fibers - each terminating at different premises. Traffic from each premise can then be sent back up those fibers onto the common fiber and back into the network. The second approach uses Ethernet, the most common protocol for managing digital packets over a network, and employs a direct oversight role as to who gets what information. In an Ethernet switched optical network, or ESON, traffic is sent via light pulses to an Ethernet switch that can be located either in a communications office, or outside in an enclosure. At the Ethernet switch, traffic for a specific subscriber travels down a dedicated fiber as light pulses to a specific home or office. The standard for ESON-like networks was recently approved, although Ethernet itself has been a standard for network transport for over two decades.

PON systems were originally compelling since they adhered to an existing standard and used less fiber and less of what were then relatively more expensive optical components. This resulted in most of the earlier deployments being PON-based. Several of the largest United States carriers issued requirements for their FTTP deployments that specified a PON architecture. However, fiber and optical components have since become far less expensive - particularly the lasers and receivers of the kind used in ESON networks. Also, optical fiber has undergone reduced costs. (Actually, both PON and ESON use about the same amount of cabling - but PON systems have fewer fibers within each cable.) In addition, PON systems share all of the capacity of the fiber with multiple users. For example, a 1-Gbit per second link shared among 32 subscribers yields approximately 31 Mbits/sec per subscriber. Currently, the only way to increase the available bandwidth is to reduce the number of homes served. Reducing the number of subscribers to 16, for example, will double the bandwidth to 62 Mbits/sec while increasing the cost. ESONs can provide 100 or 1,000 Mbits/sec of bandwidth per subscriber in either the upstream or downstream direction. These factors are repositioning how PON and ESON systems are viewed and causing some network providers to reconsider their earlier decisions favoring PON architectures.

In addition, PON systems have limited reach and typically can only extend about 25 km from the central office. They cannot isolate information, users, or FTTP Solution faults. This means that when there is a problem with the PON network, the operator may not be able to identify the location and will need to send a technician out into the field (called a "truck roll") to search for the problem. This can drive up maintenance costs. PON systems pass all of the traffic from a node past every building. A determined "hacker" has physical access to the facility carrying all of that traffic and could more easily (than ESON systems) acquire content for which he or she was not authorized to access. ESON provides a higher level of security, a high level of scalability and symmetrical bandwidth upstream and downstream.

ESON systems, on the other hand, can extend up to 90 km from the central office, can completely isolate information streams, and remotely isolate and locate faults. Its basic architecture never allows "contact" with the content that was not intended for a given subscriber.

OUR BROADBAND ACCESS SOLUTIONS

Our initial FTTP based products comprise an ESON based solution that is designed to provide state-of-the-art Ethernet and Internet protocol technologies to the broadband access market. Our products are standards-based and carrier-grade and satisfy the demand for emerging broadband packet-based services in a cost effective and efficient manner. Our products are designed to enable secure, scalable and cost-effective delivery of "triple play" services (voice, video and data) over a seamless Ethernet network.

Our initial FTTP products are being marketed under the name "QoStream(TM)". Our current FTTP based QoStream products are comprised of the following:

        * QOSTREAM(TM) PG1000: a premises gateway product that resides with the subscriber and is designed to perform data, telephony, video and local Ethernet switching functions (the "QoStream PG1000"). Our premises gateway can be situated indoors and outdoors (in a hardened configuration), and is the device that subscribers connect to for their voice, data, and video services. Those connections are via simple telephone (RJ-12) or data (RJ-45) cables, or can be via a wireless 802.11g (WiFi) means. This product links to the network, and can be set-up to deliver the right kind of bandwidth to each device that a subscriber connects to it.

        * QOSTREAM AS5000 AGGREGATOR SWITCH: a distributed Ethernet switch designed to route data to and from the premises gateways at distances of up to 40km away (the "QoStream AG5000"). This switch is very compact, and can be located outside in a cabinet or on a telephone pole (in a "hardened" configuration which does not require any environmental conditioning) or can reside inside a building.

        * QOSTREAM(TM) DIRECTOR: a web-based Network Management System that provides complete operations capability for remotely managing the QoStream product line from a Network Operations Center (NOC). The QoStream Director employs the industry standard Simple Network Management Protocol (SNMP) for communicating with the PG1000 and the AS5000 Network Elements and utilizes standard Management Information Base (MIB) as well as Enterprise-specific MIBs for managing the various capabilities of the system. The QoStream Director provides a complete suite of management capabilities that consists of Fault, Configuration, Accounting, Performance and Security (FCAPS) management as well as topology and resource management. The Director features a Graphical User Interface (GUI) with equipment front panel views, topology views and alarm summaries. The GUI enables NOC personnel to provision bandwidth and Virtual Local Area Network
(VLAN) circuits for individual customers as well as service providers with simple point-and-click mechanisms. The QoStream Director is supported in a thin network platform that can manage thousands of network elements and in a large network platform that can support tens of thousands of network elements for managing complex large broadband access networks. The Director also features a north-bound interface that supports industry standards for interoperating with higher level network management systems as well as service management systems for service provisioning and billing functions.

Our QoStream product line includes certain features that we believe provide competitive advantages. These include:

        * INTEROPERABILITY WITH EXISTING NETWORKS: We have rigorously maintained full compliance with industry standards to achieve the highest performance levels for our products, as opposed to developing a simpler or proprietary solution. This assures that our products will have maximum levels of inter-operability with network products that may already be in our prospective customer's asset base.

        * OUTDOOR / HARDENED CONFIGURATION: Our QoStream PG1000 and QoStream AS5000 are both available in a hardened configuration for the outside deployment that many carriers require. Facilitating out-of-premises placement requires that the products be designed from start of their development cycle to function in an outside environment without adding significant initial or operating costs. For example, because of innovative design, our hardened aggregator switch can be placed into an outside cabinet or on a utility pole without the need for very expensive air conditioning to compensate for external or circuit-based heat build-up. Not only are operational costs reduced due to less power consumption for air conditioning, but the probability of system failure due to failure in the air conditioning unit is significantly decreased.

        * CENTRALIZED REMOTE CONTROL FEATURES: The combination of using an ESON architecture along with the features provided by the QoStream Director means that much of the provisioning, operational, administrative, and maintenance activities can be performed remotely from a centralized network operating center
(NOC) rather than on-site. Alarming features are also centralized. For example, any unauthorized access would alert a NOC operator.

        * REACH: Our systems have the longest reach of any currently deployed FTTP system, ranging over 90km from the subscriber's premises to the carrier's central office or head end with the use of our aggregation switch in an intermediate node. We believe that the added reach provides a wide range of flexibility to carriers in how they want to configure their access network to meet their specific requirements.

        * INSTALLATION AND DEPLOYMENT: We believe that the overall operations associated with the installation and deployment of our products are straight-forward and non-complex. A qualified technician can employ pluggable optical components to meet the configuration needs at a particular site without the need to coordinate with others at sites remote from the install site to turn-up a particular location.

DEMONSTRATIONS AND FIELD TESTING/ COMMERCIAL AVAILABILITY

Our initial QoStream products were first introduced to the public in their pre-release format in June 2004 at a major industry trade event. The QoStream PG1000, QoStream AS5000, and the QoStream Director were configured so as to interconnect two virtual homes with High Definition TV, live video, online interactive gaming, Voice over IP, and broadband data via wired and wireless means. The demonstration successfully showed the capabilities of these systems, including the ability to manage the bandwidth according to the parameters required for each of these applications. Following the event, further development ensued to prepare the products for commercial delivery.

The QoStream PG1000 and the QoStream AS5000 are currently available for shipment. We anticipate delivery from Lucent in May 2005 of an enhanced version of the AS5000. The QoStream Director is in development with a third party development contractor and we currently expect that will be available for customer testing and commercial delivery in April 2005.

OUR STRATEGY

Our goal is to become a leading designer, developer and distributor of next-generation broadband access equipment and technologies for the provision of "triple play" (voice, video and data) services. Our immediate goal is to commence the marketing of our initial QoStream products and to continue the development efforts on enhanced versions. Subject to raising additional funds and market demands, we intend to expand business applications, configure the QoStream products for diverse in-house wiring options, including copper wiring for localities where subscribers are served via copper interfaces.

To achieve these objectives, the key elements of our strategy include the following:

        * COMMENCE MARKETING THE INITIAL QOSTREAM PRODUCTS. We continue to seek out relationships with commercial carriers for the test deployments and eventual commercial deployments of the QoStream PG1000 and the QoStream AS5000. In November 2004, we entered into a non-exclusive co-marketing agreement with Riverstone Networks, Inc. ("Riverstone"), a company that markets Ethernet switches for metro applications. Under the agreement, we and Riverstone intend to perform an extensive set of interoperability tests to assure that our contemplated initial FTTP products interconnect with Riverstone's core switches. Where feasible, we and Riverstone have agreed to a comprehensive solution that enables carriers to deliver a vast range of IP voice, video and data services. We have also entered into a reseller agreement in November 2004 with LightRiver Technologies, Inc. ("LightRiver"), a full service telecommunications solutions provider of high performance products and services. Under the agreement with LightRiver, LightRiver has agreed to include in its product portfolio our QoStream products as these products become available.

        * AGGRESSIVELY MARKET THE QOSTREAM PG1000 AND QOSTREAM AS5000. In response to the development of perceived market demands, subject to raising additional capital we intend to focus on adding enhancements to the QoStream PG1000 and the AS5000 products to render them more competitive. Specifically, we intend to deploy resources to look at evolutions of the Aggregator Switch's switching and software features and bring MPLS edge switching capabilities closer to the consumer for providing higher levels of Quality of Service and network redundancy capabilities. We have also determined, based on the interactions with potential customers, that there is a need to interoperate with several existing core switch products in the products that are already deployed in the customer networks. Hence, for the near future, our development will be targeted towards ensuring the highest level of interoperability between these third party core switches and our QoStream PG1000 and AS5000 products. In February 2005, we entered into an agreement with Sichuan Jiuzhou Electric Group Co., Ltd. whereby Jiuzhou as agreed to distribute the QoStream family of products in China (on a non-exclusive basis) as part of its solution for IP services as well as for data and Voice over IP (VoIP) services. Jiuzhou has also agreed to build a customer Showcase Lab at their headquarters to highlight our products and demonstrate their capabilities.

        * ESTABLISH AND EXPAND STRATEGIC AND COLLABORATIVE RELATIONSHIPS. Our success and eventual profitability is premised in large measure on our ability to establish relationships with broadband communications equipment companies. In addition to our relationship with Lucent in the development of our initial QoStream products, we continue to seek out cooperative arrangements with prospective technology partners. For example, in November 2004, we announced a non-exclusive marketing and inter-operability alliance agreement with Riverstone, a manufacturer of core switches that could route bandwidth to and from our AS5000 Aggregator Switch. Additionally, in November 2004, we entered into our first reseller agreement under which LightRiver, an advanced telecommunications equipment provider, will be including in its product portfolio our QoStream products as such products become available in its product portfolio. We have also established a manufacturing arrangement with a third party contract manufacturing company for volume production of components for our products.

        * RESPOND TO FTTP BIDS BY MUNICIPAL AUTHORITIES AND OTHERS. In the United States, there are currently several municipal authorities that have deployed limited FTTP communications architectures. Many of them are issuing requests for proposals (RFP) to deploy FFTP systems (on a test or commercial basis). Toward the end of establishing awareness of our company and the QoStream products, we continuously seek to respond to RFPs from these municipal authorities. The RFPs generally specify product requirements and interoperability capabilities as well as contain specific delivery schedules. Subject to our raising additional capital, we intend to participate, on a selective basis, in these RFPs.

        * INTRODUCE NEW PRODUCT APPLICATIONS. Subject to raising additional funds and market conditions, we intend to expand the range of the QoStream products to include new products and / or additional models of existing products Areas that we are evaluating include, hybrid copper / fiber interfaces, enhanced wireless functionality, support for various in-home wiring options, business-specific configurations, and enhanced gigabit Ethernet user interfaces.

        * ESTABLISH RESELLER RELATIONSHIPS WITH COMMUNICATION CARRIERS. We intend to sell our contemplated broadband access products to communications carriers. We will not be selling these products directly to the subscriber. Accordingly, it is important for us to establish revenue-generating arrangements with communication carriers. Initially, we are focusing on the smaller and more innovative carriers. Subject to raising additional funds and market opportunities, we may approach "mainstream" carriers with our product offerings.

        * PROTECT PATENT POSITIONS. The technologies contained in the initial QoStream products contain Lucent owned technologies as well as technologies jointly owned by us and Lucent. We believe that our future success will depend, in part, on the continued protection of the proprietary technology contained in these and future products.

No assurance can be provided that we will successfully deploy on a commercial basis these products. We are subject to significant business risks and will need to raise additional capital in order to realize our business plan and effectuate the above strategy. See "Risk Factors".

AGREEMENTS WITH LUCENT

In January 2004, we and Lucent entered into the Development and Licensing Agreement pursuant to which Lucent developed and is licensing to us the first generation versions of our premises gateway and our aggregator switch. In the course of the development of these components, we concluded that in order for us to compete more effectively in the broadband access market, these components needed to be upgraded. Accordingly, in April 2004, we and Lucent entered into a supplementary development agreement to (among other things), (i) add the environmental hardening feature and install the wireless control feature to QoStream AS5000, (ii) install the wireless port enabling feature for the QoStream PG1000 to enable it to communicate with voice, video and data devices through a wireless connection and (iii) develop an interim network management system for these products (pending the development of the QoStream Director), for agreed upon consideration of $500,000. Thereafter, we and Lucent entered into an additional supplemental development agreement as of September 30, 2004 to (i) provide for the environmental hardening feature for the QoStream PG1000,
(ii) install additional software features in the QoStream AS5000 to guarantee quality of service, remote management, SNMP network management interface and
(iii) outside enclosures and fiber management design for each of the QoStream PG1000 and QoStream AS5000, for agreed upon consideration of $368,000. As of December 31, 2004, we have remitted to Lucent approximately $698,000 for development work performed under the Development and Licensing Agreement and the subsequent supplemental development agreements. We intend to complete the remaining payments of $170,000 upon delivery of the remaining deliverables.

The original Development and Licensing Agreement contemplated that Lucent develop and deliver to us by November 2004 a specified Ethernet MPLS core switch, which is to serve as an interface with the core network. Following the execution of the Development and Licensing Agreement, in July 2004 we and Lucent entered into an amendment to the Development and Licensing Agreement pursuant to which Lucent was to deliver to the Company an improved design model for the core switch. Under the terms of such amendment, we do not anticipate receiving the core switch and are examining development proposals to further enhance the PG1000 and the AS5000 to expand their interoperability with commercially available core switches.

We have determined, based on the interactions with potential customers, that our QoStream PG1000 and QoStream AS5000 need to interoperate with several existing core switch products already deployed in existing customer networks. Given the installed base of existing core switch products, the larger market opportunity in terms of volume for customer premises units and aggregator switches, together with the projected lower volume for core switch units, we believe that we can maximize shareholder value by focusing our limited resources on increasing the attractiveness of our QoStream PG1000 and QoStream AS5000 products, as well as expanding product applications afforded by these products. Consequently, we anticipate that for the near future our development efforts will be targeted towards ensuring the highest level of quality and interoperability between these third party core switches and our developing QoStream product line. In this regard we intend to perform an extensive set of interoperability tests with third party manufacturers of core switches, including Riverstone, to assure that our QoStream PG1000 and QoStream AS5000 seamlessly and effectively interconnect with leading commercially available core switches.

THE LICENSE

Under the Development and Licensing Agreement, we have a worldwide, perpetual and non-exclusive license to use certain specified related Lucent technologies and solutions to develop, market and sell broadband access products. Our initial QoStream products contain Lucent owned technologies, as well as technologies jointly developed by us and Lucent in the course of the development projects. Subject to certain standard restrictions, we are entitled to sublicense to third parties rights to manufacture and sell these products. Lucent is not restricted from using pre-existing Lucent technologies or information that is incorporated in these products.

All technologies and information, including the object or source code, that are developed as direct result of the development efforts taken under the development projects with Lucent are jointly owned by us and Lucent (each, a "Joint Invention"). Lucent, however, is the sole owner of all pre-existing Lucent technologies incorporated in the Licensed Products. Lucent has agreed not to use, through January 2014, any new Joint Inventions for the purpose of developing and selling any products that may directly compete with the QoStream PG1000 or the QoStream AS5000.

Under the Development and Licensing Agreement, Lucent is entitled to royalties of 3.2% of revenues, if any, received by us from the sale or license of products that utilize their technologies. If Lucent expends substantial sales efforts with respect to any customer (the extent and amount of such sales efforts being subject to mutual agreement), then it is entitled to 7% of revenues received from such customer.

Subject to timely payment of all amounts due under the Development and Licensing Agreement (including the royalties and revenue fees), the licenses granted under the Development and Licensing Agreement continue in perpetuity. If, however, we are in material breach, Lucent is entitled to terminate the Development Licensing Agreement, provided, that if the payments required under the Development Licensing Agreement and the supplemental agreements have been timely made, the licenses granted to us under such agreement continue in full force and effect.

MARKETING PLAN

Our efforts to date have been devoted primarily to the design, development and testing of our contemplated QoStream products. We have begun to ship selective products for customer evaluation in November 2004, and are currently able to provide selective products for general deployment.

Our current business plan contemplates that the initial targets will be municipalities and independent service providers around the globe. We will generally present the PG1000 and the AS5000 as an integrated solution, although each component of our emerging product line can be marketed as a stand-alone product. For example, the QoStream PG1000 can, in some cases, be deployed with aggregator switches from other vendors; the QoStream AS5000 can also be used as a general-purpose aggregation switch; each is compatible with several carrier-class Gigabit Ethernet switches.

In November 2004, we entered into our first reseller agreement with LightRiver Technologies, a provider of advanced telecommunications equipment, pursuant to which LightRiver will be including in its product portfolio our initial QoStream products as these products become available. LightRiver's customers include telephone companies, municipalities, utilities, government agencies and cable TV providers. We also entered into a co-marketing agreement, in November 2004 with Riverstone Network, Inc., a leading provider of Ethernet switches, pursuant to which we and Riverstone will be conducting extensive tests to assure the interoperability of our QoStream initial products with Riverstone's core switches. In February 2005, we entered into an agreement with Sichuan Jiuzhou Electric Group Co., Ltd., whereby Jiuzhou has agreed to distribute the QoStream family of products in China (on a non-exclusive basis) as part of its solution for IP services as well as for data and Voice over IP (VoIP) services. Jiuzhou has also agreed to build a customer Showcase Lab at their headquarters to highlight our products and demonstrate their capabilities. The agreements do not guarantee our company any revenues, but are part of our overall strategy for increasing the awareness and availability of our contemplated products.

Under the Development and Licensing Agreement, Lucent has agreed to make available to us through January 2006 qualified personnel for up to an average of 80 hours a month to provide specified technical and marketing assistance, including interfacing with prospective customers of our proposed products and with prospective third party manufacturers and assisting with installation and testing of these. Lucent has also agreed to our use of the Lucent logo in connection with the sale and marketing of our contemplated products.

We presently have no agreement with any carrier or other party respecting any revenue generating arrangement relating to our products and no assurance can be provided that we will in fact be able to enter into any such arrangement on terms that are commercially acceptable to us or on any terms. Our success is subject to many risks.

We have recently begun to develop an in-house marketing capability; however that capability is very limited, and not sufficient to carry out our business plan without additional capital resources. We anticipate that we will need to raise additional funds in order to realize our current business plans and to maintain operations as presently conducted. We currently have no commitments relating to such financing and no assurance can be provided that we will be successful in obtaining financing on commercially acceptable terms or at all. Subject to raising capital, we expect to outsource assembly and testing of our prospective products to independent, third-party contractors.

Our current business plan anticipates that we will be outsourcing our assembly and, on some occasions, complete turnkey production of our products to independent contract manufacturers. Outsourcing in selected areas, we believe, allows us to react more quickly to market demand, avoid the significant capital investment required to establish automated manufacturing and assembly facilities and concentrate resources on product design and development. We currently perform in-house limited testing of prototypes for inter-operability testing and in some cases, units for customer evaluation, as well as inspection and final testing. Our manufacturing processes and procedures are generally ISO 9000 certified and so are those of our vendors.

RESEARCH AND DEVELOPMENT

We currently conduct in-house certain product testing activities. Subject to raising additional funds, we anticipate that we will be relocating in-house certain product design activities that we currently out-source to third parties.

During fiscal years 2004 and 2003 we expended $3,222,695 and $0, respectively, on research and development. The amounts expended in 2004 consisted primarily of product development, feature enhancement and testing, expansion of our internal R&D team.

FUTURE PRODUCT APPLICATIONS

The broadband access solutions industry in general is characterized by rapid product changes resulting from new technological developments, performance improvements and lower production costs. As a result, there is a lack of market consensus about preferred solutions, and the market has undertaken active experimentation and re-evaluation. Accordingly, we anticipate that our research and development efforts will initially be focused on quickly responding to a critical mass of customer interests in certain immediate areas. For example, several carriers are beginning to favor copper interfaces and digital subscriber line approaches for interfacing with the QoStream PG1000 with an evolution to a full fiber interface in the future. Accordingly, as of February 2005, we offer a copper interface for both the QoStream PG1000 and AS5000.

Subject to raising additional funds, we anticipate that another component of our research and development resources will be devoted to understanding the requirements of some of the more innovative carriers, and what we believe will be the overall market's medium to longer term requirements. To date, however, due to insufficient funding, our research and development efforts in this area have been limited.

Our initial research and development efforts have been directed to commercializing the original designs of the QoStream products, including enhancing the operational capabilities, designing certain market requirements from specific segments that had not been part of the original design, and modifying the products for manufacturing and deployment on a larger scale.

Our business plan relied on the out-sourcing of development of our QoStream products in as rapid a time as possible in order to be in the market at an optimal point in time. While we will still outsource some aspects of our research and development on an ongoing basis, as this initial phase of our research and development is concluding for our current QoStream product line, we anticipate that, subject to raising additional financing, we will relocate in-house a larger share of the research and development efforts. We expect that these in-house resources will be primarily responsible for developing features and functions that will form the basis of most of our evolving and future product line.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

The market for broadband access solutions and technologies is characterized by a significant number of laws, regulations and standards, both domestic and international, some of which are evolving as new technologies are deployed.

Under the Development and Licensing Agreement, Lucent is required to obtain certain specified regulatory certifications and satisfy certain customer driven requirements (collectively, the "Certifications"). It is anticipated that the aggregate costs of these Certifications will be approximately $700,000 and is to be equally shared by Lucent and us.

No assurance can be given that the Certifications will in fact be obtained. Failure to obtain the Certifications as contemplated under the Development and Licensing Agreement may have a material adverse effect on our prospects and its proposed business.

COMPETITION

The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. As this market is relatively young, there is as of yet no clear dominant set of players. Competition falls into several categories. Among those that offer a similar ESON-like solution are World Wide Packets and Allied Telesyn. Other competitors are positioning PON solutions and include Alcatel, Salira, Optical Solutions, Motorola and Huawei and Wave7 Optics . We also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our QoStream product line is designed to address. The development of copper based alternative solutions to fiber optic transmission by competitors, particularly systems companies that also manufacture modules, could significantly limit our prospects and harm our competitive position. There is also a possibility that certain wireless technologies could provide some measure of competition (using 802.16 or other standards.)

Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves and are in a much better position to acquire other companies in order to gain new technologies or products. Many of our competitors also have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

We expect competitors to introduce new and improved products with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new products.

GOVERNMENT REGULATIONS

The broadband communications industry in the United States is subject to extensive regulation by federal and state agencies, including the Federal Communications Commission (FCC), and various state and local public utility and service commissions. Furthermore, several influential members of the United States Congress have voiced their interest in revising the laws from which these regulations are based in a comprehensive re-write of the associated telecommunications law in the upcoming session of Congress. Meanwhile, regulators struggle with issues related to fair competition, the rights of public agencies to offer networking services, universal service, content, and a host of other issues. Absent clear direction from the Congress, business decisions on the part of carriers will continue to have higher risks associated with them related to court challenges, re-regulation, and a lack of harmonization among regulatory bodies. The overall impact of regulatory change on our business is not readily discernable, although increased clarity that removes some of the carriers' risks could be a net-positive.

PROPRIETARY RIGHTS

We and Lucent jointly own all joint inventions. Lucent has exclusive rights to the Lucent technologies incorporated in the QoStream Products. We currently rely on a combination of trade secret, patent, copyright and trademark law, as well as non-disclosure agreements and invention-assignment agreements, to protect the our products, the underlying technologies and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. We are the licensee of those technologies of Lucent that are included in our QoStream Products. Lucent generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed technology and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position. We intend to file patent applications, when appropriate, and to take other actions necessary to protect our technology, improvements to our technology and any specific products we develop.

Our policy is to require our employees, consultants, other advisors and software design collaborators to execute confidentiality agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual in the course of their employment or consulting relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for trade secrets in the event of unauthorized use or disclosure of such information.

EMPLOYEES

We employ 20 full-time employees. Of these employees, 11 are engaged solely in research and development functions and another nine employees engaged in sales, marketing and administrative functions.

Subject to raising additional capital, we anticipate that we may need to increase the number of our employees, primarily in the research and development area. Our future performance will depend highly upon our ability to attract and retain experienced personnel. The hiring of such personnel is competitive and there can be no assurance that we will be able to attract and retain qualified personnel for the development of our business.

PREVIOUS BUSINESS ACTIVITIES

We were incorporated in Delaware in July 1994 under the name "TTR Technologies, Inc." From our inception through February 2002, we were engaged in the business of designing and developing digital security technologies that provide copy protection for electronic content distributed on optical media and over the Internet (the "Copy Protection Business"). On November 4, 2002, we entered into an Asset Purchase Agreement (the "Purchase Agreement") with Macrovision Corporation ("Macrovision"), then one of our largest stockholders, and Macrovision Europe, Ltd., an affiliate of Macrovision (collectively, the "Purchaser"), pursuant to which we agreed to sell to the Purchaser all of the assets used in the Copy Protection Business. On May 28, 2003, we consummated the sale of our Copy Protection Business for a cash payment of $5,050,000 and the return for cancellation of 1,880,937 shares of our common stock, par value $0.001 (the "Common Stock"), which Macrovision had purchased in January 2000 for $4.0 million.

Following the sale of our Copy Protection Business, our then existing management considered several possible alternatives regarding our strategic direction, including the acquisition, development or investment in new lines of business. We announced on January 14, 2004 that we had entered into the Development and Licensing Agreement with Lucent, subject to the approval by our stockholders of the transactions contemplated thereby (the "Transaction"). Our stockholders approved the Transaction at a special meeting held on March 4, 2004.

RECENT DEVELOPMENTS

Our Board of Directors and our shareholders have approved at our 2004 annual stockholders' meeting a proposal granting to our Board of Directors the authority to effect a reverse stock split of our issued and outstanding Common Stock in the range of 1:3 to 1:6, at the Board of Directors' discretion solely for the purpose of qualifying for quotation of the Nasdaq National Market, the SmallCap Market or the American Stock Exchange and only following satisfaction of all listing requirements but for the minimum per share price, at any time or before the date of our 2005 annual meeting of the shareholders. The Board of Directors also has the authority not to effect the reverse split in such timeframe.

Although there can be no assurance of the future effect on our stock price, the reverse stock split would likely increase the per share price of our common stock. Initially, the increase in the per share stock price would likely correspond to the reduction in the number of shares of our Common Stock that are outstanding. The Board of Directors approved this resolution for the following reasons. First, the reverse stock split will assist our efforts to have our Common Stock re-listed on either the Nasdaq Small Cap Market or the Nasdaq National Market by increasing the per share price of our stock to meet the market's minimum listing price. Second, the Board of Directors believes that an increased per share stock price may have the effect of making our Common Stock more attractive to individuals as well as institutional investors in the future. The Board of Directors believes that having our Common Stock listed on a national securities exchange, the Nasdaq Small Cap Market or the Nasdaq National Market is in the best interests of the long-term success of our company. However, the Board of Directors believes that overall market conditions, the momentum in the price of our stock and other factors may impact the desired timing of effectuating the reverse stock split.

If the reverse stock split were to be implemented, there would be a reduction in the number of shares of our Common Stock issued and outstanding and an associated increase in the number of authorized shares which would be unissued and available for future issuance after the reverse stock split. Such shares could be used for any proper corporate purpose including, among others, future financing transactions. Such issuances, if they occur, could result in dilution to our stockholders by increasing the number of shares of outstanding stock.

                                  RISK FACTORS

Our business and strategy are subject to many risks discussed below. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

                          RISKS CONCERNING OUR BUSINESS

OUR COMPANY HAS A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE, THUS RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception, we have sustained substantial losses, primarily associated with our previous Copy Protection Business which we sold in May 2003. We will continue to incur losses attributable to operations associated with our new broadband communication business direction and a lack of revenues sufficient to offset these operating expenses. We expect these losses to continue for the foreseeable future as we anticipate that our operating expenses will substantially increase as we continue to develop, enhance and commence the commercialization of our evolving product line. We have not generated any revenues to date. We have raised capital to fund ongoing operations by private sales of the Convertible Preferred Stock in August 2004 at a considerable expense to us and resulting in dilution to existing stockholders.

We incurred a net (loss) income applicable to common stockholders of $(8,322,211) and $3,466,602 for the fiscal years ended 2004 and 2003, respectively. The net income for 2003 was attributable to the sale of our Copy Protection Business in May 2003 for net cash proceeds of $5 million. As of December 31, 2004, we had an accumulated deficit of $45,226,038.

Subject to raising additional capital, our business plan contemplates that we will be expanding our research and development efforts in order to expand applications of our initial product offerings to provide for added business applications, diverse in-house wiring and otherwise respond to perceived market demands. As a result, we will need to generate significant revenue to achieve profitability or to conclude significant sales of our securities in order to maintain our operations and realize our business plan. We plan to operate at a loss through at least 2005. We cannot predict when or to what extent our contemplated initial products will begin to produce revenues, or whether we will ever reach profitability. If we are unable to achieve significant levels of recurring revenue from our broadband communications business, our losses will likely continue indefinitely. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our Common Stock may further decline, perhaps substantially, and we may have to curtail or cease our operations.

The independent registered public accounting firm's reports for our financial statements for the years ended December 31, 2004 and 2003, respectively, include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

If we are not able to obtain adequate financing when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets or seek protection under bankruptcy laws.

WE DO NOT HAVE SUFFICIENT WORKING CAPITAL TO MAINTAIN OUR OPERATIONS AS CURRENTLY PLANNED BEYOND APRIL 30, 2005 AND WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL. IF WE OBTAIN ADDITIONAL FINANCING, YOU MAY SUFFER SIGNIFICANT DILUTION.

As of December 31, 2004, cash and cash equivalents were approximately $2.3 million. We believe that our existing cash resources, which are significantly less than the amount available as of December 31, 2004, will be sufficient to maintain operations through April 30, 2005. Unless we raise additional funds, we will need to curtail expenditures which may result in a delay in our initial product testing or marketing efforts or we may cease to operate. We intend to seek to raise additional funds through public or private sales of equity securities or borrowings. We estimate that we will need to raise between $5 and 7 million in order to complete additional product development, enhancement and testing and to support the commercial introduction, production and marketing of our initial QoStream products. While we are considering certain non-legally binding financing proposals that we received from institutional investors (all of which are subject to the negotiation and execution of legally binding agreements), at the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. The extent and timing of our future capital requirements will depend upon several factors, including the rate of market acceptance of our initial products, the degree of competition that we will face, and our level of expenditures, including those for product development, sales and marketing. If we cannot raise funds on acceptable terms, we may not be able to develop or upgrade our products or complete our product line, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to establish our market presence or grow our business. If we are unable to secure such additional financing, we will have to curtail or suspend our business activities and may have to seek protection of the bankruptcy courts. If that happens, you could lose your entire investment. If we cannot raise additional financing on acceptable terms, we may not be able to continue to operate our business as a going concern.

Further, if we issue equity securities, our shareholders may experience severe dilution of their ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Further, our Board of Directors and our shareholders have approved at our 2004 annual stockholders meeting a proposal granting to our Board of Directors the authority to effect a reverse stock split of our issued and outstanding common stock in the range of 1:3 to 1:6, at the Board's discretion solely for the purpose of qualifying for quotation of the Nasdaq National Market, the SmallCap Market or the American Stock Exchange and only following satisfaction of all listing requirements but for the minimum per share price. The Board of Directors may exercise this authority at any time or before the date of our 2005 annual meeting of stockholders. The Board of Directors also has the authority not to effect the reverse split in such timeframe. If effected, the reverse stock split would result in a reduction in the number of shares of our Common Stock issued and outstanding and an associated increase in the number of authorized shares which would be unissued and available for future issuance after the reverse stock split. Such shares could be used for any proper corporate purpose including, among others, future financing transactions.

WE HAVE ENTERED INTO THE DEVELOPMENT AND LICENSING AGREEMENT AND ADDITIONAL SUBSEQUENT SUPPLEMENTAL DEVELOPMENT AGREEMENTS TO OBTAIN THE DEVELOPMENT OF AND LICENSES TO MANUFACTURE, DEVELOP AND SELL OUR INITIAL FTTP PRODUCTS AND, IF THESE LICENSE WERE TO BE TERMINATED FOR ANY REASON, OUR OPERATIONS MAY BE ADVERSELY IMPACTED.

We entered in January 2004 into the Development and Licensing Agreement for the purpose of obtaining the development of and licenses to specified FTTP enabling technologies and related solutions. We and Lucent entered into several subsequent additional supplemental development agreements to upgrade and enhance these technologies and solutions. Under these agreements we are required to pay to Lucent certain royalties and other revenue based fees. Subject to timely payment of all amounts due under the Development and Licensing Agreement (including the royalties and revenue fees), the licenses granted to us under the Development and Licensing Agreement with respect to Lucent technologies and solutions continue in perpetuity. If, however, we are in material breach of the Development and Licensing Agreement, then Lucent is entitled to terminate such agreement, provided, that if the payments required under the Development Licensing Agreement have been timely paid, the licenses granted to us to manufacture, develop and sell these products continue in full force and effect. To date, we have made all payments required under the Development and Licensing Agreement. Nonetheless, if Lucent elects for whatever reasons to terminate the licenses granted to us, our business will be negatively impacted and we may be forced to cease operations.

WE ARE CURRENTLY DEPENDENT ON A SINGLE LINE OF BUSINESS AND WE HAVE GENERATED NO REVENUES. WE CANNOT PREDICT FUTURE RESULTS BECAUSE OUR BUSINESS HAS NO OPERATING HISTORY.

We have been engaged in the broadband access solutions business since only March 2004. We have unveiled our initial QoStream products in early 2005 and consequently there are currently no revenues from this line of business. Given our lack of operating history, it is difficult to predict our future results. Investors should consider the risks and uncertainties that we may encounter as a pre-revenue-stage company in a new and unproven market. These uncertainties include:

        * our ability to design and engineer products having the desired technological features in a cost efficient manner;

        * consumer demand for, and acceptance of products utilizing our technologies;

        * our ability to demonstrate the benefits of our products and services to end users;

        * our unproven and evolving products;

        * our ability to expand the product offering and technological interface of our initial FTTP product base to encompass sophisticated business applications and other in-house wiring options;

        * unfavorable economic conditions in the technology industry;

        * our ability to raise funds when needed on commercially acceptable terms;

        * decreased capital spending on technology due to adverse economic conditions; and

        * global economic conditions.

WE ARE HIGHLY DEPENDENT ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS AND BECAUSE OF COMPETITION FOR QUALIFIED PERSONNEL WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL.

Our continued growth and success depend to a significant degree on the continued services of our Chief Executive Officer, Mr. Frank Galuppo, and other key employees and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. While we have recruited a management team with significant experience and expertise in the broadband access field, as we enter this new line of business, we also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. Except for our Chief Executive Officer, none of our current employees is subject to a long-term employment agreement. The loss of one or more key employees or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE AND RAPIDLY EVOLVING BROADBAND COMMUNICATIONS MARKET.

The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Competition falls into several categories. The companies that offer a solution similar to the one that will be utilized in our contemplated initial FTTP products include World Wide Packets and Allied Telesyn. Other competitors are positioning solutions employing a different technology approach and include Alcatel, Salira, Optical Solutions, Motorola, Huawei and Wave 7 Optics. We will also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our contemplated initial FTTP products are being designed to address. The development of copper based alternative solutions to fiber optic transmission by competitors, particularly systems companies that also manufacture modules, could significantly limit our prospects and harm our competitive position. There is also a possibility that certain wireless technologies could provide some measure of competition.

Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical, sales and marketing resources than we have. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these entities have large market capitalization or cash reserves and are in a much better position to acquire other companies in order to gain new technologies or products. In addition, many of our competitors have much greater brand name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer bases and product offerings and adopt aggressive pricing policies to gain market share.

We expect competitors to introduce new and improved products with lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new products.

Additionally, under the Development and Licensing Agreement, we have a non-exclusive, worldwide and perpetual license to develop and market FTTP products utilizing Lucent technologies and solutions. Lucent has agreed, through January 2014, not to use technologies specifically developed under the Development and Licensing Agreement and subsequent supplemental agreements for the purpose of developing or selling any products that may directly compete with our products. Lucent is not restricted from using pre-existing Lucent technologies or information contained in these products. We can provide no assurance that Lucent will not in fact design, develop and market technologies or products that serve the same functionality as our contemplated initial FTTP products. We cannot predict the ease with which Lucent would be able to develop and market products substantially similar in function or design to our contemplated product line. Additionally, if for whatever reason Lucent elects to terminate the Development and Licensing Agreement, then no assurance can be provided that it will be bound by this no-compete provision. If Lucent were to successfully develop and market such similar products, then our prospects and proposed business would be materially adversely affected.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING OR MAINTAINING STRONG DISTRIBUTION CHANNELS FOR OUR PRODUCTS.

We intend to market our prospective products to communications carriers and other providers of broadband access solutions and services. The success of our current business plan depends, in large part, on developing strong relationships with telecommunications carriers and other broadband communications providers who are selling products and services to end-users. If we are not successful in creating a strong distribution channel in a timely manner, we may not be able to establish our marketing presence or gain significant sales.

LEGAL AND REGULATORY DEVELOPMENTS COULD HAVE ADVERSE CONSEQUENCES FOR OUR BUSINESS.

The jurisdiction of the Federal Communications Commission (FCC) extends to the entire communications industry, including potential customers for products utilizing our solutions. Future FCC regulations affecting the broadband access industry may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our prospective product line into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

In addition, many of our potential customers will require that our products be designed to interface with their customers' existing networks, each of which may have different specifications, utilize multiple protocol standards and contain multiple generations of products from different vendors. If our products cannot operate in such an environment, they may not achieve market acceptance and our ability to generate revenue would be seriously impaired.

THE BROADBAND ACCESS SOLUTIONS MARKET IS HIGHLY CYCLICAL.

We are engaged in the broadband access solutions industry, which is cyclical and subject to rapid technological change. Recently, the industry has begun to emerge from a significant downturn characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The current downturn and future downturns in the industry may be severe and prolonged. Future downturns in the broadband communications industry, or any failure of this industry to fully recover from its recent downturn, could seriously impact our business plan. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods.

THERE MAY BE SIGNIFICANT LIMITATIONS TO THE UTILIZATION OF NET OPERATING LOSSES TO OFFSET FUTURE TAXABLE INCOME.

We estimate that we have a net operating loss carry-forward (NOL) of approximately $23 million, which will be available to offset future U.S. taxable income subject to limitations under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. TTR Ltd., the Company's wholly owned Israeli subsidiary, has a net operating loss carryforward of approximately $6 million available to offset future taxable income in Israel.

No assurance can be provided that under prevailing law all, or even any part, of the NOL will be available to offset future income.

                          RISKS CONCERNING OUR PRODUCTS

        OUR PRODUCTS REMAIN SUBJECT TO SIGNIFICANT UNCERTAINTY AND MAY NOT BE ACCEPTED IN THE MARKETPLACE.

Our initial QoStrean products are designed to deliver broadband access over a deployed FTTP system. Certain of these products have been delivered to prospective customers for their evaluation These products are subject to further testing and have not been commercially proven in their current form. The market for products related to broadband access is characterized by uncertain user and customer requirements, and the emergence of new communications standards and practices. Each of these characteristics could impact our evolving product line and prospective products, intellectual property and system designs. Our success is subject to the risks that:

        * our products are found to be ineffective for the intended purposes;

        * the products are uneconomical to manufacture or market or do not achieve broad market acceptance; and

        * third parties hold proprietary rights that preclude us from marketing our products.

Significant undetected errors or delays in new products or releases may affect market acceptance of our proposed products. There can be no assurance that, despite extensive testing, errors will not be found in our initial products or subsequent releases after the commencement of commercial shipments, resulting in loss of customers or failure to achieve market acceptance. In addition, the technologies utilized in evolving QoStream product line will need to be compatible with a broad array of disparate technologies in order to be interoperable with other products routinely used in the broadband communications industry such as routers, switches and operating systems. Without compatibility, we may not achieve market acceptance or demand for our proposed products within our target base of customers because they will not inter-operate with many of the applications the target customers currently use.

OUR INITIAL QOSTREAM PRODUCTS THAT WE EXPECT TO MARKET WILL NOT INCLUDEAN ETHERNET CORE SWITCH.

In addition, we do not currently contemplate that we will have an Ethernet MPLS core switch when we commence the marketing of our initial FTTP capable product line. While our contemplated initial FTTP products are being designed to be interoperable with commercially available core switches and other Ethernet routing equipment, we cannot currently assess the impact, if any, on our business or prospects, of the absence from our emerging product line of an active Ethernet MPLS core switch.

WE WILL RELY ON THIRD PARTIES TO PROVIDE CERTAIN COMPONENTS FOR OUR PROPOSED PRODUCTS. IF OUR VENDORS FAIL TO DELIVER THEIR PRODUCTS IN A RELIABLE, TIMELY AND COST-EFFICIENT MANNER, OUR BUSINESS WILL SUFFER.

We depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key, leading edge technology components critical for our proposed products. If these service providers or other providers of exclusive proprietary technology do not produce these components on a timely basis, if the components do not meet our specifications and quality control standards, or if the components are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

WE MAY NOT BE ABLE TO MEET OUR PRODUCT DEVELOPMENT OBJECTIVES OR MARKET EXPECTATIONS.

Our product development and enhancement efforts are inherently difficult to manage and keep on schedule and there can be no assurance that we will be able to meet our development objectives or to meet market expectations. In addition to development delays, we may experience substantial cost overruns in completing development of our products. Our broadband access products may contain undetected flaws when introduced. There can be no assurance that, despite testing by us and by potential customers, flaws will not be found resulting in loss of or delay in market acceptance. We may be unable, for technological or other reasons, to develop and introduce products/features in a timely manner in response to changing customer requirements. Further, there can be no assurance that while we are attempting to finish development of our products, a competitor will not introduce similar products. The introduction by a competitor of either similar products before we introduce our proposed product line, or a superior alternative, may diminish our technological advantage, render our proposed products and technologies partially or wholly obsolete, or require substantial re-engineering of these products in order to become commercially acceptable. Our failure to maintain our product development schedules, avoid cost overruns and undetected errors or introduce products that are superior to competing products would have a materially adverse effect on our business, financial condition and results of operations.

LUCENT IS NOT INDEMNIFYING US FOR THIRD-PARTY PATENT OR COPYRIGHT INFRINGEMENT CLAIMS RELATING TO LUCENT TECHNOLOGY CONTAINED IN OUR PRODUCTS AND ANY SUCH SUIT OR CLAIM COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

Our initial products as well as further applications will include various and complex technologies, some of which are solely owned by Lucent. While Lucent has represented to us that it has not received any notice of a claim of infringement of any patent, copyright or other intellectual property right of a third party with reference to the technologies or other material or information included or to be incorporated into our contemplated initial products, and that, to the best knowledge and belief of its employees actually involved in the work contemplated by the Development and Licensing Agreement such technologies or information or other materials do not infringe on any patent, copyright, or other proprietary rights of a third party, no assurance can be given that we will not be subject to intellectual property infringement claims that are costly to defend and that could limit our ability to market and sell our proposed products. Lucent is under no obligation to indemnify us in the event of such suit. We did not perform a technical due diligence investigation relating to the technologies included or to be included in our contemplated products.

The broadband access solutions field is characterized by significant patent infringement litigation. We could be subject to litigation alleging infringement of a third party's right. Litigation could be expensive, lengthy and disruptive to management's attention and detract resources from normal business operations. Adverse determinations could prevent us from manufacturing or selling our proposed products or any future derivative products. It may also subject us to significant liabilities and require that we seek licenses from third parties. In such case, no assurance can be furnished that licenses will be available on commercially reasonable terms, if at all, from any third party that asserts intellectual property claims against us. Any inability to obtain third party licenses required to manufacture or sell our proposed or derivative products could materially adversely affect our business and its prospects.

WE MAY NOT BE ABLE TO PROTECT INTELLECTUAL PROPERTY INHERENT IN OUR PROPOSED PRODUCTS AGAINST THIRD-PARTY INFRINGEMENTS OR CLAIMS OF INFRINGEMENT.

Under the Development and Licensing Agreement, we and Lucent jointly hold the rights to any intellectual property that may be developed in the course of the development of the technologies underlying our proposed products. Lucent owns rights to pre-existing Lucent technologies included in any product that we market. The failure to protect these intellectual property rights may result in a loss of the right to use these technologies. We plan to rely on patent, trade secret, trademark and copyright law to protect these intellectual property rights. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any patents will be issued pursuant to any patent application or that patents issued pursuant to such application will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventor's rights agreements with our current and future strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we do not adequately secure our freedom to use our technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation or be enjoined from using such intellectual property. If we are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. While we are not currently engaged in any material intellectual property disputes or litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation concludes favorably for our company.

                     RISKS CONCERNING OUR CAPITAL STRUCTURE

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 30, 2005, we had 20,450,320 shares of our Common Stock issued and outstanding. As of that date, an additional 4,935,424 shares of Common Stock were reserved for issuance upon the exercise of outstanding options and warrants. The exercise prices of those options warrants range from $0.16 to $7.00 per share. Those options also contain provisions which require the issuance of increased numbers of shares of Common Stock upon exercise in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise of any of those options would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

As of March 30, 2005, approximately an additional 12 million shares of Common Stock are issuable upon conversion of approximately $2.3 million stated value of approximately 23,000 shares of our 7% Series A Preferred Stock (hereinafter, the "Series A Preferred Stock") issued in August 2004 (convertible at a per share exercise price of $0.75) and the warrants issued in connection therewith. Substantially all of the shares underlying these outstanding options and warrants will, when issued upon exercise thereof, be available for immediate resale in the public market pursuant to a currently effective registration statement under the Securities Act of 1933, as amended, that we filed covering the share of our Common Stock underlying the Series A Preferred Stock, accrued dividends and related warrants and which became effective as of February 11, 2005.

Availability of a significant number of additional shares of our Common Stock for future sale and issuance could depress the price of our Common Stock.

Further, in August 2004, we secured from an institutional investor a $6 million equity line (the "Equity Line") on which we can draw from time to time during a 24 month period following the effectiveness of a separate registration statement, subject to certain conditions. The Equity Line allows us to sell up to $6 million of Common Stock at 98% of the then current market price, but in no event at less than $2.00 per share. We also issued to the equity line investor five year warrants to purchase up to 333,333 shares of Common Stock at a per share exercise price of $2.00. We recorded deferred offering costs of $267,404 for the value of these warrants. These warrants are subject to cashless exercise following the first anniversary of issuance if at the time of exercise there is no effective registration statement in effect. We intend to file a separate registration statement covering the Common Stock issuable pursuant to the Equity Line by a date that is not earlier than May 13 (but no later June 12, 2005. The shares of Common Stock issuable upon our drawing down on the Equity Line and exercise of the warrant will be saleable without restriction immediately upon issuance. The issuance of Common Stock upon our drawing down on the Equity Line or exercise of the warrant would further dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

OUR BOARD OF DIRECTORS' RIGHT TO AUTHORIZE THE ISSUANCE OF ADDITIONAL SHARES OF PREFERRED STOCK COULD ADVERSELY IMPACT THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

Our board of directors currently has the right to designate and authorize the issuance up to 4,947,500 shares of our preferred stock, in one or more series, with such voting, dividend and other rights as our directors may determine. The board of directors can designate new series of preferred stock without the approval of the holders of our Common Stock. The rights of holders of our Common Stock may be adversely affected by the rights of any holders of shares of preferred stock that may be issued in the future, including without limitation dilution of the equity ownership percentage of our holders of Common Stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

WE HAVE A LIMITED NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FOR ISSUANCE, AND IF OUR STOCKHOLDERS DO NOT APPROVE AN INCREASE IN THE AUTHORIZED NUMBER OF SHARES OF OUR COMMON STOCK, WE WILL BE UNABLE TO RAISE ADDITIONAL CAPITAL

We currently have 50,000,000 shares of Common Stock authorized for issuance under our Certificate of Incorporation, and as of March 30, 2005, there were 20,450,320 outstanding shares of Common Stock. Following the issuance of shares issuable upon exercise of options and warrants outstanding as of such date and after accounting for shares that must be reserved under our agreements with the Preferred stock and in respect of the Equity line, we have approximately 45,527,000, shares of Common Stock issued or reserved for issuance. Thus, we will only have approximately 4,473,000 shares of Common Stock available for issuance thereafter. We intend to propose at the 2005 Annual Meeting of Stockholders that our stockholders approve an increase in our authorized number of shares of Common Stock. However, if our stockholders do not approve of the increase in the number of authorized shares of Common Stock, we may be unable to raise additional capital through the issuance of Common Stock or securities convertible into or exchangeable for Common Stock.

OUR STOCK PRICE IS VOLATILE.

The trading price for our Common Stock has been volatile, ranging from a closing price of $0.13 in April 2003 to a closing price of $2.00 per share in November 2004. The price has changed dramatically over short periods, including changes of over 50% percent in a single day. An investment in our Common Stock is subject to such volatility and, consequently, is subject to significant risk.

ADDITIONAL BURDENS IMPOSED UPON BROKER-DEALERS BY THE APPLICATION OF THE "PENNY STOCK" RULES TO OUR COMMON STOCK MAY LIMIT THE MARKET FOR OUR COMMON STOCK.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). If our Common Stock continues to be offered at a market price less than $5.00 per share, and does not qualify for any exemption from the penny stock regulations, our Common Stock will continue to be subject to these additional regulations relating to low-priced stocks.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of our Common Stock and our shareholders' ability to sell our Common Stock in the secondary market.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate offices are located at 101 Crawfords Corner Road, Homdel, New Jersey 07733 and are comprised of approximately 3,500 square feet, in the Lucent complex, which we occupy on an informal month-to-month arrangement. Since August 1, 2004, we have accrued monthly rental payments of $8,000 which we anticipate paying to Lucent in one lump sum upon our relocation (discussed below).

In March 2005, we entered into a lease for offices facilities at 2 Corbett Way, Eatontown, New Jersey, 07724, to which we expect to relocate during the second quarter of 2005. The new facilities will be comprised of approximately 7,500 square feet. The lease term will begin upon our relocation to the new facilities and will be for a term of approximately five years. Monthly payments under the lease will vary as follows: for the first lease year, monthly payments of approximately $9,800; for the second lease year, monthly payments of approximately $14,000; for the third lease year, monthly payments of approximately $14,500; for the fourth lease year, monthly payments of approximately $14,700; and for the fifth lease year, monthly payments of approximately $14,900. We believe that the new facility will be suitable for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings which we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the three-month period ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc., Automated Quotation System under the symbol "AANI". Prior to May 28, 2004, our Common Stock was quoted under the symbol "TTRE". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been sporadic. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on March 29, 2005 was $1.32 per share.

                                                       LOW       HIGH
                                                       ----      ----
          Year Ended December 31, 2004
              First Quarter                           $ 0.25     $1.00
              Second Quarter                          $ 0.52     $1.05
              Third Quarter                           $ 0.76     $1.15
              Fourth Quarter                          $ 0.85     $2.00

          Year Ended December 31, 2003
              First Quarter                           $ 0.15     $0.49
              Second Quarter                          $ 0.30     $0.50
              Third Quarter                           $ 0.16     $0.46
              Fourth Quarter                          $ 0.13     $0.33


As of March 30, 2005, there were approximately 152 holders of record of our Common Stock. We believe that a significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

DIVIDEND POLICY

The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future with respect to the Common Stock. It is the present policy of the Board to retain all earnings to provide funds for the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board based upon the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant. The Company is not under any contractual restriction as to its present or future ability to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2004, certain required information relating to the shares of Common Stock issuable on an aggregated basis under the Company's 1996 Stock

Option Plan, the 2000 Equity Incentive Plan, the 1998 Directors' Plan and the 2002 Non-Employee Directors' Stock Option Plan.

                                               EQUITY COMPENSATION PLAN INFORMATION


       Plan Category                        Number of        Weighted-          Number of
                                          securities to       average           securities
                                            be issued     exercise price of     remaining
                                              upon           outstanding      available for
                                           exercise of        options,           future
                                           outstanding        warrants          issuance.
                                             options,        and rights
                                          warrants and
                                             rights
                                                (a)              (b)               (c)
Equity compensation plans approved by
      security holders                       4,505,424          $1.99            2,209,142

Equity compensation plans not approved
      by security holders                      693,218          $1.57                    -
                                            ----------                          ----------
            Total                            5,198,642          $1.93            2,209,142
                                            ==========                          ==========

ITEM 6. PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

OVERVIEW

We are engaged in the design, development and marketing of next-generation technology-based broadband access solutions for voice, video and data services, focusing primarily on fiber-based and Ethernet-based solutions. Our initial products are designed to deliver "triple play" (voice, video and data) broadband communication. These products are designed for placement at various points in the network infrastructure layout. We are marketing our initial products to communications carriers, municipal authorities and communication equipment companies.

We are a development stage company that has generated significant operating losses since our inception in August 1994, all of which primarily relate to Copy Protection Business in which we were previously engaged. We have been engaged in the broadband access communication business since only March 2004. From our inception in August 1994 through October 2002, we were engaged in the Copy Protection Business under the name "TTR Technologies, Inc." As a development stage company, we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

PLAN OF OPERATIONS

Our initial products are ready for FTTP deployment and are inter-operable with most installed FTTP communications networks and equipment.

Subject to raising additional funds, over the next 12 months we anticipate that we will be expanding products applications to encompass sophisticated business applications and other in-house wiring, including copper networks. Accordingly, we anticipate that we will be significantly increasing our investment in research and development efforts and marketing.

FINANCIAL OPERATIONS OVERVIEW

REVENUES. We have not generated any revenues. Our business involves the development of new broadband access products with no significant market penetration. We cannot predict when or to what extent our initial product line or future extended applications will begin to produce revenues, or whether we will ever reach profitability. We expect to operate at a loss through at least 2005.

We believe that we will eventually be able to generate revenues from the sale or license of our broadband access products. We presently have no significant revenue generating agreements respecting any of our products.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. For the year ended December 31, 2004, our research and development expenses were $3,222,695. This amount includes approximately $2.6 million remitted to Lucent in respect of product development work as well as product testing and expansion of our research and development personnel.

Currently, we have 11 employees engaged in undertaking product design and testing. Subject to raising additional capital, we anticipate that our research and development expenses will increase significantly over the next twelve months as we begin to expand our product offerings and applications beyond fiber based systems to encompass advanced business applications and configurations for other wiring options, including copper based networks. Consequently, we anticipate that we will be adding additional research and development personnel over the next 12 months.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution. For the year ended December 31, 2004, our sales and marketing expenses were $505,313.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting and other services. We expect that our general and administrative expenses will increase as we accelerate our marketing efforts with respect to our initial product line and expand the feature options to these products. For the year ended December 31, 2004, our general and administrative expense were $1,775,109.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

From our inception in August 1994, we have financed our operations through the sale of our securities. The proceeds from the sale of our Copy Protection Business in May 2003 were also used to finance our operations. Below is a summary of our recent financings.

In August 2004, we completed a private placement to certain private and institutional investors of shares of our Series A Convertible Preferred Stock, par value $0.001, as well as related warrants, for aggregate gross proceeds of $5.25 million. We received net proceeds of approximately $4.6 million, following the repayment of offering related expenses. In March 2005, certain of the warrant holders exercised their warrants for aggregate net cash proceeds to the Company of approximately $186,000.

In August 2004, we also secured a $6 million equity line commitment on which we can draw from time to time during a 24 month period following the effectiveness of a registration statement relating thereto, subject to certain conditions. We undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series A Preferred Stock (but no later than the 120th day after such date). The registration statement for the Common Stock underlying the Series A Preferred Stock was declared effective on February 11, 2005. The Equity Line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the Equity Line.

At December 31, 2004, cash and cash equivalents were $2.3 million. Our cash and cash equivalents are generally held in a variety of interest bearing instruments.

Net cash used in operating activities during the year ended December 31, 2004 was approximately $5.2 million and is primarily attributable to ongoing research and development and general and administrative expenses. In the first quarter of 2005, we paid out to the investors approximately $145,000 as a required dividend payment on the Series A Preferred through December 31, 2005.

We believe that our existing cash resources will be sufficient to maintain operations through April 30, 2005.

Unless we raise additional funds on an immediate basis, we will need to curtail expenditures which may result in a delay in product testing / enhancement or marketing efforts or terminate operations. We estimate that we will need to raise between $5 and $7 million in order to complete additional product development, enhancement and testing and to support the commercial introduction, production and initial marketing of our initial QoStream products. Management is actively seeking to raise additional capital that will provide funds needed to maintain the Company's operations and implement the Company's business plans. As of March 30, 2005 our board in considering certain non-legally binding financing proposals that it received from institutional investors, all of which are subject to the negotiation and execution of legally binding agreements. At the present time, we have no commitments for any such financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. However, if the warrants issued to the purchasers of the Series A Convertible Preferred Stock, which have per share exercise prices $1.50 and $2.50 per share, are exercised by these holders for cash in a net amount sufficient for our needs, we may be able to maintain operations beyond April 30, 2005 without the need for raising additional capital. No assurance can be provided, though, that these warrants will in fact be exercised in amounts sufficient for our needs. If these warrants are not so exercised, we will need to raise additional funds through public or private sales of equity securities or borrowings.

The auditor's opinion to the consolidated financial statements accompanying this Annual Report on Form 10-KSB, include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on our condition and prospects.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on our financial statements.

EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on our financial statements.

ITEM 7. FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Consolidated Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last calendar year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2004 and such information is incorporated herein by reference.

ITEM 13. EXHIBITS

3.1 Certificate of Incorporation of the Company dated July 14, 1994 (1)

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated August 17, 1994(2)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company, dated January 30, 1999(3)

3.4 Certificate of Amendment to the Certificate of Incorporation of the Company, dated December 21, 1999(3)

3.5 Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 15, 2000. (4)

3.6 By-Laws of the Company, as amended(2)

4.1 Specimen Common Stock Certificate(1)

4.2 Form of Warrant between the Company and certain private investors(3)

4.3 Form of Agent Warrant between the Company and certain entities(3)

4.4 Certificate of Designations of Rights and Preferences of the Series A Convertible Preferred Stock of the Company. (10)

4.5 Form of Common Stock Purchase Warrant issued by the Company to certain investors. (10)

4.6 Form of Common Stock Purchase Warrant issued by the Company to certain placement agents. (10)

4.7 Form of Common Stock Purchase Warrant issued by the Company to the investor identified therein. (10)

10.1 1996 Incentive and Non-Qualified Stock Option Plan, as amended (2)

10.2 The Company's 2000 Equity Incentive Plan (5)

10.3 The Company's Non-Executive Directors Stock Option Plan(5)

10.4 The Company's 2002 Non-Employee Directors Stock Option Plan (6)

10.5 Asset Purchase Agreement among the Company, Macrovision Corporation and Macrovision Europe Ltd., dated as of November 4, 2002. (7)

10.6 Termination and Settlement Agreement dated as of January 28, 2004 between the Company and Judah Marvin Feigenbaum (8)

10.7 Stock Option Agreement dated as of January 28, 2004 between the Company and Judah Marvin Feigenbaum (8)

10.8 Development and Licensing Agreement dated as of January 6, 2004 between the Company and Lucent Technologies Inc. (9)

10.9 Amendment to the Development and Licensing Agreement between the Company and Lucent Technologies, Inc. (9)

10.10 Employment Agreement between the Company and Frank Galuppo dated as of March 3, 2004 +

10.11 Form of Securities Purchase Agreement dated as of July 30, 2004, among the Company and purchasers of the Convertible Preferred Stock. (10)

10.12 Form of Registration Rights Agreement dated as of July 30, 2004, among the Company and certain investors. (10)

10.13 Private Equity Credit Agreement dated as of August 9, 2004 by and between the Company and the investor identified therein. (10)

10.13 Registration Rights Agreement dated as of August 9, 2004 by and between the Company and the investor identified therein.(10)

14.1 Code of Business Conduct ( 8)

15. Subsidiary of Amedia: TTR Technologies, Ltd., an Israeli corporation, wholly-owned.

23.1 Consent of Marcum & Kliegman, LLP *

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Section 1350 Certification

+ Management Agreement
* Filed Herewith

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, No. 333-11829, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an Exhibit to Registrant's Registration Statement on Form S-1, No. 33-32662 and incorporated herein by reference.

(4) Filed as an Exhibit to Registrant's Report on Form 10-K filed for the year ended December 31, 2000 and incorporated herein by reference.

(5) Filed as an Exhibit to Registrant's Report on Form 10-K filed for the year ended December 31, 2001 and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Revised Definitive Proxy Statement on Form DEFRA 14-A for the 2002 Annual meeting of Stockholders, and incorporated herein by reference.

(7) Filed as an Exhibit to the Registrant's Proxy Statement on Form 14-A, and incorporated herein by reference.

(8) Filed as an Exhibit to Registrant's Report on Form 10-KSB for the year ended December 31, 2003.

(9) Filed as an Exhibit to Registrant's Definitive Proxy Statement on Form DEF 14-A filed on February 10, 2004 for a special meeting of Stockholders, and incorporated herein by reference.

(10) Filed as an Exhibit to Registrant Current Report on Form 8-K filed on August 12, 2004.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act the issuer caused this report to be signed by the undersigned thereunto duly authorized.

                                         /s/ Frank Galuppo

DATE: March 31, 2005                     Frank Galuppo
                                         Chief Executive Officer (and Principal
                                         Financial Officer) and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                     DATE

/s/ Sam Brill                       Director                  March 31, 2005
Sam Brill

/s/ Juan Mendez                     Chairman, Director        March 31, 2005
Juan Mendez

/s/ Richard Rosenblum               Director                  March 31, 2005
Richard Rosenblum

/s/ Bob Martin                      Director                  March 31, 2005
Bob Martin

/s/ Gerald Butters                  Director                  March 31, 2005
Gerald Butters

/s/ Ivan Berkowitz                  Director                  March 31, 2005
Ivan Berkowitz

                                INDEX TO AUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet
  At December 31, 2004                                                       F-2

Consolidated Statements of Operations
  for the Years Ended December 31, 2004 and 2003                             F-3

Consolidated Statements of Stockholders' (Deficiency) Equity
  for the Years Ended December 31, 2004 and 2003                      F-4 to F-5

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 2004 and 2003                      F-6 to F-7

Notes to the Consolidated Financial Statements                       F-8 to F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
Amedia Networks, Inc and Subsidiary

We have audited the accompanying consolidated balance sheet of Amedia Networks, Inc and Subsidiary (a development stage company) (the "Company") as of December 31, 2004 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements of the Company for the period from July 14, 1994 (Inception) to December 31, 2002 were audited by other auditors whose report, dated March 20, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from July 14, 1994 (Inception) to December 31, 2002 reflect a net loss of $40,370,429 of the total inception to date net loss of $42,586,299. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedia Networks, Inc and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 , in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred significant operating losses resulting in cash flow deficiencies from operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter also is described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
March 4, 2005 (except for Note 13C and 13D, which is dated March 30, 2005) New York, New York

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004


                                     ASSETS
Current assets
      Cash and cash equivalents                                    $  2,275,377
      Prepaid expenses and other current assets                         130,202
                                                                   ------------

      Total current assets                                            2,405,579

Property and equipment - net                                            152,176
                                                                   ------------

      Total assets                                                 $  2,557,755
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
      Accounts payable                                             $    266,874
      Accrued expenses                                                  258,983
      Dividends payable                                                 144,986
                                                                   ------------


      Total current liabilities                                         670,843
                                                                   ------------

Commitments

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
    5,000,000 shares authorized;
    Series A convertible preferred stock,
    52,500 shares authorized, issued and outstanding
    ($5,250,000 liquidation preference)                                      52
Common stock, $.001 par value;
    50,000,000 shares authorized; 16,440,630
    issued and outstanding                                               16,441
Additional paid-in capital                                           47,457,390
Deficit accumulated during the development stage                    (45,226,038)
Deferred offering costs                                                (267,404)
Deferred compensation                                                   (93,529)
                                                                   ------------

      Total stockholders' equity                                      1,886,912
                                                                   ------------

      Total liabilities and stockholders' equity                   $  2,557,755
                                                                   ============


                 See Notes to Consolidated Financial Statements.


                                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    From
                                                                                                  Inception
                                                                        Year                      (July 14,
                                                                        Ended                     1994) to
                                                                     December 31,               December 31,
                                                               2004              2003               2004
                                                               ----              ----               ----
Revenue                                                   $           -     $            -    $       125,724
                                                         ---------------   ----------------  -----------------

Expenses
      Research and development (1)                            3,222,695                  -          8,926,826
      Sales and marketing (1)                                   505,313                  -          4,962,770
      General and administrative (1)                          1,775,109          1,936,600         14,783,149
      Stock-based compensation                                   85,850              6,050         11,491,560
      Bad debt expense                                                -                  -            161,000
                                                         ---------------   ----------------  -----------------
Total expenses                                                5,588,967          1,942,650         40,325,305
                                                         ---------------   ----------------  -----------------

Operating loss                                               (5,588,967)        (1,942,650)       (40,199,581)
                                                         ---------------   ----------------  -----------------

Other expense (income)
      Legal settlement                                                -            333,333            565,833
      Late filing penalty on preferred stock registration       199,500                  -            199,500
      Realized gain of foreign currency translation             (81,007)                 -            (81,007)
      Loss on investment                                              -                  -             17,000
      Other income                                                    -                  -            (75,000)
      Net losses of affiliate                                         -                  -          1,196,656
      Impairment loss on investment in affiliate                      -                  -            748,690
      Gain on sale of copy protection business                        -         (5,708,328)        (5,708,328)
      Gain on sale of investment in affiliate                         -            (40,000)           (40,000)
      Loss on disposition of fixed assets                             -             29,181             29,181
      Amortization of deferred financing costs                        -                  -          4,516,775
      Interest income                                           (24,988)           (23,506)          (948,729)
      Interest expense                                                -                 68          1,966,147
                                                         ---------------   ----------------  -----------------

Total other expense (income)                                     93,505         (5,409,252)         2,386,718
                                                         ---------------   ----------------  -----------------

Net (loss) income                                         $  (5,682,472)    $    3,466,602    $   (42,586,299)
                                                         ===============   ================  =================

Deemed dividend on convertible preferred stock                2,494,753                  -          2,494,753
Dividend on convertible preferred stock                         144,986                  -            144,986
                                                         ---------------   ----------------  -----------------

Net (loss) income applicable to common stockholders       $  (8,322,211)    $    3,466,602    $   (45,226,038)
                                                         ===============   ================  =================

Per share data:

      Basic and diluted                                   $       (0.51)    $         0.20
                                                         ===============   ================

Weighted average number
     of common shares used in
     basic and diluted loss per share                        16,440,630         17,186,233
                                                         ===============   ================

(1) Excludes non-cash, stock-based compensation expense as follows:

      Research and development                            $           -     $            -    $       456,239
      Sales and marketing                                             -                  -          5,336,558
      General and administrative                                 85,850              6,050          5,698,763
                                                         ---------------   ----------------  -----------------

                                                          $      85,850     $        6,050    $    11,491,560
                                                         ===============   ================  =================


                                See Notes to Consolidated Financial Statements.

                                                      F-3

                                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                    From
                                                                                                  Inception
                                                                        Year                      (July 14,
                                                                        Ended                     1994) to
                                                                     December 31,               December 31,
                                                               2004              2003               2004
                                                               ----              ----               ----
Net (loss) income                                         $   (5,682,472)   $    3,466,602    $   (42,586,299)

Other comprehensive (loss) income
      Foreign currency translation adjustments                   (81,007)           (3,263)                 -
                                                         ----------------  ----------------  -----------------

               Comprehensive (loss) income                $   (5,763,479)   $    3,463,339    $   (42,586,299)
                                                         ================  ================  =================


                                See Notes to Consolidated Financial Statements.

                                                      F-4

                                              AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        Preferred Stock                Common Stock
                                                        Shares        Amount        Shares          Amount        Shares
                                                        ------        ------        ------          ------        ------
Balances at July 14, 1994 (date of inception)                    -  $         -              -   $         -               -

Issuances of common stock, par value $.001
   Services rendered                                                                 1,200,000         1,200
   Cash                                                                              1,200,000         1,200

Net loss
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 1994                                                        2,400,000         2,400               -

Common stock contributed                                                              (561,453)         (561)
Issuances of common stock, par value $.001
   Services rendered                                                                   361,453           361
Stock options and warrants granted
Foreign currency translation adjustment
Net loss
                                                      ------------  -----------  --------------   -----------  -------------

Balances at December 31, 1995                                                        2,200,000         2,200               -

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467                                              850,000           850
Foreign currency translation adjustment
Net loss
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 1996                                                        3,050,000         3,050               -

Common stock contributed                                                              (135,000)         (135)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551                                             908,000           908
   Services rendered                                                                    74,000            74
   Exercise of options                                                                 374,548           375
Common stock subscriptions                                                                                           16,000
Sale of Underwriters warrants
Stock options and warrants granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 1997                                                        4,271,548         4,272         16,000

Common stock subscriptions                                                              16,000            16        (16,000)
Common Stock forfeited                                                              (1,000,000)       (1,000)
Transfer of temporary equity to permanent capital                                       15,000            15
Issuances of common stock, par value $.001
   Cash                                                                                 41,667            42
   Services rendered                                                                   244,000           244
Stock options and warrants granted (cancelled)
Discount relating to shares and warrants issued                                        156,111           156
Amortization of deferred compensation
Warrant exchange                                                                       432,000           432
Foreign currency translation adjustment
Net loss
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 1998                                                        4,176,326         4,177               -

Issuances of common stock, par value $.001
   Cash                                                                                314,774           315
   Services rendered                                                                 1,227,000         1,227
   Exercise of option                                                                1,714,952         1,715
Stock options granted  (cancelled)
Conversion of debt into common stock                                                 3,220,508         3,221
Fair value of warrants associated with financing agreement
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes
Foreign currency translation adjustment
Net loss
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 1999                                                       10,653,560        10,654               -

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000                                           3,680,937         3,681
   Services rendered                                                                    16,269            16
   Exercise of options and warrants                                                  3,005,574         3,006
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 2000                                                       17,356,340        17,357               -

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                    237,556           238
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 2001                                                       17,593,896        17,594               -

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                    667,671           668
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 2002                                                       18,261,567        18,262               -

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                     60,000            60
Stock options granted (forfeited)
Amortization of deferred compensation
Macrovision sale                                                                    (1,880,937)       (1,881)
Foreign currency translation adjustment
Net income
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 2003                                                       16,440,630        16,441               -

Issuances of preferred stock and warrants,
   net of offering costs of $607,570                       52,500           52
Issuance of warrants
Stock options and warrants granted
Amortization of deferred compensation
Realized gain of foreign currency translation
Net loss
Deemed dividend on convertible preferred stock
Dividend on convertible preferred stock
                                                      ------------  -----------  --------------   -----------  -------------
Balances at December 31, 2004                              52,500   $       52      16,440,630    $   16,441               -
                                                      ============  ===========  ==============   ===========  =============

(CONTINUED)

                                                                                                       Deficit
                                                                                        Foreign      Accumulated
                                                      Common Stock    Additional        Currency        During
                                                       Subscribed      Paid-in         Translation    Development
                                                         Amount        Capital         Adjustment       Stage
                                                         ------        -------         ----------       -----
Balances at July 14, 1994 (date of inception)         $           - $            -    $           - $            -

Issuances of common stock, par value $.001
   Services rendered
   Cash                                                                     23,800

Net loss                                                                                                   (42,085)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 1994                                     -         23,800                -        (42,085)

Common stock contributed                                                       561
Issuances of common stock, par value $.001
   Services rendered                                                        17,712
Stock options and warrants granted                                             600
Foreign currency translation adjustment                                                     22,652
Net loss                                                                                                  (896,663)
                                                      ------------- ---------------   ------------- ---------------

Balances at December 31, 1995                                     -         42,673          22,652        (938,748)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467                                  362,683
Foreign currency translation adjustment                                                     35,044
Net loss                                                                                                (1,121,211)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 1996                                     -        405,356          57,696      (2,059,959)

Common stock contributed                                                       135

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551                               5,000,440
   Services rendered                                                       832,551
   Exercise of options                                                       3,370
Common stock subscriptions                                 100,000
Sale of Underwriters warrants                                                   80
Stock options and warrants granted                                       1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment                                                    (19,667)
Net loss                                                                                                (4,119,612)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 1997                              100,000       8,117,275          38,029      (6,179,571)

Common stock subscriptions                                (100,000)         99,984
Common Stock forfeited                                                       1,000
Transfer of temporary equity to permanent capital                           77,141
Issuances of common stock, par value $.001
   Cash                                                                     24,958
   Services rendered                                                       620,344
Stock options and warrants granted (cancelled)                            (255,992)
Discount relating to shares and warrants issued                            486,307
Amortization of deferred compensation
Warrant exchange                                                              (432)
Foreign currency translation adjustment                                                     41,386
Net loss                                                                                                (5,578,540)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 1998                                     -      9,170,585          79,415     (11,758,111)

Issuances of common stock, par value $.001
   Cash                                                                    225,140
   Services rendered                                                     1,669,548
   Exercise of option                                                    1,401,660
Stock options granted  (cancelled)                                       4,449,015
Conversion of debt into common stock                                     3,376,748
Fair value of warrants associated with financing agreement               3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes                                                  572,505
Foreign currency translation adjustment                                                    (22,444)
Net loss                                                                                               (13,072,237)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 1999                                     -     24,710,602          56,971     (24,830,348)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000                              13,266,319
   Services rendered                                                       114,609
   Exercise of options and warrants                                        220,716
Stock options granted                                                    2,028,720
Amortization of deferred compensation
Foreign currency translation adjustment                                                    (10,725)
Net loss                                                                                                (4,796,693)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 2000                                     -     40,340,966          46,246     (29,627,041)

Issuances of common stock, par value $.001
   Exercise of options and warrants                                         17,012
Stock options granted                                                      168,604
Amortization of deferred compensation
Foreign currency translation adjustment                                                     (9,312)
Net loss                                                                                                (5,498,637)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 2001                                     -     40,526,583          36,934     (35,125,678)

Issuances of common stock, par value $.001
   Exercise of options and warrants                                          1,314
Stock options granted                                                        5,696
Amortization of deferred compensation
Foreign currency translation adjustment                                                     47,336
Net loss                                                                                                (5,244,751)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 2002                                     -     40,533,593          84,270     (40,370,429)

Issuances of common stock, par value $.001
   Exercise of options and warrants
Stock options granted (forfeited)                                           (3,611)
Amortization of deferred compensation
Macrovision sale                                                          (656,506)
Foreign currency translation adjustment                                                     (3,263)
Net income                                                                                               3,466,602
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 2003                                     -     39,873,476          81,007     (36,903,827)

Issuances of preferred stock and warrants,
   net of offering costs of $607,570                                     4,642,378
Issuance of warrants                                                       267,404
Stock options and warrants granted                                         179,379
Amortization of deferred compensation
Realized gain of foreign currency translation                                              (81,007)
Net loss                                                                                                (5,682,472)
Deemed dividend on convertible preferred stock                           2,494,753                      (2,494,753)
Dividend on convertible preferred stock                                                                   (144,986)
                                                      ------------- ---------------   ------------- ---------------
Balances at December 31, 2004                         $           - $   47,457,390    $             $  (45,226,038)
                                                      ============= ===============   ============= ===============

(CONTINUED)

                                                        Deferred         Deferred
                                                      Offering Costs   Compensation       Total
                                                      --------------  -------------   --------------
Balances at July 14, 1994 (date of inception)         $           -   $           -   $           -

Issuances of common stock, par value $.001
   Services rendered                                                                          1,200
   Cash                                                                                      25,000

Net loss                                                                                    (42,085)
                                                      -------------   -------------   --------------
Balances at December 31, 1994                                     -               -         (15,885)

Common stock contributed
Issuances of common stock, par value $.001
   Services rendered                                                                         18,073
Stock options and warrants granted                                                              600
Foreign currency translation adjustment                                                      22,652
Net loss                                                                                   (896,663)
                                                      -------------   -------------   --------------

Balances at December 31, 1995                                     -               -        (871,223)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467                                                   363,533
Foreign currency translation adjustment                                                      35,044
Net loss                                                                                 (1,121,211)
                                                      -------------   -------------   --------------
Balances at December 31, 1996                                     -               -      (1,593,857)

Common stock contributed                                                                          -

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551                                                5,001,348
   Services rendered                                                      (500,000)         332,625
   Exercise of options                                                                        3,745
Common stock subscriptions                                                                  100,000
Sale of Underwriters warrants                                                                    80
Stock options and warrants granted                                      (1,875,343)               -
Amortization of deferred compensation                                      972,567          972,567
Foreign currency translation adjustment                                                     (19,667)
Net loss                                                                                 (4,119,612)
                                                      -------------   -------------   --------------
Balances at December 31, 1997                                     -     (1,402,776)         677,229

Common stock subscriptions                                                                        -
Common Stock forfeited                                                                            -
Transfer of temporary equity to permanent capital                                            77,156
Issuances of common stock, par value $.001
   Cash                                                                                      25,000
   Services rendered                                                      (620,588)               -
Stock options and warrants granted (cancelled)                             255,992                -
Discount relating to shares and warrants issued                                             486,463
Amortization of deferred compensation                                    1,173,139        1,173,139
Warrant exchange                                                                                  -
Foreign currency translation adjustment                                                      41,386
Net loss                                                                                 (5,578,540)
                                                      -------------   -------------   --------------
Balances at December 31, 1998                                     -       (594,233)      (3,098,167)

Issuances of common stock, par value $.001
   Cash                                                                                     225,455
   Services rendered                                                      (445,725)       1,225,050
   Exercise of option                                                                     1,403,375
Stock options granted  (cancelled)                                        (613,435)       3,835,580
Conversion of debt into common stock                                                      3,379,969
Fair value of warrants associated with financing agreement                                3,845,400
Amortization of deferred compensation                                    1,374,518        1,374,518
Value assigned to beneficial conversion feature
     of convertible notes                                                                   572,505
Foreign currency translation adjustment                                                     (22,444)
Net loss                                                                                (13,072,237)
                                                      -------------   -------------   --------------
Balances at December 31, 1999                                     -       (278,875)        (330,996)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000                                               13,270,000
   Services rendered                                                                        114,625
   Exercise of options and warrants                                                         223,722
Stock options granted                                                   (2,028,720)               -
Amortization of deferred compensation                                    1,527,024        1,527,024
Foreign currency translation adjustment                                                     (10,725)
Net loss                                                                                 (4,796,693)
                                                      -------------   -------------   --------------
Balances at December 31, 2000                                     -       (780,571)       9,996,957

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                          17,250
Stock options granted                                                     (168,604)               -
Amortization of deferred compensation                                      909,959          909,959
Foreign currency translation adjustment                                                      (9,312)
Net loss                                                                                 (5,498,637)
                                                      -------------   -------------   --------------
Balances at December 31, 2001                                     -        (39,216)       5,416,217

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                           1,982
Stock options granted                                                       (5,696)               -
Amortization of deferred compensation                                       35,251           35,251
Foreign currency translation adjustment                                                      47,336
Net loss                                                                                 (5,244,751)
                                                      -------------   -------------   --------------
Balances at December 31, 2002                                     -   $     (9,661)         256,035

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                              60
Stock options granted (forfeited)                                            3,611                -
Amortization of deferred compensation                                        6,050            6,050
Macrovision sale                                                                           (658,387)
Foreign currency translation adjustment                                                      (3,263)
Net income                                                                                3,466,602
                                                      -------------   -------------   --------------
Balances at December 31, 2003                                     -   $           -       3,067,097

Issuances of preferred stock and warrants,
   net of offering costs of $607,570                                                      4,642,430
Issuance of warrants                                      (267,404)                               -
Stock options and warrants granted                                        (179,379)               -
Amortization of deferred compensation                                       85,850           85,850
Realized gain of foreign currency translation                                               (81,007)
Net loss                                                                                 (5,682,472)
Deemed dividend on convertible preferred stock                                                    -
Dividend on convertible preferred stock                                                    (144,986)
                                                      -------------   -------------   --------------
Balances at December 31, 2004                         $   (267,404)   $    (93,529)   $   1,886,912
                                                      =============   =============   ==============

                                           See Notes to Consolidated Financial Statements.

                                        AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           From
                                                                                                          Inception
                                                                               Year                       (July 14,
                                                                              Ended                       1994) to
                                                                           December 31,                 December 31,
                                                                      2004             2003                2004
                                                                      ----             ----                ----
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS CASH
FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                           $  (5,682,472)    $    3,466,602    $     (42,586,299)
    Adjustments to reconcile net (loss) income
     to net cash used by operating activities:
      Depreciation and amortization                                     9,908              4,333              963,265
      Forgiveness of note receivable, officer                               -             66,667              100,000
      Loss from write-down of fixed assets                                  -             33,181              195,373
      Bad debt expense                                                      -                  -              161,000
      Amortization of note discount and finance costs                       -                  -            4,666,225
      Foreign currency translation adjustment and realized gain       (81,007)                 -              (82,535)
      Beneficial conversion feature of convertible debt                     -                  -              572,505
      Stock, warrants and options issued for services and
        legal settlement                                               85,850              6,050           11,664,521
      Payment of common stock issued with guaranteed selling
        price                                                               -                  -             (155,344)
      Net losses of affiliate                                               -                  -            1,196,656
      Impairment loss on investment in affiliate                            -                  -              748,690
      Gain on sale of Copy Protection Business                              -         (5,708,328)          (5,708,328)
      Gain on sale of investment in affiliate                               -            (40,000)             (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
          Accounts receivable                                               -                  -                  554
          Prepaid expenses and other current assets                    90,377           (155,513)            (159,859)
          Other assets                                                      -              6,300                    -
          Accounts payable                                            173,726           (404,754)            (280,322)
          Accrued expenses                                            229,992            (37,380)           1,340,621
          Accrued severance pay                                       (64,734)            64,734             (122,363)
          Interest payable                                                  -                  -              251,019
                                                               ---------------   ----------------  -------------------

      Net cash used by operating activities                        (5,238,360)        (2,698,108)         (27,274,621)
                                                               ---------------   ----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of fixed assets                                     -                  -               68,594
    Purchases of property and equipment                              (159,783)           (16,067)          (1,162,385)
    Proceeds from sale of Copy Protection Business                          -          5,050,000            5,050,000
    Proceeds from sale of investment in affiliate                           -             40,000               40,000
    Investment in ComSign, Ltd.                                             -                  -           (2,000,000)
    Increase in note receivable, officer                                    -                  -             (100,000)
    Increase in note receivable                                             -                  -             (130,000)
    Increase in organization costs                                          -                  -               (7,680)
                                                               ---------------   ----------------  -------------------

      Net cash (used in) provided by investing activities            (159,783)         5,073,933            1,758,529
                                                               ---------------   ----------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible preferred stock
      net of stock offering costs of $607,570                        4,642,430                 -            4,642,430
    Proceeds from issuance of common stock                                  -                  -           21,177,354
    Stock offering costs                                                    -                  -             (475,664)
    Deferred financing costs                                                -                  -             (682,312)
    Proceeds from short-term borrowings                                     -                  -            1,356,155
    Proceeds from long-term debt                                            -                  -            2,751,825
    Proceeds from convertible debentures                                    -                  -            2,000,000
    Repayment of short-term borrowings                                      -                  -           (1,357,082)
    Repayments of long-term debt                                            -                  -           (1,615,825)
                                                               ---------------   ----------------  -------------------

      Net cash provided by financing activities                     4,642,430                  -           27,796,881
                                                               ---------------   ----------------  -------------------

Effect of exchange rate changes on cash                                     -              1,380               (5,412)
                                                               ---------------   ----------------  -------------------

(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                    (755,713)         2,377,205            2,275,377

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      3,031,090            653,885                    -
                                                               ---------------   ----------------  -------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   2,275,377     $    3,031,090    $       2,275,377
                                                               ===============   ================  ===================

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION
      Cash paid during the period for interest                  $           -     $           68    $         476,978
                                                               ===============   ================  ===================

      Non-cash investing and financing activities:
          Common stock returned to the Company from the
            sale of Copy Protection Business                    $           -     $      658,328    $         658,328
                                                               ===============   ================  ===================

          Deemed dividend in connection with sale of
            convertible preferred stock                         $   2,494,753     $            -    $       2,494,753
                                                               ===============   ================  ===================

          Accrual of dividend on convertible preferred stock    $     144,986     $            -    $         144,986
                                                               ===============   ================  ===================

          Deferred offering costs                               $     267,404     $            -    $         267,404
                                                               ===============   ================  ===================

          Deferred compensation                                 $     179,379     $            -    $         179,379
                                                               ===============   ================  ===================

      Exchange of fixed assets for rent                         $           -     $        4,000    $          4,000
                                                               ===============   ================  ===================


                                     See Notes to Consolidated Financial Statements.

                                                           F-6

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

Amedia Networks, Inc. (hereinafter, the "Company" or "Amedia"), formerly known as "TTR Technologies, Inc.", is a development stage company that designs, develops and markets technology-based broadband access solutions for voice, video and data services, focusing on fiber-based and Ethernet-based solutions. The Company's products are designed to provide a cost-effective advanced broadband access solution that leverages existing network structures, minimizes operation costs and satisfies subscriber demand for advanced Internet, video and entertainment services. The core technologies underlying the Company's evolving product line have been co-developed with Lucent Technologies, Inc. ("Lucent") at Lucent's Bell Labs in New Jersey. The Company and Lucent have entered into a Development and Licensing Agreement as of January 6, 2004 (the "Development and Licensing Agreement") relating to the development and licensing by Lucent to the Company of specified core technologies. The Company's evolving initial product line utilizes Lucent owned technologies and solutions as well as technologies and solutions developed jointly by the Company and Lucent (collectively, the "Core Technologies"). Under the Development and Licensing Agreement, Lucent has granted to Amedia a worldwide, perpetual and non-exclusive license to use the Core Technologies to manufacture, develop and sell broadband access products and solutions.

The Company commenced operations in the broadband access communications business in March 2004, following the approval of the Development and Licensing Agreement by the Company's stockholders. From its inception in 1994 through May 2003, Amedia was primarily engaged in the business of designing and developing copy protection technologies that provide copy protection for electronic content distributed on optical media and the Internet. In May 2003, the Company sold its copy protection business.

On May 27, 2004, the Company changed its corporate name to "Amedia Networks, Inc.".

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses for the past several years, the majority of which are related to the development of the Company's copy protection business which it sold in May 2003. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying financial statements, as of December 31, 2004, the Company had a cash balance of approximately $2.3 million and incurred a net loss applicable to common stockholders of $8,322,211 for the year ended December 31, 2004. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's future operations are dependent upon management's ability to find sources of additional equity capital. The Company is currently funding operations primarily from proceeds of the private placement of its securities that it completed in August 2004 which resulted in net proceeds of approximately $4.6 million. However, the Company needs to obtain additional financing on an immediate basis in order to continue its business operations and the failure to obtain adequate financing could result in lost business opportunities, the sale of the Company at a distressed price or may lead to the financial failure of the Company and the cessation of operations. Management is actively seeking to raise additional capital that will provide funds needed to implement the Company's business plans. The Company is considering certain non-legally binding financing proposals that it received from institutional investors, all of which are subject to the negotiation and execution of legally binding agreements. At the present time, the Company has no commitments for any such financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR Ltd., which has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could vary from the estimates that were used.

CASH EQUIVALENTS

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less when purchased.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, current receivables, accounts payable and accrued expenses, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

STOCK BASED COMPENSATION

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion("APB") No. 25, Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

Accordingly, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock at the time of the grant. Stock options and warrants granted to non-employees are recorded at their fair value.

The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2004:

                                                                     Year Ended
                                                                    December 31,
                                                              2004               2003
                                                        ---------------   ---------------
Net (loss) income applicable to common
     stockholders, as reported                           $  (8,322,211)    $   3,466,602

Add: Stock-based employee compensation
     expense included in reported
     net (loss) income, net of related tax effects               7,000             6,050

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                                              (868,925)         (610,045)
                                                        ---------------   ---------------

     Pro forma                                           $  (9,184,136)    $   2,862,607
                                                        ===============   ===============

Net (loss) income per share applicable to
     common stockholders, basic and diluted,
     as reported                                         $       (0.51)    $        0.20
                                                        ===============   ===============

     Pro forma                                           $       (0.56)    $        0.17
                                                        ===============   ===============

The fair value of each option granted in 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2004    2003
                                       ----    ----
Risk free interest rates              2.32%     N/A
Expected option lives                  3.5      N/A
Expected volatilities                  133%     N/A
Expected dividend yields               None    None

FOREIGN CURRENCY TRANSLATIONS

The financial statements of TTR Ltd. have been translated into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board
(FASB). Assets and liabilities have been translated at year-end exchange rates and expenses have been translated at average rates prevailing during the year. The translation adjustments have been recorded as a separate component in the consolidated statement of stockholders' equity (deficiency). TTR Ltd. has been inactive since December 2002 and the Company has not recorded any foreign currency translation adjustments during 2004. During 2004 the Company realized a gain from foreign currency translation of $81,007.

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

Common stock equivalents have been excluded from the weighted-average shares for the years ended December 31, 2004 and 2003, as inclusion is anti-dilutive. Potentially dilutive options of 4,998,642 and 2,000,175 are outstanding at December 31, 2004 and 2003, respectively. Potentially dilutive warrants of 10,598,333 and 1,670,000 are outstanding at December 31, 2004 and 2003, respectively. In addition, the Company has outstanding 52,500 shares of Series A Convertible Preferred Stock which are potentially convertible into 7,000,000 shares of common stock.

DEPRECIATION AND AMORTIZATION

Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

RESEARCH AND DEVELOPMENT COSTS

Research and development expenditures are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. As of December 31, 2004, completion of a working model of the Company's products and general release have substantially coincided. As a result, as of December 31, 2004 the Company has charged to expense as incurred all software development costs.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Company's cash is maintained at two financial institutions, and from time to time the account balance at these financial institutions may exceed the amount of insurance provided on such accounts. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

COMPREHENSIVE INCOME (LOSS)

In January 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income or loss. The foreign currency translation adjustment is the Company's only component of comprehensive loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

NOTE 4- FINANCINGS

PRIVATE PLACEMENT. On August 9, 2004, the Company completed a private placement to certain private and institutional investors of 52,500 shares of its Series A 7% Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred") for aggregate gross proceeds of $5.25 million. In connection with the issuance of the Series A Preferred, the Company issued five-year warrants (the "Investor Warrants") to purchase up to 3.5 million shares of the Company's common stock, par value $0.001 per share (the "Common Stock") at a per share exercise price of $1.50 and up to an additional 3.5 million shares of the Company's Common Stock at a per share exercise price of $2.50. The Company received net proceeds of approximately $4.6 million from the sale of the Series A Preferred, net of payment of offering related expenses. The private placement resulted in a beneficial conversion feature of $2,494,753 for which the Company recorded a deemed dividend for the year ended December 31, 2004.

Each Series A Preferred share has a stated value of $100 and is convertible into Common Stock at an initial conversion rate equal to $0.75 per share of Common Stock, subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. Dividends at the rate of 7% per annum are payable on a semi-annual basis and, under certain conditions at the option of the Company, dividends may be paid in shares of Common Stock at rate of $0.75 per share. The Company recorded an accrual for the preferred stock dividend payable of approximately $145,000 as of December 31, 2004. If not converted earlier, on the fifth anniversary of issuance, the Series A Preferred will automatically convert into shares of the Company's Common Stock at the per share of Common Stock conversion price then in effect.

The exercise prices of the Investor Warrants are also subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger.

In connection with the placement of the Series A Preferred shares, the Company issued to placement agents five year warrants (the "Compensation Warrants") to purchase up to 1.4 million shares of Common Stock. The breakdown of the Compensation Warrants is as follows, 700,000 shares are issuable at a per share exercise price of $0.75, 350,000 shares are issuable at a per share exercise price of $1.50 and 350,000 shares are issuable at a per share exercise price of $2.50. Other than as specified above, the Compensation Warrants have the same substantive provisions as the Investor Warrants.

Pursuant to the terms of the agreements with the holders of the Series A Preferred shares, the Company filed on November 24, 2004 a registration statement (the "Registration Statement") covering the Common Stock underlying the Series A Preferred shares, the Investor Warrants and the Placement Agent Warrants which was declared effective on February 11, 2005. As a result of a delay in the filing and the effectiveness of the Registration Statement beyond the dates specified in the agreements with the holders of the Series A Preferred, under the agreements with the holders of the Series A Preferred stock, the Company is required to pay the holders of the Series A Preferred a penalty in the aggregate amount of approximately $199,500. For the year ended December 31, 2004 the Company recorded this amount as a late filing fee.

EQUITY LINE. In August 2004, the Company secured from an institutional investor a $6 million equity line (the "Equity Line") on which the Company can draw from time to time during a 24 month period following the effectiveness of the Equity Line Registration Statement referred to below, subject to certain conditions. The Company intends to file a registration statement regarding the resale of the Common Stock issuable pursuant to the Equity Line (the "Equity Line Registration Statement") no earlier than May 12, 2005 (but not later than June 13, 2005). The Equity Line commitment is, at the option of the Equity Line investor, terminable, if the Company does not timely file the Equity Line Registration Statement or if such Registration Statement is not declared effective within 180 days following the filing thereof.

The Equity Line allows the sale of up to $6 million of Common Stock at 98% of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the Equity Line.

In August 2004, the Company issued to the equity line investor five year warrants to purchase up to 333,333 shares of Common Stock at a per share exercise price of $2.00. These warrants are subject to cashless exercise following the first anniversary of issuance if at the time of exercise there is no effective registration statement in effect. The Company recorded deferred offering costs of $267,404 for the value of these warrants.

No assurance can be provided that the Equity Line commitment will in fact become available for use by the Company.

NOTE 5 - AGREEMENTS WITH LUCENT TECHNOLOGIES, INC.

The Company and Lucent entered into Development and Licensing Agreement, effective as of January 6, 2004, pursuant to which Lucent agreed to develop for and license to the Company next-generation management and routing technologies and equipment designed to provide Fiber-to-the-Premises (FTTP) capabilities for video, data, and voice-over-Internet protocol (VoIP). Under the Development and Licensing Agreement, as of December 31, 2004 the Company paid to Lucent $1.9 million for the development of first generation premises gateway (a customer premises unit for provisioning broadband access directly to the subscriber) and aggregator switch (the unit that routes data to and from the subscriber's premises). Since a design model of a contemplated Ethernet core switch was not delivered under the agreement, payments aggregating $1.1 million were not remitted.

Subsequent thereto, in April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of December 31, 2004, the Company remitted $698,000 to Lucent for this development work. Remaining amounts are payable upon delivery.

RESEARCH AND DEVELOPMENT

Research and development costs are incurred in connection with product testing and development and are expensed as incurred. Research and development costs for the year ended December 31, 2004 and 2003 were $3,222,695 and $0, respectively.

NOTE 6 - CLOSING OF SALE TO MACROVISION CORPORATION

On May 28, 2003, the Company consummated the sale of its music copy protection and digital rights management assets to Macrovision for a cash sales price of $5,050,000 and return for cancellation of 1,880,937 shares of the Company's Common Stock that Macrovision purchased in January 2000 for $4.0 million. The Company recorded a gain on sale of $5.7 million in its statement of operations during the year ended December 31, 2003 consisting of $5,050,000 in cash and $658,387 representing the value of the common stock returned for cancellation to the Company based on the closing price of the stock on May 28, 2003.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  December 31,
                                                      2004
                                                      ----
      Computer and office equipment                 $162,592

      Less:  Accumulated depreciation                (10,416)
                                                    --------
           Property and Equipment, net              $152,176
                                                    ========

Depreciation expense was $9,908 and $4,333 for the years ended December 31, 2004 and 2003, respectively.

NOTE 8 - INCOME TAXES

At December 31, 2004, the Company had available approximately $23 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2024, and approximately $6 million of foreign net operating loss carryforwards with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership.

Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                          December 31,
                                                             2004

Net operating loss carryforwards                         $ 10,083,242
Capital loss carryforward                                     666,400
Stock based compensation                                      340,118
Other                                                         240,296
                                                        --------------

Total deferred tax assets                                  11,330,056
Valuation allowance                                       (11,330,056)
                                                        --------------

Net deferred tax assets                                  $          -
                                                        ==============

The valuation allowance increased $1,859,089 for the year ended December 31, 2004.

NOTE 9 - STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the "Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1999, the Plan was amended to increase the total number of shares available for grant to 1.5 million. As of December 31, 2004 a total of 714,566 options were outstanding under the 1996 Plan and future grants have been discontinued.

In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan ("the Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 75,000. In August 2002, the Company adopted the 2002 Non-Employee Directors' Plan (the "2002 Directors' Plan") which provides for 275,000 shares available for grant. Both plans provide for the grant of options to directors who are not otherwise employed by the Company. In May 2004, the 2002 Directors Plan was further amended to increase the total number of shares available for grant to 1,000,000. As of December 31, 2004, outstanding options under the Directors' Plan and the 2002 Directors' Plan totaled 225,000.

In July 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan") and has reserved a total of 1.5 million shares of common stock for issuance thereunder. In May 2001, the 2000 Incentive Plan was amended to increase the total number of shares available for grant to 3,500,000 and in May 2004 the 2000 Incentive Plan was further amended to increase the total number of shares available for grant to 5,000,000. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. As of December 31, 2004, there were 3,565,858 options outstanding under the 2000 Incentive Plan. The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

OTHER OPTION GRANTS

In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements. Stock option activity for 2004 is summarized as follows:

                                                                                Weighted
                                                       Options                  Average
                                           --------------------------------     Exercise
                                           Plan        Nonplan        Total       Price
                                           ----        -------        -----       -----
Options outstanding,
 December 31, 2002                        3,106,875           0      3,106,875    $2.81
Granted                                           0           0              0     0.00
Exercised                                  (60,000)           0       (60,000)     0.01
Forfeited                               (1,046,700)           0    (1,046,700)     1.64
                                        -----------          --    -----------

Options outstanding
December 31, 2003                         2,000,175           0      2,000,175     1.85
Granted                                   2,505,249     493,218      2,998,467     0.74
Exercised                                         0           0              0     0.00
Forfeited                                         0           0              0     0.00
                                                 --          --             --

Options outstanding,
December 31, 2004                         4,505,424     493,218      4,998,642     1.85
                                         ----------    --------     ----------

Shares of common stock
available for future
grant under the plan                      2,209,142
                                         ----------

The following table summarizes information about stock options outstanding at December 31, 2004:

                       Options Outstanding                    Options Exercisable
             ------------------------------------------     -----------------------
                                  Weighted Average
                            ---------------------------                    Weighted
                             Remaining                                     Average
Ranges of      Number       Contractual        Exercise       Number       Exercise
price        Outstanding        Life             Price      Exercisable     Price
-----        -----------        ----             -----      -----------     -----

$0.16             50,000        7.77              0.16           50,000      0.16
$0.56-0.80     2,493,467        9.21              0.69          819,301      0.63
$0.85-1.05       505,000        9.74              0.96                0      0.00
$1.53-1.68       293,300        6.86              1.66          293,300      1.66
$2.56-3.56       324,941        5.29              3.25          324,941      3.25
$3.91-5.06     1,323,934        5.47              4.08        1,323,934      4.08
$6.84-7.00         8,000        3.40              6.93            8,000      6.93
                  ------       -----             -----           ------      ----

$0.16-$7.00    4,998,642        7.85             $1.85        2,819,476     $2.67
               ----------      -----            ------       ----------     -----

Weighted-average grant date fair value of options granted in 2004 and 2003, under the Black-Scholes option pricing model, was $0.60 and none per option, respectively.

On January 21, 2004, the Company's Compensation Committee awarded to each of the Company's then two independent directors 164,406 non-qualified options to purchase the Company's Common Stock at a $0.56 strike price and immediate vesting with a 5 year life.

In March 2004, in conjunction with their employment agreements, three new Company employees received options to purchase a total of up to 280,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan, such options will vest on the first anniversary of their employment agreements, at various exercise prices based on the closing market price of the Company's Common Stock on their date of hire (the exercise prices range from $0.62 to $0.80).

In April 2004, in conjunction with an employment agreement, a new Company employee received options to purchase a total of up to 20,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan, of which options for one-fourth (1/4) of the shares is to vest on the first anniversary of employment and options for the remaining shares to vest in equal quarterly installments thereafter at an exercise price of $0.65, which is based on the closing market price of the Company's Common Stock on the date of hire.

On May 25, 2004 the Company's Compensation Committee granted from the 2000 Equity Incentive Plan 60,000 non-qualified options to purchase the Company's Common Stock at a $0.71 strike price vesting over 2 years to a member of the Company's newly formed Advisory Board. The $0.71 strike price equaled the closing market price of the Company's Common Stock on the date of issuance. The fair value of the options amounted to $34,087 and is amortized over the 2-year vesting period. Amortization expense for the year ended December 31, 2004 was $12,783.

On May 25, 2004 the Company's Compensation Committee granted from the 2002 Non-Employee Directors Stock Option Plan 225,000 non-qualified options to purchase the Company's Common Stock at a $0.71 strike price vesting over 2 years to three new directors of the Company's Board. The $0.71 strike price equaled the closing market price of the Company's Common Stock on the date of issuance.

On July 1, 2004 in conjunction with a new employment agreement, an employee received options to purchase a total of up to 100,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan, vesting over a three year period. The options have an exercise price of $0.55, which was less than the closing market price of the Company's Common Stock on the date of hire. As such, the Company recorded deferred compensation of $42,000 which is amortized over the 3-year vesting period. Amortization expense for the year ended December 31, 2004 was $7,000.

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

In October 2004, in conjunction with their employment agreements, three new Company employees received options to purchase a total of up to 225,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan. The options will vest over a two or three year period, at exercise prices ranging from $0.85 to $0.92 based on the closing market price of the Company's Common Stock on their respective dates of hire.

On November 4, 2004 the Company's Compensation Committee granted from the 2000 Equity Incentive Plan 60,000 non-qualified options to purchase the Company's Common Stock at a $0.99 strike price vesting over 2 years to a member of the Company's Advisory Board. The $0.99 strike price equaled the closing market price of the Company's Common Stock on the date of issuance. The fair value of the options amounted to $42,543 and is amortized over the 2-year vesting period. Amortization expense for the year ended December 31, 2004 was $5,318.


WARRANTS

Warrant activity for 2003 and 2004 is summarized as follows:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                  Warrants      Price
                                                  --------      -----

Warrants outstanding, December 31, 2002           1,780,000     $7.85
Granted                                                   0     $0.00
Exercised                                                 0     $0.00
Forfeited                                         (110,000)     $4.30
                                                  ---------

Warrants outstanding, December 31, 2003           1,670,000     $8.08
Granted                                           8,833,333     $1.89
Exercised                                                 0     $0.00
Forfeited                                         (400,000)     $7.50
                                                  ---------

Warrants outstanding, December 31, 2004          10,103,333     $2.56
                                                -----------

On May 11, 2004, the Company issued 100,000 four-year warrants to a service provider. The warrants have an exercise price of $0.62 per share. The $0.62 strike price equaled the closing market price of the Company's Common Stock on the date of issuance. The Company recorded stock-based compensation expense of $60,749 in the accompanying financial statements for the year ended December 31, 2004 for this transaction.

There are an additional 495,000 warrants with an exercise price of $22.21 that are issuable upon the exercise of certain warrants with an exercise price of $8.84.

STOCK ISSUANCES

During the year ended December 31, 2003, the Company completed the following Common Stock transactions:

The Company issued 60,000 shares of Common Stock from the exercise of various outstanding stock options.

During the year ended December 31, 2004, the Company completed the following Preferred and Common Stock transactions:

The Company did not issue any shares of Common Stock during 2004.

The Company issued 52,500 shares of Series A 7% Convertible Preferred Stock from the equity raise (See Note 4).

NOTE 11 - COMMITMENTS

EMPLOYMENT AND TERMINATION AGREEMENTS

The Company and Mr. Frank Galuppo, the Company's Chief Executive Officer entered into a three-year employment agreement, effective as of March 15, 2004, pursuant to which Mr. Galuppo is currently paid an annual salary of $210,000. Prior to March 15, 2005, Mr. Galuppo's annual salary was $180,000. Mr. Galuppo's salary is scheduled to increase to $235,000 at the beginning of the third year of his employment. The agreement further provides that if Mr. Galuppo's employment is terminated other than for cause (as defined in the employment agreement) or if Mr. Galuppo terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of six months' base salary and benefits. The Company also issued to Mr. Galuppo options under the Company's 2000 Equity Incentive Plan to purchase up to 1,315,250 shares of the Company's common stock, par value $0.001 (the "Common Stock") at a per share exercise price of $0.74, which are scheduled to vest over 12 succeeding quarters, beginning June 30, 2004.

In April 2004, the Company and its then former Chief Operating Officer, Mr. Sam Brill, entered into an agreement amending and restating Mr. Brill's employment agreement (as so amended, the "Amended Agreement") pursuant to which Mr. Brill resigned as the Company's Chief Operating Officer and assumed a part-time position to assist with the new management's transition. In connection with his resignation as the Company's Chief Operating Officer and in consideration of the release of certain rights under the original employment agreement, the Company paid to Mr. Brill the amount of $75,000, less payroll deductions. Under the Amended Agreement, commencing as of April 5, 2004 and continuing through October 5, 2004, Mr. Brill was compensated at $7,500 per month. The agreement was extended for successive one-month periods until December 31, 2004. For the month of January 2005, the Company paid Mr. Brill $3,750. In February 2005, the Company and Mr. Brill mutually agreed to terminate the agreement. Mr. Brill remains a member of the Company's Board of Directors and no longer receives any cash compensation from the Company. (See Note 13A)

On January 28, 2004, the Company and Mr. Judah Marvin Feigenbaum, former interim Chief Executive Officer and a director ("JMF"), entered into an agreement (the "Separation Agreement") whereby JMF resigned from all positions held with Company. Under the terms of the Separation Agreement, in consideration of releases to the Company, the Company paid to JMF approximately $60,000 for services provided during 2003, less payroll deductions. The Company also issued to JMF a five-year option to purchase up to 164,406 shares of the

Company's Common Stock at a per share exercise price of $0.56 (a premium to the grant date's closing market price of the Common Stock), subject to cashless exercise provisions. Following the approval by the Company's stockholders of the Development and Licensing Agreement, the Company remitted to JMF an additional $60,000 payment. The Company also agreed, under certain conditions, to issue options to purchase up to an additional 328,812 shares of the Company's Common Stock at a per share exercise price not less than the market price at the time of issuance. JMF has agreed to certain restrictions on the sale or other transfer of shares of Common Stock issuable upon exercise of these options.

The Company's aggregate annual commitments under the existing employment agreements are approximately $203,750 and $229,792 during 2005 and 2006. In addition, each of the employment agreements provides for payments through the term of the employment agreement under certain circumstances.

LEASE COMMITMENTS

As of December 31, 2004, the Company had no lease obligations. The Company's offices are located in the Lucent complex. Starting in August 2004, the Company agreed to pay Lucent on a month-to-month basis approximately $8,000 per month for use of the facility.

NOTE 12 -  RELATED PARTY TRANSACTIONS

In December 2004, the Company entered into a service agreement with Elite Financial Communications Group, LLC ("Elite"), pursuant to which Elite agreed to provide investor relation services to the Company for compensation of $7,500 per month (plus expenses). The term of the agreement is twelve months; provided, however, that at any time after February 15, 2005 the Company may terminate the agreement for any reason, or for no reason, on 30-days written notice to Elite. One of the Company's non-employee directors, is a partner and managing member of Elite.

In connection with the private placement (See Note 4), the Company paid Greenfield Capital Partners, LLC, ("Greenfield") and its designees, a placement fee with respect to the placement of 2,500 shares of our Convertible Preferred Stock. The placement fee is comprised of (i) a cash payment of $25,000 and (ii) five-year warrants to purchase up to 66,667 shares of our Common Stock, of which options for 33,333 shares are exercisable at a per share exercise price of $.75, 16,667 shares at a per share exercise price of $1.50 and options for the 16,667 shares at a per share exercise price of $2.50. One of our directors was a Managing Director of such entity at the time that the private placement was consummated. At that time Greenfield designated such director to receive half of those warrants. The director subsequently left Greenfield.


NOTE 13 - SUBSEQUENT EVENTS

A) As of February 2005, the Company and Mr. Sam Brill, Director & former Chief Operating Officer, mutually agreed to end his part-time month-to-month employment with the Company (See Note 11).

B) On February 9, 2005, we entered into a lease for offices facilities at 2-12 Corbett Way, Eatontown, New Jersey, 07724, to which we expect to relocate during the second quarter of 2005. The new facilities will be comprised of approximately

        7,500 square feet. The lease term will begin upon our relocation to the new facilities and will be for a term of approximately five years. Monthly payments under the lease will vary as follows: for the first lease year, monthly payments of approximately $9,800; for the second lease year, monthly payments of approximately $14,000; for the third lease year, monthly payments of approximately $14,500; for the fourth lease year, monthly payments of approximately $14,700; and for the fifth lease year, monthly payments of approximately $14,900. We believe that the new facility will be suitable for our needs for the foreseeable future.

C) As of March 30, 2005, approximately $3 million in stated value of the Series A Preferred shares have been converted into approximately 4 million shares of the Company's Common Stock at a per share conversion price of $0.75.

D) As of March 30, 2005, certain of the warrant holders exercised their warrants for aggregate net cash proceeds to the Company of approximately $186,000.