Form 10QSB
period 2005-03-31
AMEDIA NETWORKS, INC.
filed 2005-05-16
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

                                       or

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

     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     The number of shares outstanding of the registrant's Common Stock as of May 13, 2005, is 20,815,238 shares.

     Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)


                                      Index

Forward Looking Statements                                                (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet as of
          March 31, 2005 (unaudited)                                        1

        Condensed Consolidated Statements of Operations
          For the three months ended March 31, 2005 and 2004 and
          from Inception (July 14, 1994) to March 31, 2005 (unaudited)      2

        Condensed Consolidated Statements of Cash Flows
          For the three months ended March 31, 2005 and 2004 and
          from Inception (July 14, 1994) to March 31, 2005 (unaudited)      3

Notes to the Condensed Consolidated Financial Statements                    4

Item 2. Management's Discussion and Analysis or Plan of Operation          11

Item 3. Controls and Procedures                                            14

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  15

Item 2. Changes in Securities                                              15

Item 3. Defaults upon Senior Securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  15

Item 6. Exhibits and Reports on Form 8-K                                   15

Signatures

Exhibits                                                                  I-1


                                      -(i)-

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S EXPECTATIONS AS TO SOURCES OF REVENUES; THE PROSPECTS FOR THE COMPANY'S NEW BUSINESS IN THE TELECOMMUNICATIONS FIELD; THE COMPANY'S INTENDED BUSINESS PLANS; THE COMPANY'S INTENTIONS TO ACQUIRE OR DEVELOP OTHER TECHNOLOGIES; BELIEF AS TO THE SUFFICIENCY OF ITS CASH RESERVES; AND THE COMPANY'S PROSPECTS FOR RAISING ADDITIONAL CAPITAL. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE TELECOMMUNICATIONS FIELD PARTICULARLY, THE COMPANY'S DIFFICULTY IN RAISING CAPITAL, THE COMPANY'S NET OPERATING LOSS CARRYFORWARDS, SUFFICIENCY OF CASH RESERVES, THE AVAILABILITY OF AND THE TERMS OF FINANCING, DILUTION OF THE COMPANY'S STOCKHOLDERS, INFLATION, CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES, ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS, DEMOGRAPHIC CHANGES, CHANGES IN FEDERAL, STATE AND/OR LOCAL GOVERNMENT LAW AND REGULATIONS, CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS, AND CHANGES IN THE COMPANY'S ACQUISITIONS AND CAPITAL EXPENDITURE PLANS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                      (ii)

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2005


                                     ASSETS
Current assets
     Cash and cash equivalents                                    $     647,823
     Account receivable                                                   2,400
     Prepaid expenses                                                   113,250
                                                                 ---------------
     Total current assets                                               763,473
                                                                 ---------------

Property and equipment - net                                            298,312
                                                                 ---------------

Other assets
     Intangible asset                                                   130,988
     Security deposit                                                    26,099
                                                                 ---------------
     Total other assets                                                 157,087
                                                                 ---------------
         Total assets                                             $   1,218,872
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
     Accounts payable                                             $     713,983
     Accrued expenses                                                   364,961
     Dividends payable                                                   50,123
                                                                 ---------------
     Total current liabilities                                        1,129,067
                                                                 ---------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
  5,000,000 shares authorized;
  Series A convertible preferred stock,
  52,500 shares authorized; 23,854 issued and outstanding
  ($2,385,400 liquidation preference)                                        24
Common stock, $.001 par value;
  50,000,000 shares authorized; 20,511,920
  issued and outstanding                                                 20,512
Additional paid-in capital                                           47,680,179
Deficit accumulated during the development stage                    (47,237,902)
Deferred offering costs                                                (267,404)
Deferred compensation                                                  (105,604)
                                                                 ---------------
      Total stockholders' equity                                         89,805
                                                                 ---------------
         Total liabilities and stockholders' equity               $   1,218,872
                                                                 ===============


            See Notes to Condensed Consolidated Financial Statements.


                                      AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                                         From
                                                                                                      Inception
                                                                          Three Months                (July 14,
                                                                              Ended                    1994) to
                                                                            March 31,                  March 31,
                                                                     2005              2004              2005
                                                                     ----              ----              ----
Sales                                                            $       2,650    $            -    $        2,650
                                                                ---------------  ----------------  ----------------
Cost of goods sold                                                       3,141                 -             3,141
                                                                ---------------  ----------------  ----------------
Gross loss                                                                (491)                -              (491)
                                                                ---------------  ----------------  ----------------

Expenses
    Research and development (1)                                     1,057,734         1,250,000         9,984,560
    Sales and marketing (1)                                            441,480                 -         5,404,250
    General and administrative (1)                                     418,186           385,123        15,201,335
    Stock-based compensation                                            25,526                 -        11,517,086
    Bad debt expense                                                         -                 -           161,000
                                                                ---------------  ----------------  ----------------
Total expenses                                                       1,942,926         1,635,123        42,268,231
                                                                ---------------  ----------------  ----------------

Operating loss                                                      (1,943,417)       (1,635,123)      (42,268,722)
                                                                ---------------  ----------------  ----------------

Other (income) expense
    Legal settlement                                                         -                 -           565,833
    Late filing penalty on preferred stock registration                      -                 -           199,500
    Realized gain of foreign currency translation                            -                 -           (81,007)
    Loss on investment                                                       -                 -            17,000
    Other income                                                             -                 -           (75,000)
    Net losses of affiliate                                                  -                 -         1,196,656
    Impairment loss on investment in affiliate                               -                 -           748,690
    Revenue from copy protection business                                    -                 -          (125,724)
    Gain on sale of copy protection business                                 -                 -        (5,708,328)
    Gain on sale of investment in affiliate                                  -                 -           (40,000)
    Loss on disposition of fixed assets                                  1,692                 -            30,873
    Amortization of deferred financing costs                                 -                 -         4,516,775
    Interest income                                                     (4,433)           (5,607)         (953,162)
    Interest expense                                                         -                 -         1,966,147
                                                                ---------------  ----------------  ----------------
Total other (income) expense                                            (2,741)           (5,607)        2,258,253
                                                                ---------------  ----------------  ----------------

Net loss                                                         $  (1,940,676)   $   (1,629,516)   $  (44,526,975)
                                                                ===============  ================  ================

Deemed dividend on convertible preferred stock                               -                 -         2,494,753
Dividend on convertible preferred stock                                 71,188                 -           216,174
                                                                ---------------  ----------------  ----------------

Net loss applicable to common stockholders                       $  (2,011,864)   $   (1,629,516)   $  (47,237,902)
                                                                ===============  ================  ================

Per share data:

    Basic and diluted                                            $       (0.11)   $        (0.10)
                                                                ===============  ================

Weighted average number
    of common shares used in
    basic and diluted loss per share                                17,999,379        16,440,630
                                                                ===============  ================

(1) Excludes non-cash,  stock-based compensation expense as follows:

    Research and development                                     $       4,643    $            -    $      460,882
    Sales and marketing                                                      -                 -         5,336,558
    General and administrative                                          20,883                 -         5,719,646
                                                                ---------------  ----------------  ----------------

                                                                 $      25,526    $            -    $   11,517,086
                                                                ===============  ================  ================


                              See Notes to Condensed Consolidated Financial Statements.

                                                         -2-

                                              AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                                        From
                                                                                                                     Inception
                                                                                         Three Months                (July 14,
                                                                                             Ended                    1994) to
                                                                                           March 31,                  March 31,
                                                                                    2005              2004              2005
                                                                                    ----              ----              ----
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $  (1,940,676)   $   (1,629,516)   $  (44,526,975)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                                                    17,304               343           980,569
      Forgiveness of note receivable, officer                                               -                 -           100,000
      Loss from disposition of fixed assets                                             1,692                 -           197,065
      Bad debt expense                                                                      -                 -           161,000
      Amortization of note discount and finance costs                                       -                 -         4,666,225
      Foreign currency translation adjustment and realized gain                             -                 -           (82,535)
      Beneficial conversion feature of convertible debt                                     -                 -           572,505
      Stock, warrants and options issued for services and legal settlement             25,526                 -        11,690,047
      Payment of common stock issued with guaranteed selling price                          -                 -          (155,344)
      Net losses of affiliate                                                               -                 -         1,196,656
      Impairment loss on investment in affiliate                                            -                 -           748,690
      Gain on sale of Copy Protection Business                                              -                 -        (5,708,328)
      Gain on sale of investment in affiliate                                               -                 -           (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                            (2,400)                -            (1,846)
        Prepaid expenses and other current assets                                      16,951            29,388          (142,908)
        Other assets                                                                  (26,099)                -           (26,099)
        Accounts payable                                                              447,111            20,535           166,789
        Accrued expenses                                                              105,978            21,600         1,446,599
        Accrued severance pay                                                               -            13,965          (122,363)
        Interest payable                                                                    -                 -           251,019
                                                                               ---------------  ----------------  ----------------

      Net cash used by operating activities                                        (1,354,613)       (1,543,685)      (28,629,234)
                                                                               ---------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                      -                 -            68,594
   Purchases of property and equipment                                               (165,132)           (12,142)      (1,327,517)
   Intangible asset                                                                  (130,988)               -           (130,988)
   Proceeds from sale of Copy Protection Business                                           -                 -         5,050,000
   Proceeds from sale of investment in affiliate                                            -                 -            40,000
   Investment in ComSign, Ltd.                                                              -                 -        (2,000,000)
   Increase in note receivable, officer                                                     -                 -          (100,000)
   Increase in note receivable                                                              -                 -          (130,000)
   Increase in organization costs                                                           -                 -            (7,680)
                                                                               ---------------  ----------------  ----------------

      Net cash (used in) provided by investing activities                            (296,120)          (12,142)        1,462,409
                                                                               ---------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of convertible preferred stock                                                      -
     net of stock offering costs of $607,570                                                -                 -         4,642,430
   Proceeds from issuance of common stock                                             189,230                 -        21,366,584
   Stock offering costs                                                                     -                 -          (475,664)
   Deferred financing costs                                                                 -                 -          (682,312)
   Proceeds from short-term borrowings                                                      -                 -         1,356,155
   Proceeds from long-term debt                                                             -                 -         2,751,825
   Proceeds from convertible debentures                                                     -                 -         2,000,000
   Repayment of short-term borrowings                                                       -                 -        (1,357,082)
   Repayments of long-term debt                                                             -                 -        (1,615,825)
   Dividends paid to preferred stockholders                                          (166,051)                -          (166,051)
                                                                               ---------------  ----------------  ----------------

      Net cash provided by financing activities                                        23,179                 -        27,820,060
                                                                               ---------------  ----------------  ----------------

Effect of exchange rate changes on cash                                                     -                 -            (5,412)
                                                                               ---------------  ----------------  ----------------

(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                  (1,627,554)       (1,555,827)          647,823

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,275,377         3,031,090                 -
                                                                               ---------------  ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     647,823    $    1,475,263    $      647,823
                                                                               ===============  ================  ================


SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Non-cash investing and financing activities:

        Dividend on convertible preferred stock                                 $      71,188    $            -    $      216,174
                                                                               ===============  ================  ================


                                      See Notes to Condensed Consolidated Financial Statements.

                                                                 -3-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

Amedia Networks, Inc. (hereinafter, the "Company" or "Amedia"), is a development stage company that designs, develops and markets technology-based broadband access solutions for voice, video and data services, focusing on fiber-based and Ethernet-based solutions. The Company's products are designed to deliver "triple play" (voice, video and data) broadband communication. These products are designed for placement at various points in the network infrastructure layout. The Company is marketing its initial products to communications carriers, municipal authorities and communication equipment companies.

The core technologies underlying the Company's initial Fiber-to-the-Premises
(FTTP) products have been co-developed with Lucent Technologies, Inc. ("Lucent"). The Company and Lucent have entered into a Development and Licensing Agreement as of January 6, 2004 (the "Development and Licensing Agreement") relating to the development and licensing by Lucent to the Company of specified core technologies. The Company's FTTP product line utilizes Lucent owned technologies and solutions as well as technologies and solutions developed jointly by the Company and Lucent. Under the Development and Licensing Agreement, Lucent has granted to Amedia a worldwide and perpetual license to manufacture, develop and sell products designed to deliver broadband based access solutions utilizing the Lucent owned technologies and related patents.

The Company has been engaged in the broadband access communications business since March 2004. From its inception in 1994 through May 2003, Amedia was primarily engaged in the business of designing and developing copy protection technologies that provide copy protection for electronic content distributed on optical media and the Internet under the name of "TTR Technologies, Inc." In May 2003, the Company sold its copy protection business. In May 2004, the Company changed its name to "Amedia Networks, Inc."

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $47,237,902 since its inception, and as of March 31, 2005, has negative working capital of $365,594 and stockholders' equity of $89,805. There is no assurance that the Company will generate revenue or raise the funds that it needs to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or secure funding sufficient to provide for the working capital needs of its business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

During April and May 2005, the Company raised net proceeds of approximately $7.09 million through the private placement to individual and institutional investors of the Company's equity securities, of which approximately $3.8 million will become available to the Company only following the approval by the Company's stockholders at the 2005 annual stockholders meeting currently scheduled to be held on June 9, 2005 of an increase in the number of shares of the Company's common stock, par value $0.001 ("Common Stock") that the Company is authorized to issue. The Company's financing transactions in April and May 2005 are discussed in further detail in Note 8 (Subsequent Events).

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at March 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2005 not misleading. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR LTD., which has been inactive since December 2002. All significant inter-company accounts and transaction have been eliminated in consolidation.

REVENUE RECOGNITION

The Company receives revenue from the sale of its QoStream product line which is comprised of hardware and software. Revenue is recognized on product sales when persuasive evidence of an arrangement exists pursuant to which units are shipped, the fee is fixed and determinable and collectibilty is probable. During the three months ended March 31, 2005 the Company recorded $2,650 of unit sales. Certain of the units were sold to a customer at a discount to the anticipated market price due to the necessity of further testing and evaluation.

INTANGIBLE ASSET

During the three months ended March 31, 2005 the Company capitalized $130,988 of internally developed software product costs based on reaching a high level design stage and achieving technical feasibility with regards to a certain product as defined in SFAS No. 86. Such software production costs are to be amortized over the expected beneficial life once the general release stage of the product is reached.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the three months ended March 31, 2005 and 2004 were $1,057,734 and $1,250,000, respectively.

EMPLOYEE STOCK OPTIONS

As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005 and 2004:

                                                   Three Months Ended,
                                                       March 31,
                                                  2005             2004
                                            -------------    -------------
Net loss applicable to
common stockholders as reported             $  (2,011,864)   $  (1,629,516)

Add: Stock-based employee compensation
      expense included in reported
      net loss, net of related
      tax effects                                   3,500                -

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                (213,009)        (278,683)
                                            -------------    -------------

Pro forma net loss                          $  (2,221,373)   $  (1,908,199)
                                            =============    =============
Net loss per share applicable to
common stockholders, basic and diluted
      as reported                           $       (0.11)   $       (0.10)
                                            =============    =============
Pro forma net loss per share,
            basic and diluted               $       (0.12)   $       (0.12)
                                            =============    =============

The fair value of employee stock options at the date of grant was estimated using the Black-Scholes option pricing method with the following weighted-average assumptions:


                Expected Life (Years)                 3.28
                Interest Rate                         3.48%
                Annual Rate of Dividends                --%
                Volatility                              82%

The weighted average fair value of options at the date of grant using the fair value-based method is estimated at $1.00.

From January 1 through March 31, 2005, in conjunction with their employment agreements, seven new Company employees received options to purchase a total of up to 315,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan (the "2000 Equity Incentive Plan") . The options vest over a two or three-year period from the date of grant and are exercisable at exercise prices ranging from $0.89 to $1.24 per share (based on the closing market price of the Company's common stock on the employees respective dates of hire).

On February 14, 2005 the Company granted to a consultant a non-qualified option under the 2000 Equity Incentive Plan to purchase 25,000 shares of Common Stock at an exercise price of $0.89 per share. The option was fully vested upon the date of grant. The $0.89 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the option on the date of grant equaled $10,161. The Company recorded stock-based compensation expense of $10,161 in the accompanying financial statements for the three months ended March 31, 2005 for this transaction.

On February 16, 2005 the Company granted two consultants non-qualified options under the 2000 Equity Incentive Plan to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $0.94 per share vesting over 3 years. The $0.94 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $27,440 and is being amortized over the 3-year vesting period. Amortization expense for the three months ended March 31, 2005 was $2,286.

NOTE 4 - LOSS PER SHARE

Basic loss per share ("EPS") is computed by dividing net loss applicable to common shares by the weighted-average of common shares outstanding during the period.

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares issuable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive.

Common stock equivalents have been excluded from the weighted-average shares for the three months ended March 31, 2005 and 2004, as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 5,388,642 and 4,088,642 shares of Common Stock were outstanding at March 31, 2005 and 2004, respectively. Potentially dilutive warrants to purchase 8,861,506 and 2,165,000 shares of Common Stock were outstanding at March 31, 2005 and 2004, respectively. In addition, there were 23,854 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 3,180,533 shares of Common Stock at March 31, 2005.

NOTE 5 - STOCK ISSUANCES

During February and March 2005, 28,646 shares of Series A Convertible Preferred

Stock representing approximately $2.9 million in stated value were converted into approximately 3.82 million shares of Common Stock at a per share conversion price of $0.75.

During March 2005, warrants to purchase 251,827 shares of Common Stock were exercised resulting in aggregate net cash proceeds to the Company of approximately $189,000.

NOTE 6 - PRODUCT ENHANCEMENT

The Company and Lucent Technologies, Inc. ("Lucent") are parties to a Development and Licensing Agreement effective as of January 2004. In April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add to the Company's product line additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of March 31, 2005, the Company has remitted $698,000 to Lucent for this development work. In April 2005, an additional $140,000 of the remaining balance of $170,000 was remitted. Remaining amounts are payable upon delivery.

In May 2005, the Company and Lucent entered into an additional supplementary development agreement to add additional product features and upgrades to the QoStream product line. (See Note 8 Subsequent Events).

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On February 9, 2005, the Company entered into a lease for office facilities at 2 Corbett Way, Eatontown, New Jersey, 07724, to which it expects to relocate in May 2005. The new facilities will be comprised of approximately 7,500 square feet. The lease term will begin upon our relocation to the new facilities and will be for a term of approximately five years. Monthly payments under the lease will vary as follows: for the first lease year, monthly payments of approximately $10,000 (after giving effect to agreed upon rent credits for such year) ; for the second lease year, monthly payments of approximately $14,000; for the third lease year, monthly payments of approximately $14,500; for the fourth lease year, monthly payments of approximately $14,700; and for the fifth lease year, monthly payments of approximately $14,900. In connection with the lease agreement the Company paid a security deposit of approximately $26,000.

During the three months ended March 31, 2005 the Company incurred rent expense of $50,813 for its current facilities. The Company had no rent expense for the three months ended March 31, 2004.

In August 2004, the Company secured a $6 million equity line commitment on which it can draw from time to time during a 24 month period following the effectiveness of a registration statement relating thereto, subject to certain conditions. The Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series B Preferred Stock (but no later than the 120th day after such date) discussed below in Note 8 (Subsequent Events). The equity line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 under the equity line during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the equity line. No assurance can be provided that the equity line will in fact ever become available for use by the Company.

NOTE 8 - SUBSEQUENT EVENTS

SHORT-TERM BRIDGE LOAN

On April 5, 2005 the Company entered into a Bridge Loan Agreement ("Loan Agreement") with a private investor (the "Lender") pursuant to which the Lender advanced a loan to the Company in the principal amount of $1,500,000 (the "Bridge Loan"). Pursuant to the Loan

Agreement, the Company issued to the Lender a convertible promissory note in the principal amount of $1,500,000. To secure the Company's obligations under the Loan Agreement, the Company granted to the Lender a security interest in substantially all of its assets, including without limitation, its intellectual property, under the terms and conditions of a Security Agreement dated as of the date of the Loan Agreement, which security interest, by its terms, is released upon payment or other satisfaction of the outstanding amounts. The Company received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. The outstanding principal amount of the Bridge Loan and interest accrued thereon was repaid by the Company on April 26, 2005 from the proceeds of the 2005 Private Placement discussed below. In connection with the Bridge Loan, the Company also issued to the Lender a five-year warrant (the "Bridge Warrant") to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.50. Upon the closing of the 2005 Private Placement, the per share exercise price of the Bridge Warrant was adjusted to $1.50, in accordance with the terms of the Loan Agreement.

PRIVATE PLACEMENT

On April 26, 2005 the Company completed a private placement to certain individual and institutional investors of 60,000 shares of its newly designated Series B 8% Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock"), for gross proceeds of $6 million. Thereafter, on May 9, 2005, the Company sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement in April 2005 the "2005 Private Placement"). Each Share of the Series B Preferred Stock has a stated value of $100 and, commencing on the earlier of (i) 65th day following the issuance thereof or (ii) the effective date of the Registration Statement (as defined below), is convertible into shares of Common Stock at an initial conversion rate of $1.01 per share, subject to adjustment. In connection with the issuance of the Series B Preferred Stock, the Company issued to the investors five-year warrants (the "Investor Warrants") to purchase, in the aggregate, up to approximately 3,844,062 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment. At the closing of the 2005 Private Placement, the Company received aggregate net proceeds of approximately $1,707,500, after payment of offering related expenses, repayment of the outstanding principal and accrued interest on the Bridge Loan and the deposit of $3,882,500 into the Security Escrow Account discussed below.

Dividends on the Series B Preferred Stock accrue at the rate of 8% per annum and are payable bi-annually, with the first scheduled dividend payment date being December 31, 2005, and on conversion. When due, dividends may be paid, at the option of the Company, either in cash or in shares of Common Stock at a specified rate. If not converted earlier, the Series B Preferred Stock will automatically convert on the fifth anniversary of issuance into shares of Common Stock at the conversion price then in effect.

Holders of the Investor Warrants are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

Of the amount raised from the 2005 Private Placement, $3,882,500 was deposited into a security escrow account (the "Security Escrow Account"), pending the approval by the Company's stockholders of an increase in the number of shares of Common Stock that the Company is authorized to issue (the "Authorized Share Increase"). The annual meeting is currently scheduled to be held on or about June 9, 2005. If the Company's stockholders do not approve the Authorized Share Increase, the amount deposited in escrow will be returned to the investors against cancellation of 50% of the Series B Preferred Stock and 50% of the Investor Warrants, and until the first anniversary of the closing the Company will need to obtain the consent of a majority in interest of the outstanding Series B Preferred Stock before it can conclude another financing.

The Company has undertaken to file within 60 days of the first closing of the 2005 Private Placement a registration statement covering the Common Stock issuable upon conversion of the Series B Preferred Stock, the Investor Warrants and the Placement Agent Warrants referred to below.

In connection with the placement of the Series B Preferred Stock, the Company issued to a placement agent (and its designees) two warrants (the "Placement Agent Warrants") to purchase Common Stock, each having an expiration date of approximately five years from the closing. One Placement Agent Warrant entitles the holder to purchase up to the number of shares equal to 10% of the shares issuable at closing upon conversion of the Series B Preferred Stock at an initial exercise price of $1.01 per share. The other Placement Agent Warrant entitles the holder to purchase up to 10% of the shares issuable upon exercise of the Investor Warrants at an initial exercise price of $1.50 per share. If, however, the Authorized Share Increase is not approved, then half of each of the Placement Agent Warrants will be cancelled. Except as noted above, the Placement Agent Warrants are otherwise exercisable on substantially the same terms and conditions as the Investor Warrants, including without limitation, expiration date, potential adjustments and cashless exercise rights. In addition, at the closing the Company also paid to the placement agent fees totaling 8% of the gross proceeds.

PRODUCT ENHANCEMENT

In May 2005, the Company and Lucent entered into a supplementary development agreement to add additional product features and developments to the Company's product line in consideration of total payments by the Company of approximately $1,100,000. Payment is due upon delivery of the features at specified times. The development work is scheduled to continue through June 2005.

PREFERRED STOCK CONVERSION

In April and May 2005, approximately $227,490 in stated value of the Series A Preferred Stock have been converted into 303,318 shares of the Company's Common Stock at a per share conversion price of $0.75.

ITEM 2. PLAN OF OPERATION

OVERVIEW

Amedia Networks, Inc. (the "Company") is a development stage company that designs, develops and markets next generation technology-based broadband access solutions for voice, video and data services, focusing on fiber-based and Ethernet-based solutions. The Company's initial products are designed to deliver "triple play" (voice, video and data) broadband communication. These products are designed for placement at various points in the network infrastructure layout. The Company is marketing its initial products to communications carriers, municipal authorities and communication equipment companies.

The Company is a development stage company that has generated significant operating losses since its inception in August 1994, which primarily relate to copy protection business in which the Company was previously engaged. The Company has been engaged in the broadband access communication business since only March 2004. From its inception in August 1994 through October 2002, the Company was engaged in the copy protection business under the name "TTR Technologies, Inc." As a development stage company, the Company has a limited operating history upon which an evaluation of its prospects can be made. Its prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

PLAN OF OPERATIONS

The Company's initial products are ready for FTTP deployment and are inter-operable with most installed FTTP communications networks and equipment.

The Company's initial products are being marketed under the name "QoStream(TM)" and are comprised of the following:

     o QOSTREAM(TM) PG1000: a premises gateway product that resides with the subscriber and is designed to perform data, telephony, video and local Ethernet switching functions (the "QoStream PG1000"). The premises gateway can be situated indoors and outdoors (in a hardened configuration), and is the device that subscribers connect to for their voice, data, and video services.

     o QOSTREAM AS5000 AGGREGATOR SWITCH: a distributed Ethernet switch designed to route data to and from the premises gateways at distances of up to 40km away (the "QoStream AG5000"). This switch is very compact, and can be located outside in a cabinet or on a telephone pole (in a "hardened" configuration which does not require any environmental conditioning) or can reside inside a building.

     o QOSTREAM(TM) DIRECTOR: a web-based Network Management System that provides complete operations capability for remotely managing the QoStream product line from a Network Operations Center (NOC). The QoStream Director employs the industry standard Simple Network Management Protocol (SNMP) for communicating with the PG1000 and the AS5000 Network Elements and utilizes standard Management Information Base (MIB) as well as Enterprise-specific MIBs for managing the various capabilities of the system. The QoStream Director provides a complete suite of management capabilities that consists of Fault, Configuration, Accounting, Performance and Security (FCAPS) management as well as topology

The Company anticipates that it will be expanding products applications to encompass sophisticated business applications and other in-house wiring, including copper networks. Accordingly, the Company anticipates that it will be significantly increasing its investment in research and development efforts and marketing.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

SALES AND COSTS OF GOODS SOLD. The Company recorded unit sales from its current QoStream product line for the first time during the quarter ended March 31, 2005 in the amount of $2,650. The sales were from the QoStream PG1000 product and were sold at a discount to a customer due to the necessity of further testing and evaluation. Accordingly, cost of goods sold in the amount of $3,141 exceeded sales resulting in negative gross profit. No revenues or cost of goods were recorded for the quarter ended March 31, 2004. The Company's business involves the development of new broadband access products with no significant market penetration. The Company cannot predict when or to what extent its initial product line or future extended applications will begin to produce significant revenues, or whether the Company will ever reach profitability. The Company expects to operate at a loss through at least December 31, 2005.

The Company believes that it will eventually be able to generate significant revenues from the sale or license of its broadband access products. The Company presently has no significant revenue generating agreements respecting any of its products.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties. Currently, we have 16 employees engaged in undertaking product design and testing.

For the quarters ended March 31, 2005 and 2004, the Company's research and development expenses were $1,057,734 and $1,250,000, respectively. The decrease in the amount incurred during the quarter ended March 31, 2005 as compared to the corresponding quarter in 2004 was primarily attributable to a reduction in amounts paid to Lucent in respect of development work on the Company's QoStream Products.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution. Sales and marketing expenses for the quarters ended March 31, 2005 and 2004 were $441,480 and $0, respectively. The increase in the quarter ended March 31, 2005 as compared to the corresponding quarter in 2004 is primarily attributable to the hiring of additional marketing and sales personnel with respect to the QoStream products.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting and other services. We expect that our general and administrative expenses will increase as we continue to add personnel to support our marketing efforts with respect to our initial product line and expand the feature options to these products. General and administrative expenses for the quarters ended March 31, 2005 and 2004 were $418,186 and $385,123, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From its inception, the Company has financed its operations through the issuance of its securities and from the sale of its copy protection business in May 2003.

As of March 31, 2005, the Company had approximately $650,000 in available cash resources, representing a decrease of approximately $1.6 million from the cash resources available as of December 31, 2004. As discussed below, in April and May of 2005, the Company raised net proceeds of $7.09 million from the private placement of its securities, of which approximately $3.8 million will become available to the Company only following the approval by the Company's stockholders of the Authorized Share Increase.

Net cash used during the three months ended March 31, 2005 consisted of operating activities of approximately $1.3 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $300,000, as well as payments for preferred stock dividends of approximately $166,000.

On April 5, 2005 the Company entered into a Bridge Loan Agreement with a private investor pursuant to which the lender advanced a loan to the Company in the principal amount of $1,500,000. The Company received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. The outstanding principal amount and accrued interest were repaid by the Company on April 26, 2005 from the proceeds of the 2005 Private Placement discussed below.

On April 26, 2005 the Company completed a Private Placement to certain individual and institutional investors of 60,000 shares of its newly designated Series B 8% Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, the Company sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement in April 2005 the "2005 Private Placement"). The Company has received aggregate net proceeds of approximately $1,707,500 from the closings of the 2005 Private Placement,, following repayment of the outstanding principal and accrued interest on the bridge loan referred to above and payment of offering related expenses. Of the amount raised, $3,882,500 has been deposited into a security escrow account, pending the approval by the Company's stockholders of an increase in the number of shares of Common Stock that the Company is authorized to issue (the "Authorized Share Increase"). The annual meeting is currently scheduled to be held on or about June 9, 2005. If the Company's stockholders do not approve the Authorized Share Increase, the amount deposited in escrow will be returned to the investors against cancellation of 50% of the Series B Preferred Stock.

In August 2004, the Company secured a $6 million equity line commitment on which it can draw from time to time during a 24 month period following the effectiveness of a registration statement relating thereto, subject to certain conditions. The Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series B Preferred Stock (but no later than the 120th day after such date). The equity line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the equity line. No assurance can be provided that the equity line will in fact ever become available for use by the Company.

The Company believes that its existing cash resources, as well as the amounts that will become available to it following (and assuming) the approval of the Authorized Share Increase, will be sufficient to support additional product upgrades and enhancements to and the commercial introduction and deployment of the initial QoStream products and enable the Company to maintain operations and meet its obligations as they come due during the current fiscal year. However, such resources may not be sufficient to support new product development or unforeseen contingencies. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. However, if the warrants issued to the purchasers of the Series A Convertible Preferred Stock (which were sold in August 2004, have per share exercise prices $1.50 and $2.50 per share and, in respect of which there is currently an effective registration statement) are exercised for cash in net amounts sufficient to support its needs, the Company may be able to satisfy any new product development expenditures or unforeseen contingencies without raising additional capital. However, no assurance can be provided, though, that these warrants will in fact be exercised in amounts sufficient for the Company's needs.

The notes to condensed consolidated financial statements accompanying this report for the three months ended March 31, 2005, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital.

ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . The Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended March 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on the Company's business.

ITEM 2. CHANGE IN SECURITIES

SALE OF UNREGISTERED SECURITIES

There were no issuances for sale of any unregistered securities by the Company during the three months ended March 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Lease dated February 9, 2005 between 2 Corbett Way, LLC and Amedia Networks, Inc.

31 Certification of Chief Executive and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act

32 Certification of Chief Executive and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(b) Reports on form 8-K

The Company amended on January 14, 2005 its current report on Form 8-K that it previously filed on December 23, 2004, to correct a clerical error in the originally filed report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMEDIA NETWORKS, INC.


DATE: MAY 16, 2005                         BY /S/ FRANK GALUPPO
                                           FRANK GALUPPO,
                                           CHIEF EXECUTIVE AND PRINCIPAL
                                           FINANCIAL AND ACCOUNTING OFFICER