Form 10QSB
period 2005-06-30
AMEDIA NETWORKS, INC.
filed 2005-08-15
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

        /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005; or

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


                   2 CORBETT WAY, EATONTOWN, NEW JERSEY 07724
               (Address of principal executive offices) (Zip Code)

                                  732-440-1992
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        The number of shares outstanding of the registrant's Common Stock as of August 12, 2005, is 20,953,698 shares.

        Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)


                                      Index

Forward Looking Statements                                                  (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet as of
          June 30, 2005 (unaudited)                                           1

        Condensed Consolidated Statements of Operations
          for the six and three months ended June 30, 2005 and 2004
          and from Inception (July 14, 1994) to June 30, 2005
          (unaudited)                                                         2

        Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 2005 and 2004
          and from Inception (July 14, 1994) to June 30, 2005
          (unaudited)                                                         3

Notes to the Condensed Consolidated Financial Statements (unaudited)          4

Item 2. Management's Discussion and Analysis or Plan of Operation            13

Item 3. Controls and Procedures                                              17

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    17

Item 2. Changes in Securities                                                18

Item 3. Defaults upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    19

Item 6. Exhibits and Reports on Form 8-K                                     19

Signatures                                                                   21

Exhibits                                                                     22


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


                                      (ii)

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2005


                                     ASSETS
Current assets
      Cash and cash equivalents                                 $     4,349,748
      Inventories                                                       206,812
      Prepaid expenses and other current assets                         345,817
                                                                ----------------

      Total current assets                                            4,902,377
                                                                ----------------

Property and equipment - net                                            588,925
                                                                ----------------

Other assets
      Intangible asset                                                  436,010
      Security deposit                                                   26,099
                                                                ----------------

      Total other assets                                                462,109
                                                                ----------------

         Total assets                                           $     5,953,411
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
      Accounts payable                                          $       617,615
      Accrued expenses                                                  352,918
      Dividends payable                                                 108,771
      Current portion of capital leases                                   4,795
                                                                ----------------

      Total current liabilities                                       1,084,099
                                                                ----------------

Long-term liabilities
      Capital leases, less current maturities                            14,791
                                                                ----------------

         Total liabilites                                             1,098,890
                                                                ----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 21,403 issued and outstanding
   ($2,140,300 liquidation preference)                                       21
   Series B convertible preferred stock,
   85,000 shares authorized; 77,650 issued and outstanding
   ($7,765,000 liquidation preference)                                       78
Common stock, $.001 par value;
   75,000,000 shares authorized; 20,949,709
   issued and outstanding                                                20,950
Additional paid-in capital                                           57,918,997
Deficit accumulated during the development stage                    (52,723,236)
Deferred offering costs                                                (267,404)
Deferred compensation                                                   (94,885)
                                                                ----------------

      Total stockholders' equity                                      4,854,521
                                                                ----------------

         Total liabilities and stockholders' equity             $     5,953,411
                                                                ================


            See Notes to Condensed Consolidated Financial Statements.


                                              AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)


                                                                                        From
                                                                                      Inception
                                                             Six Months               (July 14,              Three Months
                                                                Ended                 1994) to                  Ended
                                                              June 30,                June 30,                 June 30,
                                                        2005            2004            2005             2005           2004
                                                        ----            ----            ----             ----           ----
Sales                                               $       5,248   $           -  $         5,248   $      2,598   $           -
                                                    --------------  -------------- ----------------  -------------  --------------

Cost of goods sold                                          5,846               -            5,846          2,705               -
                                                    --------------  -------------- ----------------  -------------  --------------

Gross loss                                                   (598)              -             (598)          (107)              -
                                                    --------------  -------------- ----------------  -------------  --------------

Expenses
     Research and development (1)                       2,054,175       1,561,411       10,981,001        996,441         311,411
     Sales and marketing (1)                            1,078,540         108,617        6,041,310        637,060         108,617
     General and administrative (1)                       903,307         795,556       15,686,456        485,121         410,433
     Stock-based compensation                              41,555          65,010       11,533,115         16,029          65,010
     Bad debt expense                                           -               -          161,000              -               -
                                                    --------------  -------------- ----------------  -------------  --------------
Total expenses                                          4,077,577       2,530,594       44,402,882      2,134,651         895,471
                                                    --------------  -------------- ----------------  -------------  --------------

Operating loss                                         (4,078,175)     (2,530,594)     (44,403,480)    (2,134,758)       (895,471)
                                                    --------------  -------------- ----------------  -------------  --------------

Other (income) expense
     Legal settlement                                           -               -          565,833              -               -
     Late filing penalty on preferred stock registration        -               -          199,500              -               -
     Realized gain of foreign currency translation              -               -          (81,007)             -               -
     Loss on investment                                         -               -           17,000              -               -
     Other income                                               -               -          (75,000)             -               -
     Net losses of affiliate                                    -               -        1,196,656              -               -
     Impairment loss on investment in affiliate                 -               -          748,690              -               -
     Revenue from copy protection business                      -               -         (125,724)             -               -
     Gain on sale of copy protection business                   -               -       (5,708,328)             -               -
     Gain on sale of investment in affiliate                    -               -          (40,000)             -               -
     Loss on disposition of fixed assets                    1,692               -           30,873              -               -
     Amortization of deferred financing costs                   -               -        4,516,775              -               -
     Interest income                                      (19,354)         (8,766)        (968,083)       (14,921)         (3,159)
     Interest expense                                     260,315               -        2,226,462        260,315               -
                                                    --------------  -------------- ----------------  -------------  --------------

Total other (income) expense                              242,653          (8,766)       2,503,647        245,394          (3,159)
                                                    --------------  -------------- ----------------  -------------  --------------

Net loss                                            $  (4,320,828)  $  (2,521,828) $   (46,907,127)  $ (2,380,152)  $    (892,312)
                                                    ==============  ============== ================  =============  ==============

Deemed dividend on convertible preferred stock          2,943,272               -        5,438,025      2,943,272               -
Dividend on convertible preferred stock                   233,098               -          378,084        161,910               -
                                                    --------------  -------------- ----------------  -------------  --------------

Net loss applicable to common stockholders          $  (7,497,198)  $  (2,521,828) $   (52,723,236)  $ (5,485,334)  $    (892,312)
                                                    ==============  ============== ================  =============  ==============

Per share data:
     Basic and diluted                              $       (0.39)  $       (0.15)                   $      (0.26)  $       (0.05)
                                                    ==============  ==============                   =============  ==============

Weighted average number
    of common shares used in
    basic and diluted loss per share                   19,386,647      16,440,630                      20,758,670      16,440,630
                                                    ==============  ==============                   =============  ==============

(1) Excludes non-cash,  stock-based compensation expense as follows:

     Research and development                       $       9,287   $           -  $       465,526   $      4,644   $           -
     Sales and marketing                                        -               -        5,336,558              -               -
     General and administrative                            32,268          65,010        5,731,031         11,385          65,010
                                                    --------------  -------------- ----------------  -------------  --------------

                                                    $      41,555   $      65,010  $    11,533,115   $     16,029   $      65,010
                                                    ==============  ============== ================  =============  ==============


                                     See Notes to Condensed Consolidated Financial Statements.

                                                                 2


                                            AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                                                                      From
                                                                                       Six Months                   Inception
                                                                                         Ended                   (July 14, 1994)
                                                                                        June 30,                   to June 30,
                                                                                 2005              2004               2005
                                                                                 ----              ----               ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $   (4,320,828)   $   (2,521,828)   $   (46,907,127)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                                                41,829             1,488          1,005,094
      Forgiveness of note receivable, officer                                          -                 -             100,000
      Loss from disposition of fixed assets                                         1,692                -             197,065
      Bad debt expense                                                                 -                 -             161,000
      Amortization of note discount and finance costs                             104,985                -           4,771,210
      Foreign currency translation adjustment and realized gain                        -                 -             (82,535)
      Beneficial conversion feature of convertible debt                                -                 -             572,505
      Stock, warrants and options issued for services and legal settlement         41,555            65,010         11,706,076
      Payment of common stock issued with guaranteed selling price                     -                 -            (155,344)
      Net losses of affiliate                                                          -                 -           1,196,656
      Impairment loss on investment in affiliate                                       -                 -             748,690
      Gain on sale of Copy Protection Business                                         -                 -          (5,708,328)
      Gain on sale of investment in affiliate                                          -                 -             (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                            -                 -                 554
        Inventories                                                              (206,812)               -            (206,812)
        Prepaid expenses and other current assets                                (215,616)           58,651           (375,475)
        Other assets                                                              (26,099)               -             (26,099)
        Accounts payable                                                          350,743            59,808             70,421
        Accrued expenses                                                           93,935             5,571          1,434,556
        Accrued severance pay                                                          -            (64,734)          (122,363)
        Interest payable                                                               -                 -             251,019
                                                                           ---------------   ---------------   ----------------

      Net cash used by operating activities                                    (4,134,616)       (2,396,034)       (31,409,237)
                                                                           ---------------   ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                 -                 -              68,594
   Purchases of property and equipment                                           (480,270)          (22,153)        (1,642,655)
   Intangible asset                                                              (436,010)               -            (436,010)
   Proceeds from sale of Copy Protection Business                                      -                 -           5,050,000
   Proceeds from sale of investment in affiliate                                       -                 -              40,000
   Investment in ComSign, Ltd.                                                         -                 -          (2,000,000)
   Increase in note receivable, officer                                                -                 -            (100,000)
   Increase in note receivable                                                         -                 -            (130,000)
   Increase in organization costs                                                      -                 -              (7,680)
                                                                           ---------------   ---------------   ----------------

      Net cash (used in) provided by investing activities                        (916,280)          (22,153)           842,249
                                                                           ---------------   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of convertible preferred stock                    7,084,170                -          11,726,600
   Proceeds from exercise of warrants                                             189,230                -             189,230
   Proceeds from issuance of common stock                                               -                -          21,177,354
   Stock offering costs                                                                -                 -            (475,664)
   Deferred financing costs                                                            -                 -            (682,312)
   Proceeds from short-term borrowings                                                 -                 -           1,356,155
   Proceeds from capital lease obligations                                         19,586                -              19,586
   Proceeds from long-term debt                                                        -                 -           2,751,825
   Proceeds from convertible debentures                                                -                 -           2,000,000
   Repayment of short-term borrowings                                                  -                 -          (1,357,082)
   Repayments of long-term debt                                                        -                 -          (1,615,825)
   Dividends paid to preferred stockholders                                      (167,719)               -            (167,719)
                                                                           ---------------   ---------------   ----------------

      Net cash provided by financing activities                                 7,125,267                -          34,922,148
                                                                           ---------------   ---------------   ----------------

Effect of exchange rate changes on cash                                                -                 -              (5,412)
                                                                           ---------------   ---------------   ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,074,371        (2,418,187)         4,349,748

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,275,377         3,031,090                 -
                                                                           ---------------   ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    4,349,748    $      612,903    $     4,349,748
                                                                           ===============   ===============   ================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the periods for:
        Interest                                                           $        5,178    $           -     $         5,178
                                                                           ===============   ===============   ================

      Non-cash investing and financing activities:

        Deemed dividend in connection with sale
          of convertible preferred stock                                   $    2,943,272    $           -     $     5,438,025
                                                                           ===============   ===============   ================
        Common stock dividend on Series A convertible preferred stock      $      101,593    $           -     $       101,593
                                                                           ===============   ===============   ================


                                    See Notes to Condensed Consolidated Financial Statements.

                                                                3

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The core technologies underlying the Company's initial Fiber-to-the-Premises
(FTTP) products have been co-developed with Lucent Technologies, Inc. ("Lucent"). The Company and Lucent have entered into a Development and Licensing Agreement dated as of January 6, 2004 (the "Development and Licensing Agreement") relating to the development by Lucent and licensing to the Company of specified core technologies. The Company's FTTP product line utilizes Lucent owned technologies and solutions as well as technologies and solutions developed jointly by the Company and Lucent. Under the Development and Licensing Agreement, Lucent has granted to Amedia a worldwide and perpetual non-exclusive license to manufacture, develop and sell products designed to deliver broadband based access solutions utilizing the Lucent owned technologies and related patents.

The Company has been engaged in the broadband access communications business since March 2004. From its inception in 1994 through May 2003, Amedia was primarily engaged in the business of designing and developing technologies that provide copy protection for electronic content distributed on optical media and the Internet under the name of "TTR Technologies, Inc." In May 2003, the Company sold its copy protection business. In May 2004, the Company changed its name to "Amedia Networks, Inc."

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $52,723,236 since its inception, and as of June 30, 2005, has working capital of $3,818,278 and stockholders' equity of $4,854,521. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or to secure funding sufficient to provide for the working capital needs of its business. There is no assurance that the Company will generate revenue or raise the funds that it needs to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

During April and May 2005, the Company raised net proceeds of approximately $7.09 million through the private placement to individual and institutional investors of the Company's equity securities. The Company's financing transactions in April and May 2005 are discussed in further detail in Note 5 (Equity Raise).

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at June 30, 2005, and its results of operations and cash flows for the six months ended June 30, 2005 not misleading. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR LTD., which has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company receives revenue from the sale of its QoStream product line which is comprised of hardware and software as well as related hardware. Revenue is recognized on product sales when there exists persuasive evidence of an arrangement pursuant to which units are shipped, the fee is fixed and determinable and collectibilty is probable. During the six months ended June 30, 2005 the Company recorded $5,248 from unit sales and related hardware.

INVENTORY

Inventory includes costs for materials and finished product which is stated at the lower of cost or market. As of June 30, 2005 any items relieved from inventory have been determined under the specific identification method. During the six months ended June 30, 2005 the Company had inventories of $206,812.

INTANGIBLE ASSET

During the six months ended June 30, 2005 the Company capitalized $436,010 of internally developed software product costs based on reaching a high level design stage and achieving technical feasibility with regards to a certain product as defined in SFAS No. 86. Such software production costs are to be amortized over the expected beneficial life once the general release stage of the product is reached.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the six months ended June 30, 2005 and 2004 were $2,054,175 and $1,561,411, respectively.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the six and three months ended June 30, 2005 and 2004:


                                                   Six Months Ended,             Three Months Ended,
                                                       June 30,                       June 30,
                                                2005             2004            2005              2004
                                            -------------    -------------   -------------    -------------
Net loss applicable to
common stockholders as reported             $  (7,497,198)   $  (2,521,828)  $  (5,485,334)   $    (892,312)

Add: Stock-based employee compensation
      expense included in reported
      net loss, net of related
      tax effects                                   7,000            4,261           3,500            4,261

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                (356,360)        (464,722)       (143,351)        (186,039)
                                            -------------    -------------   -------------    -------------

Pro forma net loss                          $  (7,846,558)   $  (2,982,289)  $  (5,625,185)   $  (1,074,090)
                                            =============    =============   =============    =============
Net loss per share applicable to
common stockholders, basic and diluted
      as reported                           $       (0.39)   $       (0.15)  $       (0.26)   $       (0.05)
                                            =============    =============   =============    =============
Pro forma net loss per share,
            basic and diluted               $       (0.40)   $       (0.18)  $       (0.27)   $       (0.07)
                                            =============    =============   =============    =============

The fair value of employee stock options at the date of grant was estimated using the Black-Scholes option pricing method with the following weighted-average assumptions:

                Expected Life (Years)                 3.43
                Interest Rate                         3.65%
                Annual Rate of Dividends                --%
                Volatility                              76%

The weighted average fair value of options at the date of grant using the fair value-based method is estimated at $0.56 .

From January 1 through March 31, 2005, in conjunction with their employment agreements, seven new Company employees received options to purchase a total of up to 315,000 shares of the Company's common stock ("Common Stock") under the Company's 2000 Equity Incentive Plan (the "2000 Equity Incentive Plan"). The options vest over a two or three-year period from the date of grant and are exercisable at exercise prices ranging from $0.89 to $1.24 per share (based on the closing market price of the Common Stock on the employees respective dates of hire).

On February 14, 2005 the Company granted to a consultant a non-qualified option under the 2000 Equity Incentive Plan to purchase up to 25,000 shares of Common Stock at an exercise price of $0.89 per share. The option was fully vested upon the date of grant. The $0.89 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the option on the date of grant equaled $10,161. The Company recorded stock-based compensation expense of $10,161 in the accompanying financial statements for the six months ended June 30, 2005 for this transaction.

On February 16, 2005 the Company granted to two consultants non-qualified options under the 2000 Equity Incentive Plan to purchase an aggregate of up to 50,000 shares of Common Stock at an exercise price of $0.94 per share vesting over 3 years. The $0.94 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $27,440 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $4,573 in the accompanying financial statements for the six months ended June 30, 2005 for this transaction.

From April 1 through June 30, 2005, in conjunction with their employment agreements, six new Company employees received options to purchase a total of up to 285,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a two or three-year period from the date of grant and are exercisable at exercise prices ranging from $1.02 to $1.25 per share (based on the closing market price of the Common Stock on the employees respective dates of hire).

On May 23, 2005, pursuant to an employment agreement (See Note 9 Employment Agreement) the Company's new Chief Financial Officer received options to purchase a total of up to 300,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $1.05 per share (based on the closing market price of the Company's common stock on the respective date of hire).

On May 25, 2005 the Company granted to a member of its advisory board, on the one-year anniversary of service, a non-qualified option under the 2000 Equity Incentive Plan to purchase up to 10,000 shares of Common Stock at an exercise price of $0.98 per share. The option vests over a two-year period from the date of grant. The $0.98 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the option on the date of grant equaled $5,310. The Company recorded stock-based compensation expense of $664 in the accompanying financial statements for the six months ended June 30, 2005 for this transaction.

On June 9, 2005, the Company awarded six employees options to purchase a total of up to 319,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $.92 per share (based on the closing market price of the Common Stock on the date of grant).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon the adoption of this pronouncement the Company expects to record additional stock compensation expense.

EITF Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

NOTE 4 - LOSS PER SHARE

Basic loss per share ("EPS") is computed by dividing net loss applicable to common shares by the weighted-average of common shares outstanding during the period.

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares assumable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive.

Common stock equivalents have been excluded from the weighted-average shares for the six and three months ended June 30, 2005 and 2004 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 6,302,642 and 4,393,642 shares of Common Stock were outstanding at June 30, 2005 and 2004, respectively. Potentially dilutive warrants to purchase 13,728,786 and 2,265,000 shares of Common Stock were outstanding at June 30, 2005 and 2004, respectively. In addition, there were 21,403 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 2,853,733 shares of Common Stock at June 30, 2005. In addition, 77,650 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share, were outstanding and potentially convertible into 7,688,119 shares of Common Stock at June 30, 2005.

NOTE 5 - EQUITY RAISE

On April 26, 2005 the Company completed a private placement to certain individual and institutional investors of 60,000 shares of Series B 8% Convertible Preferred Stock par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, the Company sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement in April 2005 the "2005 Private Placement"). Each share of Series B Preferred Stock has a stated value of $100 and, commencing on the earlier of (i) 65th day following the issuance thereof or (ii) the effective date of the Registration Statement (as defined below), is convertible into shares of Common Stock at an initial conversion rate of

$1.01 per share, subject to adjustment. The rights and preferences of the Series B Preferred Stock are set forth in a Certificate of Designations of Rights and Preferences that Company filed with the Secretary of State of the State of Delaware on April 20, 2005. In connection with the issuance of the Series B Preferred Stock, the Company issued to the investors five-year warrants (the "Investor Warrants") to purchase, in the aggregate, up to approximately 3,844,062 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment.

The Company received aggregate net proceeds of approximately $5,590,000, after payment of offering related expenses, repayment of the outstanding principal and accrued interest on the Bridge Loan (See Note 7 - Note Payable). The 2005 Private Placement resulted in a beneficial conversion feature of $3,076,104 for which the Company recorded a deemed dividend of $2,943,272 for the six months ended June 30, 2005. The remaining unaccreted deemed dividend of $132,832 will be recorded during the third quarter of 2005 when certain Series B Preferred shares becomes convertible.

Dividends on the Series B Preferred Stock accrue at the rate of 8% per annum and are payable bi-annually, with the first scheduled dividend payment date being December 31, 2005, and on conversion. When due, dividends may be paid, at the option of the Company, either in cash or in shares of Common Stock at a specified rate. If not converted earlier, the Series B Preferred Stock will automatically convert on the fifth anniversary of issuance into shares of Common Stock at the conversion price then in effect. The Company recorded an accrual for the preferred stock dividend payable of $105,209 and a corresponding charge to net loss applicable to common stockholders for the six months ended June 30, 2005.

Holders of the Investor Warrants are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if the Registration Statement is not in effect at the time of exercise.

In connection with the 2005 Private Placement, the Company agreed to file within 60 days of the first closing of the 2005 Private Placement a registration statement covering the Common Stock issuable upon conversion of the Series B Preferred Stock, the Investor Warrants and the Placement Agent Warrants referred to below. In satisfaction of such obligation, on July 1, 2005 the Company filed a registration statement on Form S-2 covering the Common Stock issuable upon conversion of the Series B Preferred Stock, the Investor Warrants and the Placement Agent Warrants.

In connection with the placement of the Series B Preferred Stock, the Company issued to a placement agent warrants (the "Placement Agent Warrants") to purchase up to 1,153,220 shares of Common Stock, pursuant to which (i) 768,814 shares are issuable at a per share exercise price of $1.01 and (ii) 384,406 shares are issuable at a per share exercise price of $1.50. The Placement Agent Warrants have an expiration date of approximately five years from the closing and are exercisable on substantially the same terms and conditions as the Investor Warrants, including without limitation, expiration date, potential adjustments and cashless exercise rights. In addition, at the closing the Company also paid to the placement agent fees totaling 8% of the gross proceeds.

NOTE 6 - STOCKHOLDERS EQUITY

COMMON STOCK

During the six months ended June 30, 2005:

The Company's stockholders voted to increase the authorized number of shares of Common Stock from 50 million to 75 million shares.

The Company issued approximately 4.15 million shares of Common Stock upon the conversion of 31,097 shares of Series A Preferred Stock representing approximately $3.1 million in stated value at a per share conversion price of $0.75.

The Company issued 251,827 shares of Common Stock upon the exercise of stock warrants resulting in proceeds of approximately $189,000.

The Company issued 110,990 shares of Common Stock valued at $101,593 to Series A Preferred Stockholders as dividends. The shares were issued at $0.75 per share which was a discount to the fair market value on the date of issuance.

NOTE 7- NOTE PAYABLE

On April 5, 2005 the Company entered into a Bridge Loan Agreement ("Loan Agreement") with a private investor (the "Lender") pursuant to which the Lender advanced a loan to the Company in the principal amount of $1,500,000 (the "Bridge Loan"). Interest on the Bridge Loan accrued at the rate of 7% per annum. Pursuant to the Loan Agreement, the Company issued to the Lender a convertible promissory note in the principal amount of $1,500,000. To secure the Company's obligations under the Loan Agreement, the Company granted to the Lender a security interest in substantially all of its assets, including without limitation, its intellectual property, under the terms and conditions of a Security Agreement dated as of the date of the Loan Agreement, which security interest, by its terms, is released upon payment or other satisfaction of the outstanding amounts. The Company received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. On April 26, 2005 the Company repaid to the Lender $1,505,178 from the proceeds of the 2005 Private Placement, representing the outstanding principal amount of the Bridge Loan and interest accrued thereon.

In connection with the Bridge Loan, the Company also issued to the Lender a five-year warrant (the "Bridge Warrant") to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.50. Upon the closing of the 2005 Private Placement, the per share exercise price of the Bridge Warrant was adjusted to $1.50, in accordance with the terms of the Loan Agreement. The Company recorded as interest expense $104,985 of amortization note discount in the accompanying financial statements for the six months ended June 30, 2005 for this transaction.

NOTE 8 - PRODUCT ENHANCEMENT

The Company and Lucent Technologies, Inc. ("Lucent") are parties to a Development and Licensing Agreement effective as of January 2004. In April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add to the Company's product line additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of June 30, 2005, the Company has remitted the entire $868,000 to Lucent for this development work.

During May 2005, the Company and Lucent entered into a supplementary development agreement to add additional product features and developments to the Company's product line in consideration of total payments by the Company of approximately $1,100,000. Payment is due upon delivery of the features at specified times. The development work is currently contemplated to continue through fiscal year 2005. As of June 30, 2005, research and development costs incurred in connection with this supplementary development work were $277,000. Amounts are payable upon the satisfaction of milestones specified in the agreement.

NOTE 9 - EMPLOYMENT AGREEMENT

On May 25, 2005, the Company entered into an employment agreement with James D. Gardner pursuant to which Mr. Gardner will serve as the Company's Chief Financial Officer. The agreement has an initial term of one year, provided, that within the first 90 days the Company is entitled to terminate the agreement. After the initial term of one year, the agreement is automatically renewable for two additional one year terms unless either party notifies the other in writing upon at least 45 days prior to the scheduled termination of the initial term or any renewal term that it does not intend to renew the agreement. Mr. Gardner will be paid a monthly salary of $14,583 and was granted options under the Company's 2000 Equity Incentive Plan to purchase 300,000 shares of Common Stock at a per share purchase price of $1.05. The options are to vest over three years on a quarterly basis, provided that if within the first 6 months of employment Mr. Gardner resigns or the agreement is terminated by the Company for cause (as defined in the employment agreement), none of the options vest. The agreement may be terminated by Mr. Gardner for any reason on 60 days written notice to the Company or by the Company immediately for cause. In the event of a termination by the Company for any reason other than cause, the Company shall pay Mr. Gardner (i) if such termination occurs during the initial term of the agreement, an amount equal to 3 months' salary and (ii) if such termination occurs after the initial term, an amount equal to 6 months' salary.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease
-----
On February 9, 2005, the Company entered into a lease for office facilities at 2 Corbett Way, Eatontown, New Jersey, 07724, to which it relocated in May 2005. The new facilities are comprised of approximately 7,500 square feet. The lease term began upon the Company's relocation to the new facilities and will be for a term of approximately five years. Monthly payments under the lease will vary as follows: for the first lease year, monthly payments of approximately $10,000 (after giving effect to agreed upon rent credits for such year); for the second lease year, monthly payments of approximately $14,000; for the third lease year, monthly payments of approximately $14,500; for the fourth lease year, monthly payments of approximately $14,700; and for the fifth lease year, monthly payments of approximately $14,900. In connection with the lease agreement the Company paid a security deposit of approximately $26,000.

On June 1, 2005 the Company entered into a modification of the above referenced lease agreement pursuant to which the Company agreed to lease an additional 1,900 square feet. The modified lease will begin when the Company receives access to the additional space which is expected to be November 2005. At that point total monthly payments under the modified lease will be as follows: for the first lease year, monthly payments of approximately $12,000 (after giving effect to agreed upon rent credits for such year); for the second lease year, monthly payments of approximately $17,500; for the third lease year, monthly payments of approximately $18,000; for the fourth lease year, monthly payments of approximately $18,500; and for the fifth lease year, monthly payments of approximately $18,700. In connection with the lease agreement the Company paid in July 2005 an additional security deposit of approximately $6,650.

During the six months ended June 30, 2005 the Company incurred rent expense of $81,741 for its previous and current facilities. The Company had no rent expense for the six months ended June 30, 2004.

Equity Line
-----------
In August 2004, the Company secured a $6 million equity line commitment on which it can draw from time to time during a 24 month period following the effectiveness of a registration statement relating thereto, subject to certain conditions. The Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series B Preferred Stock (but no later than the 120th day after such date) discussed in
Note 5 (Equity Raise). The equity line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 under the equity line during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the equity line. No assurance can be provided that the equity line will in fact ever become available for use by the Company.

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

PLAN OF OPERATIONS

The Company's initial products are ready for FTTP deployment and are inter-operable with many network elements that customers utilize in existing ethernet based FTTP-FTTN networks. Over the next 12 months, the Company intends to continue its product enhancement and commercialization activities. As of June 30, 2005, the Company had 26 employees.

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

Stock-Based Compensation

As permitted under SFAS 123 the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. Had the Company applied the fair value recognition provision of SFAS 123 for the six months ended June 30, 2005 and 2004 the Company would have recognized stock-based compensation expense of $356,360 and $464,722, respectively.

Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs commences when the related products become available for general release to customers.

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30, 2004 AND THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2004.

SALES AND COSTS OF GOODS SOLD. Revenues for the six and three months ended June 30, 2005 were $5,248 and $2,598, respectively and were derived from unit sales of the QoStream product line and related hardware. The Company recorded revenues for the first time during the quarter ended March 31, 2005. Revenues recorded during the six months ended June 30, 2005 were from the QoStream PG1000 product and related hardware. Accordingly, cost of goods sold in the amount of $5,846 exceeded sales resulting in negative gross profit. No revenues or cost of goods were recorded for the corresponding period in 2004.

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

The Company believes that it will eventually be able to generate significant revenues from the sale or license of its broadband access products. The Company presently has no significant revenue generating agreements for any of its products.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties.

For the six months ended June 30, 2005 and 2004, the Company's research and development expenses were $2,054,175 and $1,561,411, respectively. Research and development expenses for the three months ended June 30, 2005 and 2004 were $996,441 and $311,411, respectively. The increase in research and development during the 2005 periods as compared to the corresponding periods in 2004 is primarily attributable to an increase in salaries and associated expenses and in consulting fees and payments to Lucent in respect of supplemental development work on the Company's QoStream Products.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution.

Sales and marketing expenses for the six months ended June 30, 2005 and 2004 were $1,078,540 and $108,617, respectively. Sales and marketing expenses for the three months ended June 30, 2005 and 2004 were $637,060 and $108,617, respectively. The increase in sales and marketing expenses during the 2005 period as compared to the corresponding periods in 2004 is primarily attributable to the hiring of additional marketing and sales personnel during 2005.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant components of general and administrative costs include professional fees for legal, accounting and other services. General and administrative expenses for the six months ended June 30, 2005 and 2004 were $903,307 and $795,556, respectively. General and administrative expenses for the three months ended June 30, 2005 and 2004 were $485,121 and $410,333, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From its inception, the Company has financed its operations through the issuance of its securities and from the sale of its copy protection business in May 2003.

As of June 30, 2005, the Company had approximately $4.3 million in available cash resources, representing an increase of approximately $2.0 million from the cash resources available as of December 31, 2004. As discussed below, in April and May of 2005, the Company raised net proceeds of $7.09 million from the private placement of its securities.

Net cash used during the six months ended June 30, 2005 consisted of operating activities of approximately $4.1 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $900,000.

On April 5, 2005 the Company entered into a Bridge Loan Agreement with a private investor pursuant to which the lender advanced a loan to the Company in the principal amount of $1,500,000 at a per annum interest rate of 7%. The Company received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. On April 26, 2005 the Company repaid to the Lender $1,505,178 from the proceeds of the 2005 Private Placement, representing the outstanding principal amount of the Bridge Loan and interest accrued thereon.

On April 26, 2005 the Company completed a Private Placement to certain individual and institutional investors of 60,000 shares of its newly designated Series B 8% Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, the Company sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement in April 2005 the "2005 Private Placement"). The Company has received aggregate net proceeds of approximately $5,590,000 from the closings of the 2005 Private Placement, following repayment of the outstanding principal and accrued interest on the bridge loan referred to above and payment of offering related expenses.

In August 2004, the Company completed a private placement to certain private and institutional investors of shares of its 7% Series A Convertible Preferred Stock, par value $0.001 (the "Series A Preferred Stock"), as well as related warrants, for aggregate gross proceeds of $5.25 million. The Company received net proceeds of approximately $4.6 million from the placement of the Series A Preferred Stock, following the repayment of offering related expenses. In March 2005, certain of the warrant holders exercised their warrants for aggregate net cash proceeds to the Company of approximately $186,000.

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

The Company believes that its existing cash resources will be sufficient to maintain operations as presently conducted until December 2005. At the present time, the Company has no commitments for any additional financing, and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. If the Company is unable to raise funds, it may need to curtail expenses, reduce planned research and development, forego business opportunities and perhaps cease operations. The Company has the ability to adjust the level of research and development and selling, general and administrative expenses to some extent based on the availability of resources. However, reductions in expenditures could delay development and/or commercialization and adversely affect the Company's ability to generate future revenues. However, if the warrants issued to the purchasers of the Series A Preferred Stock (which were sold in August 2004, have per share exercise prices $1.50 and $2.50 per share and, in respect of which there is currently an effective registration statement) are exercised for cash in net amounts sufficient to support its needs, the Company may be able to satisfy its capital requirements without raising additional capital. However, no assurance can be provided, though, that these warrants will in fact be exercised in amounts sufficient for the Company's needs (or at all).

The notes to condensed consolidated financial statements accompanying this report for the six months ended June 30, 2005, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital.

Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES . The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING . During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on the Company's business.

ITEM 2. CHANGE IN SECURITIES

(b) In April and May 2005, the Company issued a total of 77,650 shares of Series B Preferred Stock, each with a stated value of $100. Holders of Series B Preferred Stock are entitled to receive a dividend at the rate of 8% per annum payable in preference to any dividends on shares of Common Stock and, upon the liquidation, dissolution or winding up of the Company (including upon the sale or transfer of all or substantially all of the Company's assets in one transaction or in a series of related transactions), are entitled to a liquidation preference equal the stated value plus any accrued and unpaid dividends prior to any distribution to the holders of Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's annual meeting of stockholders was held on June 9, 2005. The following matters were voted on: (1) election of directors; (2) increase in the number of authorized shares of Common Stock; (3) amendment to the Company's 2000 Equity Incentive Plan; (4) approval of grant of authority to the Company's board of directors to effect, in its discretion, a reverse stock split in a specified range for the purpose of qualifying for the Common Stock quotation of certain specified exchanges; and (5) ratification of the appointment of independent registered public accounting firm. The vote tally was as follows:
The vote tally was as follows:

(1) Each of the following individuals was elected to the board of directors to hold office until the 2006 annual meeting of stockholders, or until a successor is duly elected and qualified or the director's earlier death, resignation or removal.

                                      FOR            WITHHELD
                                 --------------    ------------
        Frank Galuppo              16,385,706         311,600
        Juan Mendez                16,387,504         309,800
        Richard Rosenblum          16,385,306         312,000
        Richard Butters            16,385,706         311,600
        Bob Martin                 16,384,906         312,400


(2) The proposal to ratify the amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 75 million shares was approved by the following vote:

            FOR        AGAINST      ABSTAIN    BROKER NON-VOTE
        -----------  -----------  -----------  ---------------
         67,115,213    6,390,341    312,141          --

(3) The proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 2000 Equity Incentive Plan to 5,000,000 shares was approved by the following vote:

            FOR        AGAINST      ABSTAIN    BROKER NON-VOTE
        -----------  -----------  -----------  ---------------
          5,709,145    2,247,059     31,275       8,511,827

(4) The proposal to authorized the Company's board of directors to approve an amendment to the Company's certificate of incorporation to effect a reverse split of the Common Stock in the range of 1:3 to 1:6, as determined in the sole discretion of the board of directors at any time before the 2006 annual stockholders meeting, solely for the purpose of qualifying for quotation on the Nasdaq National Market, the SmallCap Market or the American Stock Exchange following satisfaction of all listing requirements but the minimum per share price was approved by the following vote:

            FOR        AGAINST      ABSTAIN    BROKER NON-VOTE
        -----------  -----------  -----------  ---------------
         13,358,563    2,467,976    870,767          --

(5) The proposal to ratify the appointment of Marcum & Kliegman, PC as the Company's independent registered public accounting firm for the year ending December 31, 2005 was approved by the following vote:

            FOR        AGAINST      ABSTAIN    BROKER NON-VOTE
        -----------  -----------  -----------  ---------------
         16,249,181      163,625    284,500          --


        Each proposal received the requisite majority and was carried.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

4.1 Certificate of Designations of Rights and Preferences of the Series B Convertible Preferred Stock of Amedia Networks, Inc. (attached as an exhibit to the current report on Form 8-K filed on April 28, 2005 and incorporated herein by reference)

4.2 Form of Common Stock Purchase Warrant issued by Amedia Networks, Inc. to certain investors as of April 26, 2005(attached as an exhibit to the current report on Form 8-K filed on April 28, 2005 and incorporated herein by reference).

10.1 Form of Securities Purchase Agreement dated as of April 22, 2005, among Amedia Networks, Inc. and certain investors (attached as an exhibit to the current report on Form 8-K filed on April 28, 2005 and incorporated herein by reference).

10.2 Form of Registration Rights Agreement dated as of April 22, 2005, among Amedia Networks, Inc. and certain investors(attached as an exhibit to the current report on Form 8-K filed on April 28, 2005 and incorporated herein by reference).

10.3 Employment Agreement dated May 12, 2005 between Amedia Networks, Inc. and James D. Gardner (attached as an exhibit to the Registration Statement filed on Form S-2 on July 1, 2005 and incorporated herein by reference)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMEDIA NETWORKS, INC.




DATE: AUGUST 15, 2005                   BY /s/ Frank Galuppo
                                           ------------------------
                                        FRANK GALUPPO,
                                        CHIEF EXECUTIVE OFFICER



                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER




DATE: AUGUST 15, 2005                   BY /s/ James D. Gardner
                                           ------------------------
                                        JAMES D. GARDNER,
                                        CHIEF FINANCIAL OFFICER