Form 10QSB
period 2005-09-30
AMEDIA NETWORKS, INC.
filed 2005-11-14
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

        /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005; or

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

Indicate by check mark whether registrant is a shell company (as defined in Rule
12-2 of the Exchange Act) Yes [ ]   No[X]

The number of shares outstanding of the registrant's Common Stock as of November 11, 2005, is 21,359,814 shares.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A Development Stage Company)


                                      Index

Forward Looking Statements                                                  (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheet as of
          September 30, 2005 (unaudited)                                      1

        Condensed Consolidated Statements of Operations
          for the nine and three months ended September 30, 2005
          and 2004 and from Inception (July 14, 1994) to September
          30, 2005 (unaudited)                                                2

        Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2005 and 2004
          and from Inception (July 14, 1994) to September 30, 2005
          (unaudited)                                                         3

Notes to the Condensed Consolidated Financial Statements (unaudited)          4

Item 2. Management's Discussion and Analysis or Plan of Operation            15

Item 3. Controls and Procedures                                              20

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    21

Item 2. Changes in Securities                                                21

Item 3. Defaults upon Senior Securities                                      21

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                    21

Item 6. Exhibits and Reports on Form 8-K                                     21

Signatures                                                                   22

Exhibits                                                                     23

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

                                      (ii)

                          AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                        (Unaudited)

                                     September 30, 2005

                                           ASSETS

Current assets
    Cash and cash equivalents                                               $   1,967,253
    Inventories                                                                   635,421
    Prepaid expenses and other current assets                                      76,349
                                                                           ---------------
    Total current assets                                                        2,679,023
                                                                           ---------------

Property and equipment - net                                                      671,268
                                                                           ---------------

Other assets
    Intangible asset                                                              683,066
    Security deposit                                                               32,750
                                                                           ---------------
    Total other assets                                                            715,816
                                                                           ---------------

       Total assets                                                         $   4,066,107
                                                                           ===============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
    Accounts payable                                                        $     805,913
    Accrued expenses                                                              335,155
    Dividends payable                                                             296,102
    Current portion of capital leases                                               4,880
                                                                           ---------------

    Total current liabilities                                                   1,442,050
                                                                           ---------------

Long-term liabilities
    Capital leases, less current maturities                                        13,538
                                                                           ---------------

       Total liabilites                                                         1,455,588
                                                                           ---------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 21,403 issued and outstanding
   ($2,140,300 liquidation preference)                                                 21
   Series B convertible preferred stock,
   85,000 shares authorized; 76,650 issued and outstanding
   ($7,665,000 liquidation preference)                                                 77
Common stock, $.001 par value;
   75,000,000 shares authorized; 21,057,105
   issued and outstanding                                                          21,057
Additional paid-in capital                                                     58,119,997
Deficit accumulated during the development stage                              (55,131,881)
Deferred offering costs                                                          (267,404)
Deferred compensation                                                            (131,348)
                                                                           ---------------
    Total stockholders' equity                                                  2,610,519
                                                                           ---------------

       Total liabilities and stockholders' equity                           $   4,066,107
                                                                           ===============

                 See Notes to Condensed Consolidated Financial Statements.

                                            -1-

                                              AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                                       From
                                                                                     Inception
                                                             Nine Months              (July 14,              Three Months
                                                                Ended                 1994) to                  Ended
                                                            September 30,           September 30,            September 30,
                                                        2005            2004            2005             2005           2004
                                                        ----            ----            ----             ----           ----
Sales                                               $       5,548   $           -  $         5,548   $        300   $           -
                                                    --------------  -------------- ----------------  -------------  --------------

Cost of goods sold                                          6,078               -            6,078            232               -
                                                    --------------  -------------- ----------------  -------------  --------------

Gross (loss) profit                                          (530)              -             (530)            68               -
                                                    --------------  -------------- ----------------  -------------  --------------

Expenses
    Research and development (1)                        2,767,070       2,650,069       12,150,135        703,608       1,088,658
    Sales and marketing (1)                             1,853,479         232,852       12,152,807        774,939         124,235
    General and administrative (1)                      1,551,655       1,348,499       22,033,567        616,080         487,933
    Bad debt expense                                             -              -          161,000              -               -
                                                    --------------  -------------- ----------------  -------------  --------------
Total expenses                                          6,172,204       4,231,420       46,497,509      2,094,627       1,700,826
                                                    --------------  -------------- ----------------  -------------  --------------

Operating loss                                         (6,172,734)     (4,231,420)     (46,498,039)    (2,094,559)     (1,700,826)
                                                    --------------  -------------- ----------------  -------------  --------------

Other (income) expense
    Legal settlement                                            -               -          565,833              -               -
    Late filing penalty on preferred stock registration         -               -          199,500              -               -
    Realized gain of foreign currency translation               -               -          (81,007)             -               -
    Loss on investment                                          -               -           17,000              -               -
    Other income                                                -               -          (75,000)             -               -
    Net losses of affiliate                                     -               -        1,196,656              -               -
    Impairment loss on investment in affiliate                  -               -          748,690              -               -
    Revenue from copy protection business                       -               -         (125,724)             -               -
    Gain on sale of copy protection business                    -               -       (5,708,328)             -               -
    Gain on sale of investment in affiliate                     -               -          (40,000)             -               -
    Loss on disposition of fixed assets                     1,692               -           30,873              -               -
    Amortization of deferred financing costs                    -               -        4,516,775              -               -
    Interest income                                       (33,292)        (19,974)       (982,021)       (13,938)         (11,208)
    Interest expense                                      260,651               -        2,226,798            336               -
                                                    --------------  -------------- ----------------  -------------  --------------

Total other (income) expense                              229,051         (19,974)       2,490,045        (13,602)        (11,208)
                                                    --------------  -------------- ----------------  -------------  --------------

Net loss                                            $  (6,401,785)  $  (4,211,446) $   (48,988,084)  $ (2,080,957)  $  (1,689,618)
                                                    ==============  ============== ================  =============  ==============

Deemed dividend on convertible preferred stock          3,076,104       1,995,802        5,570,857        132,832       1,995,802
Dividend on convertible preferred stock                   427,954          52,356          572,940        194,856          52,356
                                                    --------------  -------------- ----------------  -------------  --------------

Net loss applicable to common stockholders          $  (9,905,843)  $  (6,259,604) $   (55,131,881)  $ (2,408,645)  $  (3,737,776)
                                                    ==============  ============== ================  =============  ==============

Per share data:

    Basic and diluted                               $       (0.50)  $       (0.38)                   $      (0.11)  $       (0.23)
                                                    ==============  ==============                   =============  ==============

Weighted average number
    of common shares used in
    basic and diluted loss per share                   19,898,997      16,440,630                      20,955,999      16,440,630
                                                    ==============  ==============                   =============  ==============

(1) Includes non-cash,  stock-based compensation expense as follows:

    Research and development                        $      13,930   $           -  $       470,169   $      4,643   $           -
    Sales and marketing                                         -               -        5,336,558              -               -
    General and administrative                             51,912          72,771        5,750,675         19,644           7,761
                                                    --------------  -------------- ----------------  -------------  --------------

                                                    $      65,842   $      72,771  $    11,557,402   $     24,287   $       7,761
                                                    ==============  ============== ================  =============  ==============


                                      See Notes to Condensed Consolidated Financial Statements.

                                                                -2-


                                              AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                                                                      From
                                                                                       Nne Months                   Inception
                                                                                         Ended                   (July 14, 1994)
                                                                                      September 30,             to September 30,
                                                                                 2005              2004               2005
                                                                                 ----              ----               ----
(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $   (6,401,785)   $   (4,211,446)   $   (48,988,084)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                                                80,454             3,497          1,043,719
      Forgiveness of note receivable, officer                                          -                 -             100,000
      Loss from disposition of fixed assets                                         1,692                -             197,065
      Bad debt expense                                                                 -                 -             161,000
      Amortization of note discount and finance costs                             104,985                -           4,771,210
      Foreign currency translation adjustment and realized gain                        -                 -             (82,535)
      Beneficial conversion feature of convertible debt                                -                 -             572,505
      Stock, warrants and options issued for services and legal settlement         65,842            72,771         11,730,363
      Payment of common stock issued with guaranteed selling price                     -                 -            (155,344)
      Net losses of affiliate                                                          -                 -           1,196,656
      Impairment loss on investment in affiliate                                       -                 -             748,690
      Gain on sale of Copy Protection Business                                         -                 -          (5,708,328)
      Gain on sale of investment in affiliate                                          -                 -             (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                            -                 -                 554
        Inventories                                                              (635,421)               -            (635,421)
        Prepaid expenses and other current assets                                  53,852            89,747           (106,007)
        Other assets                                                              (32,750)               -             (32,750)
        Accounts payable                                                          539,040           (33,666)           258,718
        Accrued expenses                                                           76,172            40,291          1,416,793
        Accrued severance pay                                                          -            (64,734)          (122,363)
        Interest payable                                                               -                 -             251,019
                                                                           ---------------   ---------------   ----------------

      Net cash used by operating activities                                    (6,147,919)       (4,103,540)       (33,422,540)
                                                                           ---------------   ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                  -                 -              68,594
   Purchases of property and equipment                                            (581,080)          (56,960)        (1,743,465)
   Intangible asset                                                               (683,066)               -            (683,066)
   Proceeds from sale of Copy Protection Business                                       -                 -           5,050,000
   Proceeds from sale of investment in affiliate                                        -                 -              40,000
   Investment in ComSign, Ltd.                                                          -                 -          (2,000,000)
   Increase in note receivable, officer                                                 -                 -            (100,000)
   Increase in note receivable                                                          -                 -            (130,000)
   Increase in organization costs                                                       -                 -              (7,680)
                                                                           ---------------   ---------------   ----------------

      Net cash (used in) provided by investing activities                      (1,264,146)          (56,960)           494,383
                                                                           ---------------   ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of convertible preferred stock                    7,084,170         4,642,431         11,726,600
   Proceeds from exercise of warrants                                             189,230                -             189,230
   Proceeds from issuance of common stock                                               -                 -          21,177,354
   Stock offering costs                                                                 -                 -            (475,664)
   Deferred financing costs                                                             -                 -            (682,312)
   Proceeds from short-term borrowings                                                  -                 -           1,356,155
   Payments on capital lease obligations                                           (1,740)               -              (1,740)
   Proceeds from long-term debt                                                         -                 -           2,751,825
   Proceeds from convertible debentures                                                 -                 -           2,000,000
   Repayment of short-term borrowings                                                   -                 -          (1,357,082)
   Repayments of long-term debt                                                         -                 -          (1,615,825)
   Dividends paid to preferred stockholders                                      (167,719)               -            (167,719)
                                                                           ---------------   ---------------   ----------------

      Net cash provided by financing activities                                 7,103,941         4,642,431         34,900,822
                                                                           ---------------   ---------------   ----------------

Effect of exchange rate changes on cash                                                 -                 -              (5,412)
                                                                           ---------------   ---------------   ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (308,124)          481,931          1,967,253

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,275,377         3,031,090                 -
                                                                           ---------------   ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    1,967,253    $    3,513,021    $     1,967,253
                                                                           ===============   ===============   ================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the periods for:
        Interest                                                           $        5,514    $            -    $         5,514
                                                                           ===============   ===============   ================

      Non-cash investing and financing activities:

        Deemed dividend in connection with sale
          of convertible preferred stock                                   $    3,076,104    $    1,995,802    $     5,570,857
                                                                           ===============   ===============   ================

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $55,131,881 since its inception, and as of September 30, 2005, has working capital of $1,236,973 and stockholders' equity of $2,610,519. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or to secure funding sufficient to provide for the working capital needs of its business. There is no assurance that the Company will generate revenue or raise the funds in the amounts needed to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

The Company needs to raise additional funds to continue to meet its liquidity needs, satisfy its current business plan and maintain operations. Toward that end, in October 2005 the Company engaged a leading national investment bank to assist it, on a best efforts and exclusive basis, to raise funds. The engagement continues through December 15, 2005 but may be terminated earlier by either party at any time on five days' notice. Presently, the Company does not have any financing commitment from any person nor has the Company circulated any proposed terms for acceptance and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. Pending the completion of long-term financing, if any, the Company is currently negotiating with certain institutional investors in order to obtain short-term debt financing in order to meet its current operating needs as they come due. The Company currently has no commitment for such short-term working capital financing and no assurance can be provided that it will be able to secure such short-term financing on commercially acceptable terms (or at all).

During April and May 2005, the Company raised net proceeds of approximately $7.09 million through the private placement to individual and institutional investors of the Company's equity securities. The Company's financing transactions in April and May 2005 are discussed in further detail in Note 5 (Equity Raise).

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at September 30, 2005, and its results of operations and cash flows for the nine months ended September 30, 2005 not misleading. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR LTD., which has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the financial statements for the three and nine months ended September 30, 2004 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the three and nine months ended September 30, 2005. These reclassifications had no effect on previously reported net loss.

REVENUE RECOGNITION

The Company receives revenue from the sale of its QoStream product line which is comprised of hardware and software as well as related hardware. Revenue is recognized on product sales when there exists persuasive evidence of an arrangement pursuant to which units are shipped, the fee is fixed and determinable and collection is probable. During the nine months ended September 30, 2005 the Company recorded $5,548 from sales of units of its QoStream products and related hardware.

INVENTORY

Inventory includes costs for materials and finished product which is stated at the lower of cost or market. As of September 30, 2005 any items relieved from inventory have been determined under the specific identification method. The balance at September 30, 2005 of inventories amounted to $635,421, which included raw materials of $103,126 and finished goods of $532,295.

INTANGIBLE ASSET

During the nine months ended September 30, 2005 the Company capitalized $683,066 of internally developed software product costs. Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in SFAS No. 86. Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached, which as of September 30, 2005 had not been achieved.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the nine months ended September 30, 2005 and 2004 were $2,767,070 and $2,650,069, respectively.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the nine and three months ended September 30, 2005 and 2004:

                                                   Nine Months Ended,             Three Months Ended,
                                                    September 30,                     September 30,
                                                2005             2004            2005              2004
                                            -------------    -------------   -------------    -------------
Net loss applicable to
common stockholders as reported             $  (9,905,843)   $  (6,259,604)  $  (2,408,645)   $  (3,737,776)

Add: Stock-based employee compensation
      expense included in reported
      net loss, net of related
      tax effects                                  10,500           12,022           3,500           7,761

Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                (535,182)        (650,276)       (178,822)       (185,554)
                                            -------------    -------------   -------------    -------------

Pro forma net loss                          $ (10,430,525)   $  (6,897,858)  $  (2,583,967)   $  (3,915,569)
                                            =============    =============   =============    =============
Net loss per share applicable to
common stockholders, basic and diluted
      as reported                           $       (0.50)   $       (0.38)  $       (0.11)   $       (0.23)
                                            =============    =============   =============    =============
Pro forma net loss per share,
            basic and diluted               $       (0.52)   $       (0.42)  $       (0.12)   $       (0.24)
                                            =============    =============   =============    =============

The fair value of employee stock options at the date of grant was estimated using the Black-Scholes option pricing method with the following weighted-average assumptions:

               Expected Life (Years)                 3.45
               Interest Rate                         3.70%
               Annual Rate of Dividends                --%
               Volatility                              74%

The weighted average fair value of options at the date of grant using the fair value-based method is estimated at $0.54.

From January 1 through March 31, 2005, in conjunction with their employment agreements, seven new Company employees received options to purchase up to an aggregate of 315,000 shares of the Company's common stock, par value $0.001 ("Common Stock") under the Company's 2000 Equity Incentive Plan (the "2000 Equity Incentive Plan"). The options vest over a two or three-year period from the date of grant and are exercisable at exercise prices ranging from $0.89 to $1.24 per share (based on the closing market price of the Common Stock on the day preceding the date of grant).

On February 14, 2005 the Company granted to a consultant a non-qualified option under the 2000 Equity Incentive Plan to purchase up to 25,000 shares of Common Stock at an exercise price of $0.89 per share. The option was fully vested upon the date of grant. The $0.89 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the option on the date of grant equaled $10,161. The Company recorded stock-based compensation expense of $10,161 in the accompanying financial statements for the nine months ended September 30, 2005 for this transaction.

On February 16, 2005 the Company granted to two consultants non-qualified options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 50,000 shares of Common Stock at an exercise price of $0.94 per share, with such option vesting over 3 years. The $0.94 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $27,440 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $6,860 in the accompanying financial statements for the nine months ended September 30, 2005 for this transaction.

From April 1 through June 30, 2005, in conjunction with their employment agreements, six new Company employees received options to purchase up to an aggregate of 285,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a two or three-year period from the date of grant and are exercisable at exercise prices ranging from $1.02 to $1.25 per share (based on the closing market price of the Common Stock on the day preceding the date of grant).

On May 23, 2005, pursuant to an employment agreement (See Note 9 Employment Agreement) the Company's new Chief Financial Officer received options to purchase a total of up to 300,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $1.05 per share (based on the closing market price of the Company's Common Stock on the day preceding the date of grant ).

On May 25, 2005 the Company granted to a member of its advisory board, on the one-year anniversary of service, a non-qualified option under the 2000 Equity Incentive Plan to purchase up to 20,000 shares of Common Stock at an exercise price of $0.98 per share. The option vests over a two-year period from the date of grant. The $0.98 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the option on the date of grant equaled $10,620. The Company recorded stock-based compensation expense of $2,655 in the accompanying financial statements for the nine months ended September 30, 2005 for this transaction.

On June 9, 2005, the Company awarded six employees options to purchase up to an aggregate of 319,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $.92 per share (based on the closing market price of the Common Stock on the date preceding the date of grant).

During August and September, 2005, in conjunction with their employment agreements, four new Company employees received options to purchase a total of up to 190,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at exercise prices ranging from $.78 to $.98 per share (based on the closing market price of the Common Stock on the day preceding the date of grant employees' respective hire dates).

During September 2005, the Company granted to two new members of its advisory board non-qualified options under the 2000 Equity Incentive Plan to purchase up to 120,000 shares of Common Stock at an exercise price of $0.95 per share. The options vest over a two-year period from the date of grant. The $0.95 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options on the date of grant equaled $55,440. The Company recorded stock-based compensation expense of $6,930 in the accompanying financial statements for the nine months ended September 30, 2005 for this transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon the adoption of this pronouncement the Company expects to record additional stock compensation expense.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of the convertible debt with a beneficial conversion results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date, (which is recorded in shareholder's equity for book purposes, but as a liability for income tax purposes ) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, Accounting for Income Taxes. Neither of these Issues have an effect on the Company's consolidated financial position or results of operations since the Company does not currently have any convertible debt instruments.

NOTE 4 - LOSS PER SHARE

Basic loss per share ("EPS") is computed by dividing net loss applicable to shares of Common Stock by the weighted-average of common shares outstanding during the period.

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares assumable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive.

Common stock equivalents have been excluded from the weighted-average shares for the nine and three months ended September 30, 2005 and 2004 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 6,622,642 and 4,713,642 shares of Common Stock were outstanding at September 30, 2005 and 2004, respectively. Potentially dilutive warrants to purchase 13,728,786 and 10,665,000 shares of Common Stock were outstanding at September 30, 2005 and 2004, respectively. In addition, there were 21,403 and 52,500 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 2,853,733 and 7,000,000 shares of Common Stock at September 30, 2005 and 2004, respectively. In addition, 76,650 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share, were outstanding and potentially convertible into 7,589,109 shares of Common Stock at September 30, 2005.

NOTE 5 - EQUITY RAISE

On April 26, 2005 the Company completed a private placement to certain individual and institutional investors of 60,000 shares of Series B 8% Convertible Preferred Stock par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, the Company sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement in April 2005 the "2005 Private Placement"). Each share of Series B Preferred Stock has a stated value of $100 and is convertible into shares of Common Stock at an initial conversion rate of $1.01 per share, subject to adjustment. The rights and preferences of the Series B Preferred Stock are set forth in a Certificate of Designations of Rights and Preferences that Company filed with the Secretary of State of the State of Delaware on April 20, 2005. In connection with the issuance of the Series B Preferred Stock, the Company issued to the investors five-year warrants (the "Investor Warrants") to purchase, in the aggregate, up to approximately 3,844,062 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment. Holders of the Investor Warrants are entitled to exercise those warrants on a cashless basis.

The Company received aggregate net proceeds of approximately $5,590,000, after payment of offering related expenses, repayment of the outstanding principal and accrued interest on the Bridge Loan (See Note 7 - Note Payable). The 2005 Private Placement resulted in a beneficial conversion feature of $3,076,104 for which the Company recorded as a deemed dividend for the nine month ended September 30, 2005.

Dividends on the Series B Preferred Stock accrue at the rate of 8% per annum and are payable bi-annually, with the first scheduled dividend payment date being December 31, 2005, and on conversion. When due, dividends may be paid, at the option of the Company, either in cash or in shares of Common Stock at a specified rate. If not converted earlier, the Series B Preferred Stock will automatically convert on the fifth anniversary of issuance into shares of Common Stock at the conversion price then in effect. The Company recorded an accrual for the preferred stock dividend payable of $258,344 and a corresponding charge to net loss applicable to common stockholders for the nine months ended September 30, 2005.

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

NOTE 6 - STOCKHOLDERS EQUITY

COMMON STOCK

During the nine months ended September 30, 2005:

The Company's stockholders voted to increase the authorized number of shares of Common Stock from 50 million to 75 million shares.

The Company issued approximately 4.15 million shares of Common Stock upon the conversion of 31,097 shares of Series A Preferred Stock representing approximately $3.1 million in stated value at a per share conversion price of $0.75.

The Company issued 99,010 shares of Common Stock upon the conversion of 1,000 shares of Series B Preferred Stock representing $100,000 in stated value at a per share conversion price of $1.01.

The Company issued 251,827 shares of Common Stock upon the exercise of stock warrants resulting in proceeds of approximately $189,000.

The Company issued 115,739 shares of Common Stock valued at a total value of $105,409 to Series A Preferred Stockholders as dividends. The shares were issued at $0.75 per share which was a discount to the fair market value on the date of issuance.

The Company issued 3,637 shares of Common Stock valued at a total value of $3,710 to Series B Preferred Stockholders as stock dividends. The shares were issued at $0.93 per share which was a discount to the fair market value on the date of issuance.

NOTE 7- NOTE PAYABLE

On April 5, 2005 the Company entered into a Bridge Loan Agreement ("Loan Agreement") with an institutional investor (the "Lender") pursuant to which the Lender advanced a loan to the Company in the principal amount of $1,500,000 (the "Bridge Loan"). Interest on the Bridge Loan accrued at the rate of 7% per annum. Pursuant to the Loan Agreement, the Company issued to the Lender a convertible promissory note in the principal amount of $1,500,000. To secure the Company's obligations under the Bridge Loan, the Company granted to such investor a security interest in substantially all of its assets, including without limitation, its intellectual property, under the terms and conditions of a Security Agreement dated as of the date of the Loan Agreement, which security interest, by its terms, is released upon payment or other satisfaction of the outstanding amounts. The Company received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. On April 26, 2005 the Company repaid to the Lender $1,505,178 from the proceeds of the 2005 Private Placement, representing the outstanding principal amount of the Bridge Loan and interest accrued thereon and the lien on the assets was released.

In connection with the Bridge Loan, the Company also issued to the Lender a five-year warrant (the "Bridge Warrant") to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.50. Upon the closing of the 2005 Private Placement, the per share exercise price of the Bridge Warrant was adjusted to $1.50, in accordance with the terms of the Loan Agreement. The Company recorded as interest expense $104,985 of amortization of note discount in the accompanying financial statements for the nine months ended September 30, 2005 for this transaction.

NOTE 8 - PRODUCT ENHANCEMENT

The Company and Lucent Technologies, Inc. ("Lucent") are parties to a Development and Licensing Agreement effective as of January 2004. In April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add to the Company's QoSteam product line additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of September 30, 2005, the Company has remitted the entire $868,000 to Lucent for this development work.

During May 2005, the Company and Lucent entered into a supplementary development agreement to add additional product features and developments to the Company's Qostream product line for agreed upon consideration of approximately $1,100,000. Under the agreement, payment is due upon delivery and acceptance of the deliverables by the Company. Certain of the deliverables received by the Company under such agreement have not been completed in accordance with design and development criteria specified in the agreement and the Company has not accepted delivery of these items. The Company is currently pursuing a number of options, including completing in-house certain of these product features/enhancements, out-sourcing the completion of certain of the other features and working with Lucent to complete the design of such deliverables. Accordingly, the Company has not recorded the expense and the related amount payable to Lucent concerning the non-accepted deliverables in the accompanying financial statements. As of September 30, 2005, research and development costs incurred in connection with this supplementary agreement were $277,000.

NOTE 9 - EMPLOYMENT AGREEMENT

On May 25, 2005, the Company entered into an employment agreement with James D. Gardner pursuant to which Mr. Gardner serves as the Company's Chief Financial Officer. The agreement has an initial term of one year. After the initial term of one year, the agreement is automatically renewable for an additional two one-year terms unless either party notifies the other in writing upon at least 45 days prior to the scheduled termination of the initial term or any renewal term that it does not intend to renew such agreement. Mr. Gardner is paid a monthly salary of $14,583 and was granted options under the Company's 2000 Equity Incentive Plan to purchase 300,000 shares of Common Stock at a per share purchase price of $1.05. The options vest over three years from the grant date and on a quarterly basis, provided that if within the first 6 months of employment Mr. Gardner resigns or the agreement is terminated by the Company for cause (as defined in the employment agreement), none of the options vest. The agreement may be terminated by Mr. Gardner for any reason on 60 days written notice to the Company or by the Company immediately for cause. In the event of a termination by the Company for any reason other than cause, the Company shall pay Mr. Gardner (i) if such termination occurs during the initial term of the agreement, an amount equal to 3 months' salary and (ii) if such termination occurs after the initial term, an amount equal to 6 months' salary.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEASE On February 9, 2005, the Company entered into a lease for office facilities at 2 Corbett Way, Eatontown, New Jersey, 07724, to which it relocated in May 2005. The new facilities are comprised of approximately 7,500 square feet. The lease term began in May 2005 and is for a term of approximately five years. Monthly payments under the lease vary as follows: for the first lease year, monthly payments of approximately $10,000 (after giving effect to agreed upon rent credits for such year); for the second lease year, monthly payments of approximately $14,000; for the third lease year, monthly payments of approximately $14,500; for the fourth lease year, monthly payments of approximately $14,700; and for the fifth lease year, monthly payments of approximately $14,900. In connection with the lease agreement the Company paid a security deposit of approximately $26,000 and, in connection with the lease modification discussed below, the Company paid in July 2005 an additional security deposit of approximately $6,650.

On June 1, 2005 the Company entered into a modification of the above referenced lease agreement pursuant to which the Company leases an additional 1,900 square feet. The modified lease began as of November 1, 2005. Beginning November 2005, total monthly payments under the modified lease are as follows: for the first lease year, monthly payments of approximately $12,000 (after giving effect to agreed upon rent credits for such year); for the second lease year, monthly payments of approximately $17,500; for the third lease year, monthly payments of approximately $18,000; for the fourth lease year, monthly payments of approximately $18,500; and for the fifth lease year, monthly payments of approximately $18,700.

In accordance with the lease payments above the Company recorded $28,210 of deferred rent included on the balance sheet in the accompanying financial statements as of Sept 30, 2005.

During the nine months ended September 30, 2005 the Company incurred rent expense of $134,893 for its previous and current facilities. The Company had no rent expense for the nine months ended September 30, 2004.

EQUITY LINE
In August 2004, the Company secured a $6 million equity line commitment on which it can draw from time to time during a 24 month period following the effectiveness of a registration statement relating thereto, subject to certain conditions. The Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series B Preferred Stock (i.e., December 1, 2005), but no later than the 120th day after such date (i.e, December 31, 2005) discussed in Note 5 (Equity Raise). The equity line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 under the equity line during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the equity line. No assurance can be provided that the equity line will in fact ever become available for use by the Company.

NOTE 11 - SUBSEQUENT EVENTS

STOCK ISSUANCES

During October 2005:

The Company issued 30,000 shares of Common Stock upon the conversion of 225 shares of Series A Preferred Stock representing $22,500 in stated value at a per share conversion price of $0.75; in connection with such conversions, the Company issued 547 shares of Common Stock with a total value of approximately $410 in respect of dividends due at the time of conversion. The dividend shares were issued at $0.75 per share, which was a discount to the fair market value on the date of issuance.

The Company issued 15,200 shares of Common Stock valued at a total value of $11,400 to a holder of Series A Preferred Stock in payment of liquidated damages pursuant to the registrations rights agreement between the Company and such stockholder. The shares were issued at $0.75 per share, which was a discount to the fair market value on the date of issuance.

The Company issued 247,524 shares of Common Stock upon the conversion of 2,500 shares of Series B Preferred Stock representing $250,000 in stated value at a per share conversion price of $1.01; in connection with such conversions, the Company issued 9,438 shares of Common Stock valued at a total value of approximately $8,211 to holders of Series B Preferred Stock in respect of dividends due at the time of conversion. The dividend shares were issued at $0.87 per share, which was a discount to the fair market value on the date of issuance.

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

        As discussed in further detail below under "Plan of Operation", the Company has recently intensified its sales and marketing efforts and has entered into three initial significant sale agreements for its initial product line. While the Company does not expect to record any revenues during 2005 from the agreements described above, it believes that it will be able to generate revenues from these agreements during its fiscal year 2006.

PLAN OF OPERATIONS

        The Company's initial products are inter-operable with many network elements that customers utilize in existing ethernet based FTTP-FTTN networks.

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

        * QOSTREAM(TM) DIRECTOR: a web-based Network Management System that provides complete operations capability for remotely managing the QoStream product line from a

Network Operations Center (NOC). The QoStream Director employs the industry standard Simple Network Management Protocol (SNMP) for communicating with the PG1000 and the AS5000 Network Elements and utilizes standard Management Information Base (MIB) as well as Enterprise-specific MIBs for managing the various capabilities of the system. The QoStream Director provides a complete suite of management capabilities that consists of Fault, Configuration, Accounting, Performance and Security (FCAPS) management as well as topology discovery and resource management.

        The above QOSTREAM(TM) products are designed and generally positioned in the market as a comprehensive and integrated solution for network operators for the parts of their networks that connect to a served premises. On October 20, 2005, the Company introduced a new product, the HG-V100 Home Gateway, that was designed and is being positioned in the market as a stand-alone devic that is interoperable with other vendors' network access equipment. This product is anticipated to be available on a limited basis in December 2005.

        The Company is continuously upgrading its product line to encompass sophisticated network interfaces, expanded feature sets and increased inter-operability with in-house wiring, including copper based facilities. For example, in December 2005, the Company anticipates unveiling new features on its QoStream 500 Aggregator Switch and QoStream PG1000 Premises Gateway products that are designed to enable a network operator to connect to a premises and provide sufficient bandwidth to enable voice, data, and video services over the existing copper wires already in the ground. Additional feature upgrades that the Company is working on include the ability for its Gateways to distribute services within a served premise over existing copper coaxial cables and possibly over telephone wires.

        Subject to raising additional funds, the Company anticipates that it will continue to significantly increase its investment in research and development efforts and marketing, sales and operations over the next 12 months. As of September 30, 2005, the Company had 32 employees.

INITIAL COMMERCIALIZATION OF QOSTREAM PRODUCT LINE

        Commencing June 2005, the Company has entered into initial sale agreements for its QoStream product line. The first of these was with Tai Long Communication in China ("Tai Long"), where the Company was able to secure an agreement providing for the provisioning of Fiber-to-the-Premises services through the Company's QoStream PG1000 Premises Gateway to an anticipated 20,000 subscribers within the first year of the agreement. Initial orders for the PG1000 Premises Gateway units are subject to performance testing that is currently being undertaken by Tai Long. Thereafter, in October 2005, the Company received an order from CSM Telecom, a Brazilian Telecommunications Service Provider, for QoStream PG1000 Premises Gateways, QoStream AS5000 Aggregation Switches, and the QoStream Director Network Management System, to be deployed in 100 buildings in Florianopolis, Brazil.

        Additionally, in October 2005, Hans Communications ("Hans"), a Korean-based CATV and High-Speed Internet Service Provider operating in Mongolia, SejongNT, a Korean distributor and systems integrator of the Company's products and the Company announced plans to initially install 100 units of QoStream PG1000 Premises Gateways in Mongolia. Based on information provided to it by Hans, the Company believes that this deployment can potentially expand following the systems integration phase of the build-out and the performance acceptance of Hans.

        In addition, during the three months ended September 30, 2005, the Company also initiated product pilots with eight prospective customers in the United States and internationally and has additional product pilots scheduled for the remainder of fiscal year 2005.

        The Company's business involves the development of new broadband access products with no significant market penetration. The Company cannot predict when or to what extent the QoStream product line or future extended applications will begin to produce significant revenues, or whether the Company will ever reach profitability.

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

STOCK-BASED EMPLOYEE COMPENSATION

        As permitted under SFAS 123 the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. Had the Company applied the fair value recognition provision of SFAS 123 for the nine months ended September 30, 2005 and 2004 the Company would have recognized stock-based employee compensation expense of $535,182 and $650,276, respectively.

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

RESULTS OF OPERATIONS

        COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004 AND THREE MONTHS ENDED

SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

        SALES AND COSTS OF GOODS SOLD. Revenues for the nine and three months ended September 30, 2005 were $5,548 and $300, respectively and were derived from unit sales of the QoStream product line and related hardware. The Company recorded revenues for the first time during the quarter ended March 31, 2005. Cost of goods sold in the amount of $6,078 for the nine months ended September 30, 2005 exceeded sales resulting in negative gross profit. No revenues or cost of goods were recorded for the corresponding periods in 2004.

        RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties.

        For the nine months ended September 30, 2005 and 2004, the Company's research and development expenses were $2,767,070 and $2,650,069, respectively. Research and development expenses for the three months ended September 30, 2005 and 2004 were $703,608 and $1,088,658, respectively. The decrease in research and development expenses during the three months ended September 30, 2005 as compared to the corresponding period in 2004 is primarily attributable to the decrease in amounts incurred to Lucent in respect of product development and enhancement.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution.

        Sales and marketing expenses for the nine months ended September 30, 2005 and 2004 were $1,853,479 and $232,852, respectively. Sales and marketing expenses for the three months ended September 30, 2005 and 2004 were $774,939 and $124,235, respectively. The increase in sales and marketing expenses during the 2005 periods as compared to the corresponding periods in 2004 is primarily attributable to the hiring of additional marketing and sales personnel during 2005 and other marketing costs, such as trade shows.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant components of general and administrative costs include professional fees for legal, accounting and other services. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $1,551,655 and $1,348,499, respectively. General and administrative expenses for the three months ended September 30, 2005 and 2004 were $616,080 and $487,933, respectively. The increase in general and administrative expenses during the 2005 periods compared to the corresponding 2004 periods is primarily attributable to the hiring of additional executive and staff positions.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2005, the Company had approximately $2.0 million in available cash resources, representing a decrease of approximately $300,000 from the cash resources available as of December 31, 2004. As of the filing of this report on Form 10-QSB, the Company had significantly less than 2.0 million in available cash resources that it had as of September 30, 2005. As discussed below, in April and May of 2005, the Company raised net proceeds of $7.09 million from the private placement of its securities.

        Net cash used during the nine months ended September 30, 2005 consisted of operating activities of approximately $6.2 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $1.3 million.

        From its inception, the Company has financed its operations through the issuance of its securities and from the sale of its copy protection business in May 2003. Our recent financings are discussed below.

        On April 5, 2005 the Company entered into a Bridge Loan Agreement with an institutional investor pursuant to which such entity advanced a loan to the Company in the principal amount of $1,500,000 at a per annum interest rate of 7%. The Company received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. On April 26, 2005 the Company repaid to the investor $1,505,178 from the proceeds of the 2005 Private Placement referred to below, representing the outstanding principal amount of the bridge loan and interest accrued thereon.

        On April 26, 2005 the Company completed a Private Placement to certain individual and institutional investors of 60,000 shares of its newly designated Series B 8% Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, the Company sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement in April 2005 the "2005 Private Placement"). The Company received aggregate net proceeds of approximately $5,590,000 from the closings of the 2005 Private Placement, following repayment of the outstanding principal and accrued interest on the bridge loan referred to above and payment of offering related expenses.

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

        In August 2004, the Company secured a $6 million equity line commitment on which it can draw from time to time during a 24 month period following the effectiveness of a registration statement relating thereto, subject to certain conditions. In connection with the placement of the Series B Preferred Stock in April and May 2005, the Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series B Preferred Stock (but no later than the 120th day after such date). As the registration statement in respect of the Common Stock underlying the Series B Preferred Stock was declared effective on August 31, 2005, the Company cannot file a registration statement in respect of the equity line prior to December 1, 2005. The equity line will allow the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 during any 30-day period. The equity line investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the equity line. No assurance can be provided that the equity line will in fact ever become available for use by the Company.

        The Company believes that its existing cash resources will be insufficient to maintain operations as presently conducted beyond November 2005. The Company requires additional funds to continue to meet its liquidity needs and maintain its operations. Toward that end, in October 2005 the Company engaged a leading national investment bank to assist it, on a best efforts and exclusive basis, to raise funds. The engagement continues through December 15, 2005 but may be terminated by either party or five days notice. Presently, the Company does not have any financing commitment from any person nor has the Company circulated any proposed terms for acceptance and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. The Company's board of directors has called a special meeting of the Company's stockholders that is currently scheduled for December 2, 2005 to consider a proposal to increase the authorized shares of Common Stock available for issuance by the Company from the current 75 million shares to 100 million shares (the "Authorized Share Increase"). Such proposal requires the approval of a majority of the Company's Common stock issued and outstanding on October 28, 2005, the record date for the meeting that was established by the Company's board of directors. Failure to obtain the requisite stockholder approval of the Authorized Share Increase will significantly impair the Company's ability to raise funds by selling its equity securities.

        Pending the completion of long-term financing, if any, the Company is currently negotiating with certain institutional investors in order to obtain short-term debt financing in order to meet its current operating needs as they come due. The Company currently has no commitment for such short-term working capital financing and no assurance can be provided that it will be able to secure such short-term financing on commercially acceptable terms (or at all). If the Company is unable to raise funds, it will need to curtail expenses, reduce planned research and development, forego business opportunities and may cease operations. The notes to condensed consolidated financial statements accompanying this report for the nine months ended September 30, 2005, include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern, which may make it more difficult for the Company to raise additional capital.

        Additional equity financings may be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

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

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on the Company's business.

ITEM 2. CHANGE IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

                              AMEDIA NETWORKS, INC.


DATE: NOVEMBER 14, 2005                     BY /s/ Frank Galuppo
                                               ------------------------
                                               FRANK GALUPPO,
                                               CHIEF EXECUTIVE OFFICER


                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


DATE: NOVEMBER 14, 2005                     BY /s/ James D. Gardner
                                               ------------------------
                                               JAMES D. GARDNER,
                                               CHIEF FINANCIAL OFFICER