Form 10KSB
period 2005-12-31
AMEDIA NETWORKS, INC.
filed 2006-04-17
CIK 933955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
MARK ONE:

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGEACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                   2 CORBETT WAY, EATONTOWN, NEW JERSEY 07724
                    (Address of Principal Executive Offices)

                                 (732) 440-1992
         (Small Business Issuer's Telephone Number, including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:
                                      None
      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                          $0.001 Par Value Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. | |

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the year ended December 31, 2005: $5,548

As of April 7, 2006, there were 26,363,460 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $29.1 million based on the last reported sale price of $1.16 per share on April 7, 2006 as quoted on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits hereto have been specifically incorporated by reference herein in Item 13 under Part III hereof. Certain portions of issuer's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the issuer's 2006 annual meeting of stockholders, are incorporated by reference in Items 9-12 and 14 of Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                              AMEDIA NETWORKS, INC.
                         2005 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.............................................4

ITEM 1A.   RISK FACTORS.......................................................23

ITEM 2.    DESCRIPTION OF PROPERTY............................................34

ITEM 3.    LEGAL PROCEEDINGS..................................................35

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................35

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........35

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........36

ITEM 7.    FINANCIAL STATEMENTS...............................................43

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................43

ITEM 8A.   CONTROLS AND PROCEDURES............................................43

ITEM 8B.   OTHER INFORMATION..................................................43

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................43

ITEM 10.   EXECUTIVE COMPENSATION.............................................43

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................43

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................43

ITEM 13.   EXHIBITS...........................................................44

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES...............................43

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Amedia Networks, Inc. is a development stage company that designs, develops and markets Ethernet-based solutions that can be deployed with optical fibers or copper wires to offer voice, video and data broadband services. Our products enable service providers to offer voice, video and high-speed Internet access, or "triple-play" services, to their subscribers. In recent years, the volume, variety and complexity of communications traffic have increased significantly. An increasing proportion of today's communications traffic consists of digital media, including voice, video and data content, placing new demands on communications networks. A variety of service providers now seek to offer subscribers a broadband connection through which they can deliver triple-play services. Traditional telephone service providers, in particular, have faced significant challenges in delivering triple-play services over their traditional copper-based access networks.

        Our initial QoStream(TM) product line solution comprised of premises gateways, aggregation switches and a network management systems are designed to implement Fiber to the Premises (FTTP), Fiber to the Node (FTTN) and other broadband access solutions that many networking companies are currently undertaking in order to offer triple play services to their subscribers. Our initial QoStream FTTP products include technologies licensed from Lucent Technologies, Inc. ("Lucent") as well as technologies developed jointly with Lucent. Under our Development and Licensing Agreement with Lucent (the "Development and Licensing Agreement"), Lucent provided a significant amount of the development required to commercialize those initial products. Under the Development and Licensing Agreement, Lucent granted us a worldwide and perpetual non-exclusive license to manufacture, develop and sell products designed to deliver broadband access solutions that use Lucent's technologies and related patents. Recently, we developed a stand-alone triple play home gateway product that is designed to inter-operate with other standards-based devices deployed in the central offices of carriers or in the field.

        We have been engaged in the broadband access solutions business only since March 2004. From our inception in August 1994 through October 2002, we were engaged solely in the business of designing and developing digital security technologies that provide copyright protection for electronic content distributed on optical media and the Internet (the "Copy Protection Business") under the name of "TTR Technologies, Inc." We sold the Copy Protection Business in May 2003. In May 2004, we changed our name to "Amedia Networks, Inc."

        We currently market our broadband access products directly and indirectly to telecommunications carriers, cable and video providers, governments, public utilities, and municipalities around the globe. In April 2006, we entered into an agreement with Motorola Wireline Networks, Inc., a subsidiary of Motorola Inc., pursuant to which, among other things, we granted Motorola the exclusive right to distribute certain of our products to certain specified major telecommunications carriers in the United States and Canada. See "Recent Developments". Our products enable our customers to economically provision bundles of voice, data, and video related services to their subscribers by providing and managing the quantities and quality of necessary associated bandwidth. They also accommodate the multiple network architecture and deployment alternatives to which our customers may adhere.

INDUSTRY BACKGROUND

DEMAND FOR TRIPLE PLAY SERVICES

        In recent years, the volume, variety and complexity of communications traffic have increased significantly. In the past, the traffic of telephone companies consisted primarily of traditional voice communications and simple data traffic, such as facsimile and Internet email. An increasing proportion of today's communications traffic consists of digital media, including voice, video and data content. The continued growth of digital media traffic has placed new demands on communications networks, including the need for higher bandwidth capacity and increased quality of service.

        A variety of service providers, including telephone, cable and, increasingly, wireless operators, now seek to offer a broadband connection that permits end users to receive diverse digital media applications simultaneously within their homes, including voice, video and high-speed Internet access. This bundle of services is commonly referred to as "triple-play" services, and the ability of service providers to offer triple-play services to customers has become an increasingly important competitive factor. Service providers can achieve competitive and financial benefits by offering triple-play services, including retaining existing customers, acquiring new customers and maximizing revenue per customer.

        In order to deliver triple-play services to subscribers, service providers are required to make investments in their communications infrastructure and must weigh the cost of these investments against the potential loss of customers if they are unable to offer triple-play services, as well as the potential new service revenues they may gain from their existing and new customers. In addition, service providers need to carefully consider whether any new infrastructure they implement is scalable, or capable of meeting future bandwidth requirements for emerging applications, cost-effectively. As the deployment costs of new and advanced broadband technologies decline, service providers can invest in new infrastructure cost-effectively to offer triple-play services to a broader customer base today and to provide more advanced digital media applications to end users in the future.

        Traditional telephone service providers, in particular, have faced significant challenges in delivering triple-play services because the copper-based networks infrastructure is inherently bandwidth constrained and thus may not be fully capable of supporting next-generation digital media applications. In addition, telephone service providers have lost revenue from their traditional voice business as consumers are increasingly relying on mobile phone and Voice over Internet Protocol (VoIP) services instead of fixed line services. The continued loss of fixed line voice revenue is driving telephone service providers to focus on making investments necessary to provide triple-play services.

BANDWIDTH BOTTLENECK

        The current communications infrastructure consists of a variety of networks, including principally (i) core networks that include international and, inter-city, (ii) metro networks that include major intra-city links and
(ii) access networks, also known as the "first mile."

        The "first mile" is the neighborhood communications infrastructure that connects subscribers to a telephone service provider's central office or a remote node. The central office (as well as the node) is where concentrations of communications equipment are located. Access nodes are sometimes used for more economical operations when the distance between a central office and subscribers exceed certain distances. Subscribers are located at the other end of the first mile, where they use devices (including VoIP phones, personal computers with Internet access, residential gateways and HDTVs) that connect to the access network.

        The first mile continues to be the key bandwidth bottleneck in today's communications infrastructure. Currently, the bandwidth available to subscribers in the first mile is significantly less than the bandwidth available in the core networks. Core networks are capable of supporting gigabits-per-second(Gbps) of bandwidth. However, in the first mile existing broadband access technologies only deliver speeds ranging from 128 kilobits-per-second (Kbps) to a few megabits-per-second (Mbps). These speeds are insufficient for next-generation digital media applications. Several individuals in a single home accessing a variety of applications, including web surfing, video on demand, video conferencing, interactive gaming and HDTV, may in the aggregate require somewhere between 20Mbps to 100Mbps of bandwidth,.

        A variety of broadband access technologies using copper based wire systems exist in the first mile today, most of which use the traditional telephone infrastructure. The most common of these are digital subscriber line
(DSL) technologies, the most advanced of which are approaching the physical limits of copper-based networks that extend over the typical range of distances found in access networks. .

        To overcome the inherent limitations of existing copper-based networks within the first mile, service providers are increasingly turning to optical fiber to deliver triple-play services and enhanced performance. In some cases, the fibers will be connected directly to the premises, while in other cases, they will be connected to a node that in turn, will connect to the premises over existing copper wires using more advanced DSL protocols such as very high rate DSL or VDSL. Today's VDSL, called VDSL2, can transmit 24Mbps of bandwidth to premises located 5,000 feet from a node and up to 100Mbps of bandwidth when the node is 500 feet from the premises. A connection that is all optical, will deliver 100Mbps of bandwidth or more for far greater distances.

        Optical technology involves the transmission of data over fiber optic cables via digital pulses of light. Communication by means of light waves guided through glass fibers offers a number of advantages over conventional means of transmitting information through metallic conductors. Glass fibers carry significantly more information (bandwidth) over longer distances than metallic conductors but, unlike metallic conductors, they are not subject to electromagnetic or radio frequency interference.

        Fiber optics are well-suited to accommodate the transmission signal requirements of triple play services. These requirements refer to signal attributes such as the amount of bandwidth that can be delivered to each network endpoint, the level of delay in delivering that bandwidth (latency), the variation in the occurrences of those delays (jitter), and the service guarantees (Quality of Service) that apply differentially to each type of service.

        These and other characteristics of fiber optical strands render it an excellent match for transporting large amounts of data, and they have long been used in the core of a network. In this use, a single fiber cable would carry signals from thousands and thousands of individuals, operating at data transmission rates up to 40 gigabits per second (Gbps), and has generally been used rather than other media based on copper cables or microwave radio frequencies for both technological and economical reasons. There has also been an increased use of fiber in metro networks, where transmission rates range from 155Mbps to 10Gbps. However, the use of fiber optics in the infrastructure closer to a single subscriber at the first mile has not been economically viable until recently.

        As a result, most telephone carriers have deployed Digital Subscriber Loop Access Multiplexers (DSLAM) in their access networks to address near-term service requirements that often include both voice and data services. These devices manage traffic emanating from a subscriber traditionally using a Digital Subscriber Line (DSL) modem which has combined voice and data traffic together. The DSLAM interfaces the voice traffic to the existing "voice" network, and the data traffic to a separate "data" network. Since the data bandwidth available from a DSL service is significantly affected by the lengths of the copper cables over which it is transmitted, DSLAMs are often deployed at a node between the central office and the subscriber. In this case, fiber is extended from the Central Office deeper into the access network to the site or node where the DSLAM is located.

        Cable companies have implemented fiber in a similar manner. Generally, they have deployed fiber in the core of their networks, but have not yet been able to justify deploying fiber at the very edge of their networks closest to their subscribers. Cable networks, which were deployed far more recently than most telephone company networks, and which were designed to accommodate video services that are far more demanding in the kinds of signal attributes they require, were implemented with a different medium in the access plant: coaxial cables. This copper medium is designed to accommodate significantly more bandwidth over longer distances than the kind of copper wire used by telephone companies, although their capabilities fall far short of fiber optical strands.

        In addition to the medium of transport, networks are changing in terms of architecture and protocols that are used. Traditionally, carriers that provided voice and data services deployed them over separate networks, an approach called "overlay networks." Data traffic could be separated from voice traffic soon after it left a subscriber's interface with the network, and they were each transported and managed very differently from each other. Different provisioning software, maintenance procedures, and craft skills would be used for each of these networks. However, in response to the increased consumer demand for higher speed, less expensive, and more advanced services, some carriers, in addition to adding greater capacities for faster access networking, are starting to converge their separate voice and data services onto single integrated networks. This convergence of voice and broadband services onto a single network allows carriers to lower operating costs by eliminating much of the duplication. These developments impact both operating expenses as well as capital requirements. Today, many carriers are considering or beginning to deploy Voice over Internet protocol VoIP systems, which transmits voice services on networks designed for data.

EVOLUTION OF THE NETWORK INFRASTRUCTURE

        The movement of all voice and data traffic throughout the telecommunications network requires the use of software communications protocols that govern how information is passed within the network infrastructure. These protocols generally fall into two different categories. In one, the traffic between two points is treated as a "whole" and allocated to a dedicated circuit. In the other, the information is broken into packets and those packets travel multiple paths to get to the same destination.

        Circuit switching, the most common technique for transporting and switching ordinary telephone calls through telecommunications networks, was used because of its reliability; packet data in past decades was unable to offer the same assurances for delivering traffic when it was needed. The appeal of packet data - its efficient use of a network's capacity - was not able to compensate for its uncertain performance levels for voice, video, and certain data applications, especially under oversubscribed congestion situations. But that has been ameliorated in recent years with advances in many of the packet-oriented protocols.

        The first of these improved protocols adopted by telephone carriers was called Asynchronous Transport Mode Protocol (ATM). ATM provided a means of associating different levels of priorities to different kinds of cells associated with different kinds of services. While this technology paved the way for using cells to deliver services, it had associated costs - both the costs of the additional equipment required as well as the costs associated with transmitting the additional data (packet header overhead) that had to be added to the original content data in order to implement ATM. Another packet oriented protocol, Ethernet, had been widely used for data networks, but was considered lacking in terms of its ability to assure that packets would be appropriately prioritized and transmitted in a way required by a particular service. Recently, however, Ethernet has evolved from its original design so that it could now also provide a superior level of quality and performance assurance as ATM. Since Ethernet was already widely used in business and (increasingly) home networks, and would be less costly to implement, it has been embraced by many carriers as a means to further reduce the costs associated with providing their services.

        As voice traffic could be appropriately managed on packet networks, the cost advantages of deploying VoIP services become very compelling when compared to traditional circuit-based implementations and the need to maintain overlay networks. Most cable companies have adopted VoIP for their voice services. Telephone companies are migrating to VoIP as well, given its far lower cost to maintain and operate, although their timing in adopting VoIP will be determined by their strategy for dealing with their very large embedded base of voice circuit infrastructure.

        The emergence of systems to provision Ethernet networks with sufficient bandwidth and high levels of quality and performance assurance also enables an option to deliver video services in packets - or IPTV. This evolving trend holds significant promise, particularly for telephone companies seeking to deploy video services over their networks to compete with cable companies and/or to capture more revenue. Most video subscribers today receive their video from a coaxial cable that simultaneously carries all possible TV channels from which a subscriber may select one for viewing (assuming they have subscribed to those channels). When video streams are packetized, only those TV channels that are being consumed are transported from the carrier. The practical implication of this is that the total set of TV channels available for consumption are no longer limited by the capacity of the cable passing each subscriber. For services such as Video-on-Demand (VOD) and high definition (HDTV), this is a very significant factor.

        Recently, the economics associated with optical transport have improved to a point sufficient to enable their increased use in access networks. Telephony carriers are finding it increasingly advantageous to either transport signals to a node in the access plant over fiber (to obtain the benefits discussed above) and then use copper wires to finally reach the home or small office, or to use fiber all the way to the premises. In the case of newly constructed residential or business structures, most carriers find that they can economically justify deploying fiber all the way to the premises. However, for existing buildings, the expense for carriers becomes far more pronounced in the final segment - the so-called "last mile" where digging up the flower beds and cement pavements of existing homes can become very costly. But this is also beginning to change. Fiber-based systems are continuing to decline in price, and the advantages that they offer in both reduced operating expenses and new revenue opportunities is significant. In 2006, most carriers that have not yet done so will seriously consider or actually adopt one of these two different last mile (sometimes called "deep fiber") strategies.

FTTP-BASED ACCESS NETWORKS

        One deep fiber strategy is to implement a full fiber to the premises
(FTTP) system. Initial deployments of FTTP systems have occurred in rural communities, which have typically been frustrated by being under-served by their incumbent telephone and cable carriers. Several U.S. municipalities and public utility authorities in states that do not prohibit such actions, have established access services through which they sell voice, data, and / or video based services to their community constitutes. This same trend has occurred in communities in the Scandinavian region of Europe. In several Asian countries, FTTP deployments have been more "main stream" owing to a more activist position by their governments who see the resulting benefits as directly related to economic policy.

        Two general approaches are generally being used to provide FTTP access-based solutions. The first approach uses a passive optical network or PON architecture. In a PON system, digital signals are converted into light pulses and sent down a fiber which is then split into as many as 32 fibers - each carrying the same signals, and terminating at different premises. Traffic from each premises can then be sent back up those fibers onto the common fiber and back into the network. The second approach uses Ethernet, the most common protocol for managing digital packets over a network, and employs a direct oversight role as to who gets what information. In an Ethernet switched optical networking, or ESON, traffic is sent via light pulses to an Ethernet switch that can be located either in a communications office, outside in an enclosure, or in a building where the subscribers reside or work. At the Ethernet switch, subscriber-specific traffic travels down a dedicated fiber as light pulses to a specific home, apartment, or office. The standard for ESON-like networks was recently approved, although Ethernet itself has been a standard for network transport for over two decades.

        The initial deployments of PON were called APON, followed by BPON, and more recently, EPON and GPON. These newer versions of PON provide increased bandwidth and other improvements over the earlier varieties, although their basic architecture remains the same. The original APON and BPON systems were relatively more compelling than ESON since they adhered to an existing standard and used less fiber and less of what were then relatively more expensive optical components. This resulted in most of the earlier FTTP deployments being BPON-based. Several of the largest United States carriers issued requirements for their FTTP deployments that specified a PON architecture. However, optical components have since become far less expensive - particularly the lasers and receivers of the kind used in ESON networks. More important, optical fiber has undergone orders of magnitude reductions in costs. (Actually, both PON systems and ESON use about the same amount of cabling - but PON systems have fewer fibers within each cable.) PON-based systems share all of the capacity of the fiber with multiple users. A one gigabit per second link shared among 32 subscribers can yield as little as 31Mbps per subscriber. While GPON has increased the overall bandwidth available to each subscriber, it remains a shared medium which can constrain the total 1.2Gbps or 2.4Gbps of available bandwidth to 38Mbps or 75Mbps for each of 32 users. While a deployment based on fewer subscribers can drive-up the available bandwidth for each, the resulting increased costs to provision that bandwidth to all subscribers will generally preclude that option. As a reference point, ESONs can provide 100Mbps of bandwidth per subscriber in either the upstream or downstream direction.

        PON systems have greater restrictions with regards to reach. Current PON systems typically advertise that they can economically extend up to 25 km from the central office, although the actual experiences of carriers that have implemented such systems suggest that the distance is far shorter. (This is principally the result of economics: to achieve the longer reach, optics that are far more costly must be used to compensate for all of the optical power lost due to the greater distances covered and the multiple splits to distribute the common signal out to multiple fibers.) With PON systems, carriers cannot precisely isolate information related to users or faults. This means that when there is a problem with the PON network, the operator may not be able to identify the location and will need to send a technician out into the field (called a "truck roll") to search for the problem. This can drive up maintenance costs.

        ESON systems can economically extend up to 90 km from the central office, can completely isolate information streams, and remotely isolate and locate faults. Its basic architecture never allows "contact" with the content that was not intended for a given subscriber. In addition, ESON systems are inherently less complex to install and manage. They contain none of the complex engineering restrictions that PON systems have as to tolerable distances between subscribers on a PON cluster, or the distances between nearest and furthest subscribers from a Central Office of a telephone company.

        In general, carriers will increasingly find the decision to deploy ESON or PON to be less clear-cut than in past years, and will need to consider several factors, the principal one being the density of their subscriber base.

FTTN-BASED ACCESS NETWORKS

        The second "deep fiber" strategy is the deployment of fiber to a node in the access network, and then use of the existing copper telephone cables to complete the transmission link to the subscriber. The node can be as close to a few hundred feet from the subscriber (generally called Fiber to the Curb, or FTTC) to five or ten thousand feet or more. The difference between this network design and the use of a traditional remote DSLAM (see above) is the availability of new DSL technologies that can provide sufficient bandwidth to offer high bandwidth data services as well as IPTV service.

        Most recent DSL services have been implemented using a technology called Asymmetric Digital Subscriber Line (ADSL) providing a total bandwidth of roughly 1.5Mbps to 7Mbps downstream, and between 16Kbps to 800Kbps upstream over several thousand feet of copper cable. Recently, there has been considerable improvement with respect to increasing that bandwidth, and new versions of DSL, such as ADSL2+, can offer 2 Mb/s (long loops) to 24Mbps downstream (very short loops) and 1Mbps upstream.

        Currently, the most promising DSL technology is VDSL2 (Very High Speed
DSL) which can transmit at 100Mbps in both downstream and upstream directions over 600 feet, and up to 24Mbps downstream over 5,000 feet. In addition, VDSL2 is ideally designed to accommodate Ethernet traffic. (ADSL has generally been optimized for ATM traffic.) The term IP-DSLAM has recently been introduced to describe a DSLAM that terminates Ethernet-based DSL traffic.

        FTTN networks can be positioned as an interim deployment, ultimately leading to FTTP as the fiber lengths grow and the node progresses closer and closer to the subscriber - evolving into a FTTC implementation, and finally, to a direct fiber connection to the subscriber. FTTN access networks are less expensive to deploy than FTTP networks, and can offer a similar set of services for many subscribers. However, it is generally agreed that FTTN networks will not offer the same efficiencies with respect to operating expenses as FTTP networks. In addition, FTTN networks may not provide sufficient bandwidth for all services that could be offered to subscribers, and may not be able to reach some subscribers with the same services that are offered to other subscribers residing in closer proximity to the Node. Nevertheless, three of the four largest domestic telephone carriers, AT&T Corporation (formerly SBC Communications), BellSouth Corporation, and Qwest Communications have all announced their intention to implement services based on variations of FTTN.

        In addition to deploying FTTN systems based on the new DSL protocols to support higher performance for Triple Play services, some carriers are evaluating another approach called pair bonding.

Traditional voice service requires only two insulated copper wires twisted around each other (a "twisted pair"), but most subscribers have access to multiple pairs passing by their premises. These additional pairs can be used for second or third telephone lines, fax lines, etc to which the consumer may subscribe. Pair bonding is a technology that allows transmission of more data over longer distances by dividing the DSL signal over multiple unused pairs with a lower bit rate on any of them. While this technology has promise, there are several barriers that prevent its more widespread implementation. First, pair bonding assumes that those extra pairs are in place, available, and with similar characteristics (gauge, length, unterminated stubs, condition, etc). Second, telephone companies often have extremely deficient records of their copper access plant, and so locating any candidate pairs for Pair Bonding is often difficult. Thirdly, provisioning systems must be modified to permit more than one pair to be associated with the same telephone number. Because of these factors, several vendors that offer Pair Bonding solutions often position them for business applications in areas where, due to zoning and other considerations, the carriers will have likely deployed far more pairs than they would have in more residential areas.

        Generally, the provisioning of services over VDSL2-based FTTN networks is far simpler than other FTTN options. VDSL2 has the ability to train itself on the condition and characteristics of the loop such that it optimizes the performance of transmission (bit rate, error performance, etc.) given any impacts from impairments in the existing copper plant.

MARKET FACTORS

        Given the current nature of the information networking market, we believe that it is likely that almost all carriers will adopt at least one of the two strategies for deeper fiber penetration. Specifically, service carriers must be able to provide a competitive service package which in turn requires that their access infrastructure can accommodate the associated higher bandwidth and other signal attributes in the manner previously discussed. The urgency in providing these services is the result of the intense competition between what had historically been the relatively separate operational spheres of cable, satellite, telephone, and wireless carriers. Over the last several years, satellite companies providing digital video services were able to aggressively compete against cable companies by offering a larger choice of TV channels and often higher quality products. Cable companies responded by not only introducing digital services themselves, but also by seeking new revenue sources by providing cable modem data service, and then voice services. Telephone companies, who have seen their access lines in service decline in recent years due to the impact of cellular service replacing second or even primary access lines, now experienced an additional source of market erosion from cable companies offering voice, video and data services. Service bundling by cable companies also provided a one-stop shopping appeal to consumers, introducing additional revenue erosion to telephone companies.

        Telephone companies have pursued several different approaches to launch triple play services. Some have continued to provide voice and data over their existing DSL networks, and have contracted with a satellite video provider to resell their video - often on a co-branded basis. Others have deployed a FTTP access network, and have allocated some of the downstream capacity for delivering the same kind of RF video that a cable company would deliver - broadcasting all TV channels to every subscriber. These are generally near-term measures that will likely be replaced for reasons that will soon be discussed.

        Meanwhile, cable companies, seeking additional revenue sources, have begun focusing on small and medium size business customers - a market primarily addressed by telephone companies and resellers. Their first initiative in the business market was based on a cable modem service. However, given the nature of business data and information technology requirements, cable companies have begun to implement point-to-point Ethernet services for businesses - a service that requires a network design very different from the existing cable networks.

        As carriers weigh their options for network strategies in this more competitive market, they must also accommodate several emerging trends related to how subscribers view video. HDTV sets have recently achieved a cost level that has ignited a surge of consumer demand. As such, there is an increased demand for video in HD format to be viewed on newly purchased HDTV sets. However, HD video consumes three to four times the bandwidth than Standard Definition (SD) video. Consequently, for cable companies, there is less capacity for more channels, and for telephone companies implementing Internet protocol TV
(IPTV) over certain FTTN network architectures, there may be inadequate bandwidth on the copper loop.

        The market demand for upstream bandwidth is also beginning to increase, and will likely continue to do so. File sharing, exchange of large sized digital photographs, and gaming applications are often touted as reasons. However, the availability of consumer targeted HD video cameras, currently selling for close to $1,000, hold the prospect of increasing that demand to a far larger extent than previously thought. The level of detail, the enhanced viewing experience, and the increased sense of presence enabled by the wider aspect ratio of HDTV all have the potential to make video conferencing a far more compelling option than did earlier more limited video conferencing technologies.

OUR ULTRA-BROADBAND ACCESS SOLUTIONS AND PRODUCTS

        The term "ultra-broadband" is used to characterize the amount of bandwidth required to provide a full-featured triple play service bundle consisting of voice, data, and video applications. Generally, this would be an access network capable of delivering greater than 50Mbps downstream to, and at least 25Mbps upstream from a subscriber at any given time, assuming that video is delivered by means of IP-TV.

        We have introduced two product families for providing ultra-broadband access. The first of these consists of hardware and software products that are designed to be deployed together to offer a comprehensive access solution for a particular application. For example, customers seeking to provide a FTTN access network could purchase our solution that consists of equipment that would reside at a Central Office or node, equipment that would reside at each premises, as well as a comprehensive access network management system. These products have been designed to interoperate with each other so as to optimize their total resources. This is our QoStream(TM) family of products which can be configured for use to support the following applications:

ESON FIBER TO THE PREMISES (FTTP)

        Our solution provides 100Mbps of bandwidth both downstream and upstream (symmetrically) to support full triple play services over up to 40Km of fiber from a central office with no intervening electronics ("actives.") With an intervening node, it can support full triple play services over up to 90Km of fiber from a central office. In this point-to-point switched Ethernet solution, each subscriber accesses its own dedicated (unshared) fiber. Sophisticated algorithms provide the quality of service (QoS) performance for each of the triple play services, and allow service providers to market a wide set of different service combinations based on performance and bandwidth.

VDSL2-BASED FIBER TO THE NODE (FTTN)

        The Amedia AS5000 layer 2 Ethernet aggregation switch can serve up to 48 subscribers per chassis located over 5,000 feet away from a node over copper twisted pairs through the use of VDSL2. At that distance, subscribers can receive approximately 24Mbps of bandwidth. Multiple AS5000s can also be "daisy chained" at that node to serve far more than 48 subscribers. The QoStream AS5000 aggregation switch can also simultaneously support connections via CAT5 cables, as well as fiber-based connections using ESON. Thus, the same equipment can be reused as subscribers require more bandwidth over longer distances than is achievable with VDSL2 - just by replacing a line card and deploying the fiber subscriber connection. The QoStream PG1000 Premises Gateway terminates the copper twisted-pair VDSL2 link, and enables a wide array of triple play services, wireless routing, and support for analog phones.

FIBER TO THE BUILDING (FTTB)

        Approximately 25% of U.S. Households reside in Multiple Dwelling Units
(MDUs), most of which do not have fiber in the internal risers and lateral conduits. Telephone companies seeking to provide triple play services with a FTTP solution find that they often cannot gain access to buildings to install fiber, or that those undertakings would be too costly or disruptive to tenants. And while some FTTP systems can distribute video over coaxial cables that may be in these buildings, telephone companies find they often cannot access or use that infrastructure. However, by terminating a fiber from the central office onto an AS5000 located in the building basement or rooftop, 100Mbps can be economically made available for triple play services to each apartment, with VDSL2 running over the internal copper wires to a VDSL2 Premises Gateway located in each unit.

METRO ETHERNET SMALL BUSINESS NODES

        Many of the larger telephone companies have deployed a separate network for delivering Ethernet services over fiber to businesses. These Metro Ethernet services require high bandwidth rates as well as performance that can be guaranteed by means of service level agreements with subscribers. Many smaller businesses could be served from this same network, but are not currently connected by fiber. An Aggregation Switch with VDSL2 line cards located at the central office where the serving Ethernet Core Switch resides could serve those smaller businesses with the performance and bandwidth necessary for a business service. A variation on this application is the use of the Aggregation Switch to serve shopping malls and small office buildings (Multiple Tenant Units or MTUs) by locating that switch on-site and transmitting over the existing telephone cables to the individual tenants. Services would be terminated on a VDSL2 Premises Gateway configured for business needs in terms of the number and types of ports.

        The following are our QoStream family of products that are used to build our solutions for each of the above applications:

        QOSTREAM(TM) PG1000: a Premises Gateway product that resides at the subscriber premises and that performs data, telephony, gaming, video and local Ethernet switching functions. The PG1000 is designed to connect to the line cards of a QoStream AS5000 (below) via a fiber ESON interface, a copper twisted pair VDSL2 interface, or CAT5 cables. Subscribers connect their devices (standard analog telephones, IP telephones, HDTVs, SDTVs, computers, gaming consoles, video cameras, etc.) to the Premises Gateway via simple telephone (RJ-12) or data (RJ-45) cables, or via an optional wireless 802.11b/g (WiFi) access point and router.

        A Premises Gateway should not be confused with a modem. Gateways must manage each service independently using different bandwidth parameters, offer substantial remote monitoring, fully support IPTV, include advanced security capabilities, and integrate several functions including routing, support of VoIP, Network Interface, as well as those functions associated with a traditional modem, and often in a single integrated unit. Gateways also directly connect to primary home communication appliances, such as computers, telephones, and TV set top boxes without requiring intervening boxes that modems require, such as routers, splitters, hubs, and devices to introduce service guarantees for required triple play quality of service.

        QOSTREAM(TM) PG1000H: a Premises Gateway with the same capabilities as the PG1000, but designed for outside deployment. It can operate within more extreme temperature (-40(degree)C to +65(degree)C) and humidity ranges and other outside plant conditions, has more secure and separate physical access for the subscriber as well as for telephone company craft, and is equipped with alarms that trigger various temperature or access conditions to a remote monitoring station.

        QOSTREAM(TM) AS5000: a distributed Ethernet aggregation switch designed to route data to and from the premises gateways. Each chassis can accommodate up to six line cards - each with eight ports, for a total of 48 ports. Multiple AS5000 chasses can be linked together. This switch is very compact, and can be located inside a central office or data network center, an MDU, or outside in a cabinet or on a telephone pole in a hardened configuration without the need for expensive air conditioning to compensate for external or temperature or internally generated heat. (Not only are operational costs reduced due to less power consumption and no power backup for air-conditioning, but the probability of system failure (due to failure in the air conditioning unit) is significantly decreased.) The product is highly modular, and can accommodate multiple types of connections to the subscriber, while also providing connectivity and it connects those subscribers to a Core Ethernet Switch via from one to five 1GbE fiber connections, depending on bandwidth needs and degree of desired over subscription.

        QOSTREAM(TM) DIRECTOR: a graphical and point-and-click network management system that provides complete capability for remotely managing and operating the QoStream product line from a remote Network Operations Center
(NOC). The QoStream Director employs the industry standard Simple Network Management Protocol (SNMPv3) for communicating with the PG1000 and the AS5000 network elements and uses standard Management Information Base (MIBs) as well as enterprise-specific MIBs for managing the various capabilities of the system. The QoStream Director provides a complete suite of management capabilities that consists of Fault, Configuration, Accounting, Performance and Security (FCAPS) management as well as topology and resource management. The Director features a Graphical User Interface (GUI) with equipment front panel views, topology views and alarm summaries. The GUI enables NOC personnel to provision bandwidth and Virtual Local Area Network (VLAN) circuits for service providers as well as individual customers with simple point-and-click mechanisms. The QoStream Director is supported in both a small network platform that can manage thousands of network elements, for larger as well as in a large network deployments, in a distributed platform that can support tens of thousands of network elements. The Director also features a northbound interface that supports industry standards for interoperating with higher level network management systems as well as service management systems for service provisioning and billing functions.

        Our other product family consists of stand-alone products that are intended to interface with equipment from other vendors rather than other QoStream devices. These products are administered from an external network management system, are fully standards-compliant, and are designed to be more self-contained. As of December 2005, we announced one product in this family: the HG-V100 Home Gateway.

        HG-V100: A Home Gateway designed to interface with a VDSL2 IPDSLAM. It is similar to the PG1000, but managed via the TR-069 industry standard for DSL device management. As is the case with the PG1000, the HG-V100 supports voice, video, wired data and wireless data. Subscribers connect their devices (standard analog telephones, VoIP telephones, HDTVs, SDTVs, computers, gaming consoles, video cameras, etc.) to the HG-V100 via simple telephone (RJ-12) or data (RJ-45) cables, or via an optional wireless 802.11b/g (WiFi) access point and router. We believe that most of the world's traditional DSL Modems, of which there are about 140 million (according to the market research firm Point Topic) will be replaced with Home Gateways similar to the HG-V100 as subscribers transition to or newly adopt Ultra-broadband services. Furthermore, the transition towards VDSL2 as the interface of choice will continue, according to market research firm Infonetics, growing to 41% of all deployments of DSL infrastructure by 2008.

        HG-V100 (OUTDOOR): The HG-V100 is also available with the same extended range capabilities as the Outdoor QoStream PG1000, and enables a carrier to mount the unit on the exterior of a building in order to more easily gain maintenance access to it.

DEMONSTRATIONS AND FIELD TESTING / COMMERCIAL AVAILABILITY

        Our initial QoStream products were first introduced to the public in their pre-release configurations in June 2004 at the industry's leading trade show and exposition event. The QoStream PG1000, QoStream AS5000, and the QoStream Director were configured so as to interconnect two virtual homes with HDTV, live video, online interactive gaming, Voice over IP, and broadband data via both wired and wireless means. The demonstration successfully showed the capabilities of these systems, including the ability to manage the bandwidth according to the parameters required for each of these applications. Hardened versions of these products for outdoor deployments were demonstrated in October 2004 at another major industry event. On the anniversary of the first demonstration, we introduced our initial VDSL capabilities at the same industry show in June of 2005, and our VDSL2 products in October 2005. In the latter event, we demonstrated three HDTVs, one SDTV, four analog phone lines, and a broadband data service all being transported over 500 feet of copper twisted pair via our PG1000 and AS5000 configured for a FTTB (MDU) application.

        We began to implement plans for the outsourced manufacturing of our products at the close of 2004 with contract manufacturers with operations in the U.S., and had some limited production capabilities by the middle of the second quarter of 2005 for selected products for international field trials. By the beginning of the third quarter of 2005, we had sufficient production capabilities to support additional customer laboratory and field trials in the U.S.

        With production of products underway, we were able to initiate 10 product pilots in 2005 with prospective customers operating in the United States and internationally. Laboratory and field trials such as these are vital for the commercialization process, not only as a prelude to revenue, but also as a means of validating our solutions that can be referenced to other prospective customers.

        Commencing June 2005, we entered into our first sales agreement for our QoStream product line with Tai Long Communications in China. Tai Long is licensed by the Chinese Government to operate broadband customer premise networks (CPN) and ISP networks. In addition, it is licensed as an Internet content provider. Ongoing field trials of our equipment have thus far been successful, and Tai Long is evaluating how to best market these services.

        In October 2005, the Company received an order from CSM Telecom, a Brazilian Telecommunications Service Provider, for QoStream PG1000 Premises Gateways, QoStream AS5000 Aggregation Switches, and the QoStream Director Network Management System, to be deployed in 100 buildings in Florianopolis, Brazil.

        Additionally in October 2005, Hans Communications, a Korean-based CATV and High-Speed Internet Service Provider operating in Mongolia, and Sejong Network Technologies, a Korean distributor and systems integrator of the Company's products announced plans to initially install 100 QoStream PG1000 Premises Gateways in Mongolia.

        In December 2005, Salsgiver Inc., an ISP, agreed to purchase our PG1000 Premises Gateways and AS5000 Aggregation Switches to support their service build-out in the Allegheny Valley Region of

Western Pennsylvania. We shipped our first units under this purchase order in March 2006. This was our first sale in the U.S. market.

OUR STRATEGY

        Our goal is to become a leading designer, developer and distributor of ultra-broadband access equipment and solutions for the provisioning of triple play services. Key elements of our strategy include the following initiatives:

        INTER-OPERABILITY AND VALIDATION WITH KEY VENDOR PARTNERS: Our products do not by themselves provide the complete capability for our customers to implement a revenue generating service. For example, our QoStream AS5000 Aggregation Switch is designed to connect to a large Ethernet Core Switch, which in turn connects to network elements that provide video content, access to the internet, and access to the existing voice network. Our QoStream PG1000 Premises Gateway connects to set top boxes (STBs), telephones, computers and other devices in a home or business. In order to confirm that our products will interoperate with these other products to enable our customer to deploy a revenue generating service, we create small versions of these end-to-end configurations and confirm that services will perform as intended. In some cases where these other products are themselves undergoing considerable changes, we initiate a more encompassing relationship with the leading vendors of these products and directly engage their development teams. We also initiate such relationships when a prospective customer has indicated intent to deploy a particular vendor's products.

        In November 2004, we entered into a formal agreement with Riverstone Networks in which we each committed to undertake interoperability tests to assure that each other's products work together to provide integrated, end-to-end service capabilities. We have also extensively tested our products with equipment from companies such as Adtec Digital, TUT Systems, Verso Technologies, Amino Communications, RCA/Thompson, Cisco Networks, Extreme Networks, Infogate, and Alcatel. In April 2006, we entered into an agreement with Motorola Wireline Networks, Inc. (a subsidiary of Motorola, Inc.) pursuant to which we granted Motorola the exclusive right to distribute our PG 1000 and HG-V100 products to certain specified major telecommunications carriers in the United States and Canada. See "Recent Developments".

        TIME TO MARKET: A founding principal of our company has been to optimize operations for the rapid market evaluation of our products. For reasons that can be discerned from the above characterization of the market there is a strong advantage in being "first-to-market" with a commercial product. In addition, given the highly dynamic nature of this market, it is essential that development directions be acquired from "real-time" market interactions rather than from more insular secondary market research. Accordingly, we have elected to employ significant out-sourcing of non-core functions instead of relying on organic development in order to expedite our ability to get products into the market.

        For most of 2004 and part of 2005, we relied extensively on our initial contract developer, Lucent, to commercialize our prototypes. This allowed us to build our own research and development capacity while simultaneously having product in the market. We also contracted with Wipro Limited in 2004 and 2005 to develop the network management system that we had internally specified and architected. Currently, we continue to outsource non-core development projects or purchase third party hardware or software in order to optimize the use of our own resources and to speed time to market.

        COST REDUCTION INITIATIVES: Our initiative for reducing our variable costs associated with our products has several components. We have modified our engagements with contract manufacturers in order to reduce unit costs while preserving responsiveness and quality. Feedback from customers and prospective customers has allowed us to revise the desired features set and options for our products which can help us, in some cases, to eliminate non-required elements that would otherwise contribute to costs.

        In some cases, we have outsourced development projects to less costly resources in China and India. These options are invoked in only those cases not involving our core technologies and under the assurance that current or prospective critical intellectual property of Amedia is protected.

        VDSL2 INITIATIVES: In 2004, the direction of our company was primarily focused on products that could enable carriers to deploy an Ethernet-based FTTP network. Our belief was that alternatives with more limited bandwidth would not adequately allow carriers to provision triple play services, which we viewed as critical to their future. However, as the VDSL standard evolved towards VDSL2, we reassessed our initial assumptions and recognized that a VDSL2-based Ethernet network using copper twisted pair could be viable for many carriers. Accordingly, we initiated a rapid development effort aimed at being first-to-market with VDSL2-based products.

        o In February 2005, we announced our initial VDSL-based Fiber-to-the-Node / Curb solution that was also designed for use in MDUs - the first of its kind in the market.

        o In October 2005, we announced a VDSL2-based Home Gateway, the HG-V100, that was the first of its kind to be available in the market.

        o In October 2005, we also announced that the HG-V100 would be available in a carrier-grade / hardened version that could be mounted outdoors and reliably operate in temperatures ranging from -40(degree)C to +60(degree)C. This was the first such product announced and available to customers.

        LEVERAGE LEADERSHIP ASSETS: The Amedia leadership team has a rich and lengthy background in telecommunications. Each member of our management team has a long record of interactions with senior executives of many of the major telecommunications firms in the world. Our Board of Directors also has members with considerable industry experience, including a former Chief Technology Officer (CTO) of Bell Laboratories, and a former President of both Lucent's and Nortel's North America Divisions. In addition, in November 2005, we created a Corporate Advisory Board to advise the senior management team on strategic and overall business development. The Advisory Board initially includes individuals who have led major telecommunications companies as the CEO or as a key senior executive, have authored ground-breaking papers and books related to the evolving networking landscape, and have been at the forefront of the implementation of pioneering technologies.

        This level of experience enables us to more aggressively pursue international opportunities, more effectively prepare for commercial deployments, gain insights from senior level executives of major carriers, and implement carrier-grade features at a level uncharacteristic of an enterprise that has only been in operations for fewer than two years.

        LEVERAGE COMPETITIVE ADVANTAGES RELATED TO SERVICE QUALITY: A key factor in the success of any vendor in the ultra-broadband solutions market is their products' ability to independently manage and maintain performance levels of each of the services within a triple play offering. Many early VoIP services were plagued by deteriorating data performance when a telephone was in use. Carriers will not deploy products that result in their subscriber experiencing pixilation or frozen frames on a newly-acquired HDTV every time a phone call is made or a large download of data occurs - they will require more service guarantees for all services. And while a high level of bandwidth and a standards-based implementation are required, they are in and of themselves, not sufficient to insure a satisfactory level of performance.

        Our products have been designed with highly innovative approaches to insure that the performance of each service can be uniquely managed based on service priority and that optimal use of resources is obtained to eliminate dropped packets for high priority services such as video and voice and to minimize overall dropped packets and other factors impacting the quality of those services. We believe our products have a leading position in the market in this respect.

THE LUCENT LICENSE

        In January 2004, we entered our Development and Licensing Agreement with Lucent pursuant to which Lucent developed and is licensing to us the first generation versions of our premises gateway and our aggregation switch. In the course of the development of these components, we concluded that in order for us to compete more effectively in the broadband access market, these components required significant upgrade. Accordingly, since April 2004, we entered into supplementary development agreements with Lucent to upgrade the feature sets on these initial products. Under the Development and Licensing Agreement, we have a worldwide, perpetual and non-exclusive license to use certain specified related Lucent technologies and solutions to develop, market and sell broadband access products. Our initial QoStream products contain Lucent technologies, as well as technologies jointly developed by us and Lucent in the course of the development projects. Subject to certain standard restrictions, we are entitled to sublicense to third parties the rights to manufacture and sell these products. Lucent is not restricted from using pre-existing Lucent technologies or information that is incorporated in these products.

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

        Under the Development and Licensing Agreement, Lucent is entitled to 3.2% of any revenues received by us from the sale or license of products that use their technologies. If Lucent expends substantial sales efforts with respect to any customer (the extent and amount of such sales efforts being subject to mutual prior agreement), then it is entitled to 7% of any revenues receive from such customer.

        Subject to timely payment of all amounts due under the Development and Licensing Agreement (including the royalties and revenue fees), the licenses granted us under the Development and Licensing Agreement continue in perpetuity notwithstanding any termination of that agreement.

MARKETING PLAN

        Our business plan calls for the leadership team to engage in executive level selling with the top-tier global customers; a small direct domestic sales force to address other strategic accounts; and the use of distributors, resellers, sales agents, and other third parties to represent our products with most other prospective customers.

        Market communications programs were implemented to support the Company's brand and value including our participation in key domestic and global trade shows and expositions, event sponsorships, print advertisements, outbound e-mails programs, and web-based initiatives. Thought leadership programs included the authoring of multiple articles by management in industry publications, webinars, speaking engagements at several of leading conferences, and engagements with industry analysts.

        Co-marketing programs have been instituted with several other equipment vendors with whom we interoperate. For example, Riverstone Networks and TUT Systems have both represented our products with their customers, and we have reciprocated.

        In April 2006, we entered into an agreement with Motorola Wireline Networks, Inc. (a subsidiary of Motorola, Inc.) pursuant to which Motorola will distribute under the Motorola brand a family of up to three IP Home Gateway products to be jointly developed by us and Motorola. Additionally, we have granted Motorola the exclusive right to distribute our PG 1000 and HG-V100 products to certain specified major telecommunications carriers in the United States and Canada. See "Recent Developments".

RESEARCH AND DEVELOPMENT

        The market in which we compete is characterized by the rapid introduction of new technology which in turn has precipitated rapidly changing customer interests. As such, we have built a highly responsive technical and research and development group which, as of February 13, 2006, numbers 23 employees. These teams performs hardware and software engineering, systems architecture design, quality assurance, and systems testing.

        As of February 2006, our QoStream products are commercially deployable. Current development efforts are primarily focused toward feature enhancements of our products.

        However, our current and future research and development efforts are subject to our raising funds needed to meet our liquidity needs and realize our business plans.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

        The market for Ultra-broadband access solutions and technologies is characterized by a significant number of laws, regulations, and standards, both domestic and international, some of which are evolving as new technologies are deployed. As our intent is to insure that all of our products are standards based, we seek to and for the most part do conform with all industry wide standardization organizations, which include the DSL Forum, the Institute of Electrical and Electronics Engineers (IEEE,) the American National Standards Institute (ANSI), Telcordia, and the European Telecommunications Standards Institute (ETSI). In addition, our products must meet product safety and electromagnetic compatibility requirements specified by several regulatory agencies, including the Federal Communications Commission (FCC), the Underwriters Laboratories (UL)) safety standards, and the European Union Directive (Community CE mark).. Any additional compliance testing, as required by new customers, will take place in a timely fashion.

MANUFACTURING

        Like many other system vendors in our industry, our business plan contemplates the outsourcing of our primary manufacturing operations. Our contract manufacturers utilize processes and procedures that are generally ISO 9000 certified, and so are those of our component vendors. However, the outsourcing of these operations means that some degree of risks related to delivery schedules, yields, and other factors are external to our immediate control.

        In the fourth quarter of 2004, we entered into an agreement with a leading contract manufactures with facilities in the United States. In addition, we have been evaluating lower cost alternatives and have entered into contract manufacturing agreements with a high quality / lower cost manufacturer with production facilities in China. Going forward, our sourcing strategy will include a combination of manufacturing in the US as well as China depending on volume and manufacturing technology needs.

COMPETITION

        The market for ultra-broadband systems is highly competitive and relatively young, and as such, there is as of yet no clear dominant set of players.

        Our competitors fall into several categories. Among those that offer a similar FTTP ESON-like solution are World Wide Packets, Telco Systems, PacketFront, and Allied Telesyn. Other FTTP competitors who provide a PON solutions include Alcatel, Wave7, Calix, Tellabs, AllOptic, and Motorola.

        The competition associated with FTTN products includes companies that offer an IP-DSLAM with VDSL2 such as Siemens and Alcatel, those with VDSL such as ECI Telecom, and others who have not yet introduced a VDSL or VDSL2 capability such as Adtran, Huawei, and Zhone. This market continues to evolve, and we anticipate that additional entrants - particularly those currently offering DSLAM products - will emerge.

        With respect to Home Gateways, we believe that 2Wire and Netopia are the primary competitors that we face in the market today. And while modems or home routers do not address the same market needs, and their vendors are not currently viewed as competitors, we anticipate that several of them will emerge in the future with a Home Gateway product.

        While it is generally believed that wireless-based systems will not provide the functions or performance required by customers for our QoStream(TM) products, there is a possibility that in the future, companies offering products based on technologies such as WiMAX (802.16) systems or one of several fixed wireless approaches could emerge as competitors.

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

PROPRIETARY RIGHTS

        We own jointly with Lucent all Joint Inventions. We currently rely on a combination of trade secret, patent, copyright and trademark laws, as well as non-disclosure agreements and invention-assignment agreements, to protect our products, the underlying technologies and other proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentations. We are the licensee of those technologies of Lucent that are included in our QoStream Products. Lucent generally maintains, at its expense, U.S. and foreign patent rights with respect to both the licensed technology and its own technology and files and/or prosecutes the relevant patent applications in the U.S. and foreign countries. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop our competitive position. We intend to file patent applications, when appropriate, and to take other actions necessary to protect our technology, improvements to our technology and any specific products we develop.

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

EMPLOYEES

        As of March 31, 2006, we employed on a full time basis 34 employees. Of these employees, 23 are engaged solely in research and development functions and another seven employees are engaged in sales, marketing, and four have primarily administrative functions.

        Subject to raising additional funds to meet our liquidity needs and realize our business plans, we anticipate that we will need to increase the number of our employees, primarily in the research and development as well as in the sales, marketing and operations areas. Our future performance will depend highly upon our ability to attract and retain experienced personnel. The hiring of such personnel is competitive and there can be no assurance that we will be able to attract and retain qualified personnel for the development of our business.

        In addition to full time employees, we also contract with several individuals for both short term and longer term projects.

RECENT DEVELOPMENT

        On April 5, 2006, we entered into a Strategic Alliance Agreement (the "Strategic Alliance Agreement") with Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc., pursuant to which we and Motorola will jointly develop a family of three IP Home gateways (the "Gateway Products") that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. Under the Strategic Alliance Agreement, we have also granted Motorola certain rights with respect to the resale of our products as described below.

        The Strategic Alliance Agreement provides that Motorola will pay us $1.9 million for engineering costs associated with the development of the Gateway Products, approximately 32% of which is payable within 30 days of the effective date of the agreement and the remainder of which is payable in installments on the achievement of certain agreed upon project milestones. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the Gateway Products and, in the event that it does so, we will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination. Upon successful completion of all necessary testing, the Gateway Products will be manufactured by us for exclusive sale to Motorola.

        Under the Strategic Alliance Agreement, we have has granted Motorola the exclusive right to resell our PG1000 and the HG-V100 gateway products, and all derivative or substantially similar products (the "Exclusive Products") to certain specified leading telecommunications carriers and their affiliates (the "Exclusive Customers") for a period of 24 months from the effective date of the agreement as part of Motorola's portfolio of broadband wireline solutions. The exclusivity may be terminated by us unless, among other things, at least one of the Exclusive Customers shall have accepted one of the Exclusive Products for lab testing within one year of the effective date of the Strategic Alliance Agreement and signed a contract to purchase Exclusive Products (which is reasonably expected to result in revenue to us in a specified minimum amount) within 18 months of the effective date of the agreement; provided, however, that if these conditions are satisfied with respect to an Exclusive Customer, then Motorola's exclusivity period for such Exclusive Customer will be extended for an additional 24 months. At all times we retain the right to sell the Exclusive Products to customers other than the Exclusive Customers. In addition, we also granted Motorola the non-exclusive right to resell all of our other existing products worldwide.

        The Strategic Alliance Agreement also provides that we will not, during the term of the agreement and for a period of two years thereafter, directly or indirectly sell to or solicit or accept any order for any of its products from any customer to which Motorola has resold one of our products during the term of the agreement. These provisions will not apply to customers to whom we made sales of products in the twelve months preceding the effective date of the Strategic Alliance Agreement or in the event of termination of the agreement by us for cause or by Motorola for convenience. Notwithstanding the foregoing, if Motorola sources, manufactures or resells a gateway which has substantially the same functionality as our PG1000 or HG-V100 products, the exclusivity and the non-solicitation provisions contained in the Strategic Alliance Agreement shall immediately terminate. We have also agreed that the prices for its products that it charges Motorola will be no higher than the prices that we charge any other reseller, customer or entity.

        The Strategic Alliance Agreement has an initial term of three years which will automatically extend for successive additional one-year terms unless either party gives notice of termination no less than 30 days prior to the expiration date of the then-current term. The agreement may be terminated by Motorola at any time on 30 days notice and by either party if the other ceases to do business in the ordinary course or defaults on its material obligations, representations or warranties under or otherwise materially breaches the Agreement subject, except in the case of payment failures, to a 30-day cure period.

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

AVAILABLE INFORMATION

        Our Internet website is located at http://www.amedia.com. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

        The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

                                  RISK FACTORS

        Our business and strategy are subject to many risks discussed below. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

                          RISKS CONCERNING OUR BUSINESS

        WE HAVE A HISTORY OF LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

        Since inception, we have incurred significant net losses. We incurred net losses applicable to common stockholders of $12,941,282 and $8,322,211 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $58,167,320. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and semiconductor technology. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk

Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expense levels on research and development, continuing product design and enhancements, manufacturing, marketing, sales and administration as we begin to aggressively market our products. These expenditures will necessarily precede the realization of substantial revenues from the sale of our QoStream(TM) products or any future product.

        OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY IN THE FUTURE.

        We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due. We require additional funds to repay secured loans aggregating approximately $3 million (of which approximately $1.5 million are scheduled to mature on April 21, 2006 and $1.5 million in June 2006), to continue to meet our other liquidity needs and satisfy our current business plan. We will need to raise additional funds to pay existing current liabilities as they come due, as well as to meet our operating requirements, prior to the receipt of revenues.
At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and if needed, and we may have to accept terms that would adversely affect our stockholders. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business. Even after we begin to sell our products, we do not yet know what payment terms will be required by our customers or if our products will be successful.

        We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities.

        Our independent registered public accountants have included an explanatory paragraph in their report accompanying our audited consolidated financial statements for the year ended December 31, 2005 relating to the uncertainty of our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. We believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

        A DEFAULT BY US UNDER OUR BRIDGE LOAN WOULD ENABLE THE LENDERS TO TAKE CONTROL OF ALL OF OUR ASSETS.

        In December 2005, we entered into a bridge loan agreement pursuant to which two institutional investors loaned us the aggregate principal amount of $1,000,000 (net of offering related fees and expenses) and we issued to the investors secured promissory notes in the aggregate principal amount of

$1,080,000, which reflects an original issue discount on the principal amount of the loan of 8% through the stated maturity thereof. The notes will mature on the date that is the earlier of (i) the date on which we consummates a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to us of at least $2 million or (ii) April 21, 2006. To secure our obligations under the bridge loan agreement, we granted the investor a security interest in all of our assets (including, without limitation, our intellectual property) pursuant to the terms and conditions of a security interest agreement. In January 2006, in connection with our entering into a bridge loan agreement pursuant to which three private investors loaned us the aggregate principal amount of $500,000 (net of offering related fees and expenses), the security interest agreement was amended to include the three private investors among the secured parties thereunder. While we are currently in discussion with these investors respecting an extension of the scheduled maturity date of April 21, 2006, pending our obtaining long-term financing, no assurance can be provided that we will be successful in obtaining such extension on commercially acceptable terms. In addition, in March 2006, we borrowed an additional $1.5 million in aggregate principal amount from one of the investors who participated in the December 2005 bridge loan. These loans are scheduled to mature on the earlier of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to us of at least $3.5 million or (ii) June 1, 2006. Our obligations under the March 2006 bridge loan agreements are secured by a lien on all our assets (including, without limitation, our intellectual property) pursuant to the terms and conditions of a security interest agreement. The security interest terminates upon payment or satisfaction of all of our obligations under the bridge loan agreements. We believe that will be able to satisfy these bridge loans when due only by raising funds from the sale of our debt or equity instruments. We currently have no commitment for such funds. A default by us under either bridge loan agreement would enable the investors to foreclose on all of our assets. The investors have no operating experience in our line of business and any foreclosure could force us to substantially curtail or cease our operations.

        IF OUR INITIAL QOSTREAM FAMILY OF PRODUCTS IS NOT SUCCESSFUL IN THE MARKET, WE MAY NOT BE ABLE TO GENERATE SUBSTANTIAL REVENUES OR ACHIEVE SUSTAINED PROFITABILITY.

        Our success is substantially dependent on the success of our QoStream products, the first of which became commercially available in January 2005. In June 2005, we commenced limited commercial deployment of our QoStream product line. If the market accepts our QoStream products, then we expect that these products will account for the vast majority of our net revenue in the future. If our QoStream products are unsatisfactory, or if we are unable to generate significant demand for these products, or we fail to develop other significant products, our business may be materially and adversely affected.

        We have been engaged in the broadband access solutions business since only March 2004. Given our lack of operating history, it is difficult to predict our future results. Investors should consider the risks and uncertainties that we may encounter as a development-stage company in a new and unproven market. These uncertainties include:

        o our ability to design and engineer products having the desired technological features in a cost efficient manner;
        o consumer demand for, and acceptance of products utilizing our technologies;
        o our ability to demonstrate the benefits of our products and services to end users;
        o       our unproven and evolving products;
        o our ability to expand the product offering and technological interface of our product base to encompass sophisticated business applications and other in-house wiring options;
        o       unfavorable economic conditions in the technology industry;
        o our ability to raise funds when needed on commercially acceptable terms;
        o decreased capital spending on technology due to adverse economic conditions; and
        o       global economic conditions.

        OUR RELATIONSHIP WITH MOTOROLA IS VERY IMPORTANT TO US BECAUSE WE HAVE GRANTED TO MOTOROLA EXCLUSIVE DISTRIBUTION RIGHTS FOR OUR PG 1000 AND HG-V100 PRODUCTS WITH RESPECT TO MOST OF THE LARGEST TELECOMMUNICATION CARRIERS IN THE UNITED STATES AND CANADA.

        On April 5, 2006, we entered into a three-year agreement with Motorola to jointly develop a family of IP Home Gateway (IPTV Gateways) that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform. Under this agreement we have granted Motorola the exclusive right to resell our PG1000 and the HG-V100 products, and all derivative or substantially similar products (the "Exclusive Products") to certain specified telecommunications carriers and their affiliates (the "Exclusive Customers") for a period of 24 months from the effective date of the agreement as part of Motorola's portfolio of broadband wireline solutions. These exclusive customers serve a majority of all access lines in the United States and Canada. The exclusivity may be terminated by us unless, among other things, at least one of the Exclusive Customers shall have accepted one of the Exclusive Products for lab testing within one year of the effective date of the Strategic Alliance Agreement and signed contract to purchase Exclusive Products (which is reasonably expected to result in revenue to us in a specified minimum amount) within 18 months of the effective date of the agreement; provided, however, that if these conditions are satisfied with respect to an Exclusive Customer, then Motorola's exclusivity period for such Exclusive Customer will be extended for an additional 24 months. The Strategic Alliance Agreement also provides that we will not, during the term of the agreement and for a period of two years thereafter, directly or indirectly sell to or solicit or accept any order for any of its products from any customer to which Motorola has resold one of our products during the term of the agreement, subject to certain exceptions. If Motorola sources, manufactures or resells a gateway which has substantially the same functionality as our PG1000, the exclusivity and the non-solicitation provisions contained in the Strategic Alliance Agreement shall immediately terminate.

        Under the terms of the agreement, Motorola is responsible for promoting and marketing our PG 1000 and HG-V100 products to the specified telecommunications carriers. Motorola has the discretion to determine the staffing and resources it allocates to resell our products to the carriers. In addition, under the agreement, Motorola is entitled to terminate at its convenience the development IPTV Gateway program before the completion of its development. If Motorola elects to so terminate the development program, the referred to exclusive distribution rights for our other products continue in full force and effect, subject to the terms of the agreement. We currently expect that sales through Motorola, if any, will account for a major portion of our revenues for at least fiscal year 2007. We believe that the rapid penetration of our products to telecommunications carriers to be important to our success. If we are unable to effectively manage and maintain our relationship with Motorola or for any reason Motorola cannot successfully market our products, our business will be materially adversely affected. In addition, our condition could be adversely affected by changes in the financial condition of Motorola or by any changes to Motorola's business.

        IF OUR THIRD-PARTY COLLABORATORS DO NOT EFFECTIVELY MARKET AND SERVICE OUR PRODUCTS, WE MAY NOT GENERATE SIGNIFICANT REVENUES OR PROFITS FROM SALES OF OUR PRODUCTS.

        We utilize third parties, such as system vendors, consultants, value added resellers and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party collaborators. We believe that the establishment of a network of third-parties with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party collaborators to sell and service our products effectively and to provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. We cannot assure you that our partners will successfully sell or assist us in selling our products or provide us with adequate customer of support. If these relationships are terminated or otherwise disrupted our operating performance and financial results may be adversely affected.

        WE ARE HIGHLY DEPENDENT ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS AND BECAUSE OF COMPETITION FOR QUALIFIED PERSONNEL WE MAY NOT BE ABLE TO RECRUIT OR RETAIN NECESSARY PERSONNEL.

        Our continued growth and success depend to a significant degree on the continued services of our Chief Executive Officer and President, Mr. Frank Galuppo, and other key employees and our ability to attract and retain highly skilled and experienced technical, managerial, sales and marketing personnel. While we have recruited a management team with significant experience and expertise in the broadband access field, as we enter this new line of business, we also expect to encounter new product development challenges, new customer requirements, new competitors and other new business challenges, with which our existing management may be unfamiliar. There can be no assurance that we will be successful in recruiting new personnel or in retaining existing personnel. Except for our Chief Executive Officer (and President) and our Chief Financial Officer, none of our current employees is subject to a long-term employment agreement. The loss of one or more key employees or our inability to attract additional qualified employees could have a material adverse effect on our business, results of operations and financial condition. In addition, we may experience increased compensation costs in order to attract and retain skilled employees.

        WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE AND RAPIDLY EVOLVING BROADBAND COMMUNICATIONS MARKET.

        The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Competition falls into several categories. The companies that offer a solution similar to the one utilized in our QoStream products include World Wide Packets and Allied Telesyn. Other competitors, including Alcatel, Salira, Optical Solutions, Motorola, UT Starcom and Wave 7 Optics, are positioning solutions employing a different technological approach. We will also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our QoStream products are designed to address. The development of copper based alternative solutions to fiber optic transmission by competitors, particularly systems companies that also manufacture modules, could significantly limit our prospects and harm our competitive position. There is also a possibility that certain wireless technologies could provide some measure of competition.

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

        Additionally, under the Development and Licensing Agreement, we have a non-exclusive, worldwide and perpetual license to develop and market FTTP products utilizing Lucent technologies and solutions. Lucent has agreed, through January 2014, not to use technologies specifically developed under the Development and Licensing Agreement and subsequent supplemental agreements for the purpose of developing or selling any products that may directly compete with our products. Lucent is not restricted from using pre-existing Lucent technologies or information contained in these products. We can provide no assurance that Lucent will not in fact design, develop and market technologies or products that serve the same functionality as our QoStream products. We cannot predict the ease with which Lucent would be able to develop and market products substantially similar in function or design to our product line. Additionally, if for whatever reason Lucent elects to terminate the Development and Licensing Agreement, then no assurance can be provided that it will be bound by this no-compete provision. If Lucent were to successfully develop and market such similar products, then our prospects and proposed business would be materially adversely affected.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

        We have and intend to continue to sell our products internationally. Our international operations and activities subject us to a number of risks, including the risk of political and economic instability, difficulty in managing foreign operations, potentially adverse taxes, higher expenses and difficulty in collection of accounts receivable in some of these countries. We do not currently cover known or anticipated operating exposures through foreign currency exchange option or forward contracts.

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

        LEGAL AND REGULATORY DEVELOPMENTS COULD HAVE ADVERSE CONSEQUENCES FOR OUR BUSINESS.

        The jurisdiction of the Federal Communications Commission (FCC) extends to the entire communications industry in the United States, including potential customers for products utilizing our solutions. Future FCC regulations affecting the broadband access industry may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our prospective product line into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations regarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

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

        THE BROADBAND ACCESS SOLUTIONS MARKET IS HIGHLY CYCLICAL.

        We are engaged in the broadband access solutions industry, which is cyclical and subject to rapid technological change. Recently, the industry has begun to emerge from a significant downturn characterized by diminished product demand, accelerated erosion of prices and excess production capacity. The most recent downturn was and future downturns in the industry may be severe and prolonged. Future downturns in the broadband communications industry, or any failure of this industry to fully recover from its most recent downturn, could seriously impact our business plan. This industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products in future periods.

        IF WE DO NOT DEVELOP OR ACQUIRE AND INTRODUCE NEW AND ENHANCED PRODUCTS ON A TIMELY BASIS, OUR PRODUCTS MAY BE RENDERED OBSOLETE.

        The markets for our broadband access communication products are characterized by rapidly changing technology. The introduction of products by others based on new or more advanced technologies could render our products obsolete and unmarketable. Therefore, our ability to build on our existing technologies and products to develop and introduce new and enhanced products in a cost effective and timely manner will be a critical factor in our ability to grow and compete. We cannot assure you that we will develop new or enhanced products successfully and in a timely manner. Further, we cannot assure you that the market will accept new or enhanced products. Our failure to develop new or enhanced products, including our failure to develop or acquire the technology necessary to do so, would have a material adverse effect on our business.

        IF OUR COMPETITORS INTRODUCE BETTER OR CHEAPER PRODUCTS, OUR PRODUCTS MAY NOT BE PROFITABLE TO SELL OR TO CONTINUE TO DEVELOP.

        The business in which we engage is highly competitive. Advances in technology, product improvements and new product introductions, as well as marketing and distribution capabilities, and price competition influence success. Failure to keep pace with product and technological advances could adversely affect our competitive position and prospects for growth. Our products compete with those being offered by larger, traditional computer industry participants who have substantially greater financial, technical, marketing and manufacturing resources than us. We cannot assure you that we will be able to compete successfully against these competitors or that competitive pressures faced by us would not adversely affect our business or operating results.

        THERE MAY BE SIGNIFICANT LIMITATIONS TO THE UTILIZATION OF NET OPERATING LOSSES TO OFFSET FUTURE TAXABLE INCOME.

        We estimate that we have a net operating loss carry-forward (NOL) of approximately $32 million, which will be available to offset future U.S. taxable income subject to limitations under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. TTR Ltd., the Company's wholly owned Israeli subsidiary, has a net operating loss carry-forward of approximately $6 million available to offset future taxable income in Israel. No assurance can be provided that under prevailing law all, or even any part, of the NOL will be available to offset future income.

                          RISKS CONCERNING OUR PRODUCTS

        OUR QOSTREAM PRODUCT LINE REMAINS SUBJECT TO SIGNIFICANT UNCERTAINTY AND MAY NOT BE ACCEPTED IN THE MARKETPLACE.

        Our QoStream products are designed to deliver broadband access over a deployed FTTP system. Certain of these products have been delivered to prospective customers for their evaluation and since June 2005 there have been limited commercial deployments. These products have not been commercially proven in their current form.

        The market for products related to broadband access is characterized by uncertain user and customer requirements, and the emergence of new communications standards and practices. Each of these characteristics could impact our QoStream product line and prospective products, intellectual property and system designs. Our success is subject to the risks that:

        o our products are found to be ineffective for the intended purposes;
        o the products are uneconomical to manufacture or market or do not achieve broad market acceptance; and
        o third parties hold proprietary rights that preclude us from marketing our products.

        Significant undetected errors or delays in new products or releases may affect market acceptance of our products. There can be no assurance that, despite extensive testing, errors will not be found in our initial QoStream products or subsequent releases after the commencement of commercial shipments, resulting in loss of customers or failure to achieve market acceptance. In addition, the technologies utilized in our QoStream product line will need to be compatible with a broad array of disparate technologies in order to be interoperable with other products routinely used in the broadband communications industry such as routers, switches and operating systems. Without compatibility, we may not achieve market acceptance or demand for our proposed products within our target base of customers because they will not inter-operate with many of the applications the target customers currently use.

        WE WILL RELY ON THIRD PARTIES TO PROVIDE CERTAIN COMPONENTS FOR OUR PRODUCTS. IF OUR VENDORS FAIL TO DELIVER THEIR PRODUCTS IN A RELIABLE, TIMELY AND COST-EFFICIENT MANNER, OUR BUSINESS WILL SUFFER.

        We expect to depend on relationships with third parties such as contract manufacturing companies, chip design companies and others who may be sole source providers of key, leading edge technology components critical for our proposed products. If these service providers or other providers of exclusive proprietary technology do not produce these components on a timely basis, if the components do not meet our specifications and quality control standards, or if the components are otherwise flawed, we may have to delay product delivery, or recall or replace unacceptable products. In addition, such failures could damage our reputation and could adversely affect our operating results. As a result, we could lose potential customers and any revenues that we may have at that time may decline dramatically.

        WE MAY NOT BE ABLE TO MEET OUR PRODUCT DEVELOPMENT OBJECTIVES OR MARKET EXPECTATIONS.

        Our product development and enhancement efforts are inherently difficult to manage and keep on schedule and there can be no assurance that we will be able to meet our development objectives or to meet market expectations. In addition to development delays, we may experience substantial cost overruns in completing development of our products. Our QoStream products may contain undetected flaws. There can be no assurance that, despite testing by us and by potential customers, flaws will not be found in our QoStream products, resulting in loss of or delay in market acceptance. We may be unable, for technological or other reasons, to develop and introduce our products in a timely manner in response to changing customer requirements. Further, there can be no assurance that a competitor will not introduce similar products. The introduction by a competitor of either similar products or a superior alternative may diminish our technological advantage, render our products and technologies partially or wholly obsolete, or require substantial re-engineering of these products in order to become commercially acceptable. Our failure to maintain our product development schedules, avoid cost overruns and undetected errors or introduce products that are superior to competing products would have a materially adverse effect on our business, financial condition and results of operations.

        WE MAY NOT BE ABLE TO PROTECT INTELLECTUAL PROPERTY INHERENT IN OUR PRODUCTS AGAINST THIRD-PARTY INFRINGEMENTS OR CLAIMS OF INFRINGEMENT.

        Under the Development and Licensing Agreement, we and Lucent jointly hold the rights to any intellectual property developed in the course of the development of the technologies underlying our QoStream products. Lucent owns the rights to pre-existing Lucent technologies included in any product that we market. The failure to protect these intellectual property rights may result in a loss of the right to use these technologies. We plan to rely on patent, trade secret, trademark and copyright law to protect these intellectual property rights. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, there can be no assurance that any patents will be issued pursuant to any patent application or that patents issued pursuant to such application will not be invalidated, circumvented or challenged. Moreover, there can be no assurance that the rights granted under any such patents will provide competitive advantages to us or be adequate to safeguard and maintain our proprietary rights. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

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

                     RISKS CONCERNING OUR CAPITAL STRUCTURE

        FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

        As of April 7, 2006, we had 75 million authorized shares of Common Stock, of which 26,363,460 shares of our Common Stock were issued and outstanding. As of April 7, 2006, an additional 31,177,927 shares are reserved for issuance upon conversion of outstanding shares of our Series A Preferred Stock or Series B Preferred Stock or exercise of outstanding options or warrants to purchase Common Stock. Many of the above options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

        Additionally, our board of directors has the authority, without further action or vote of our stockholders, to issue all or any part of the shares of our Common Stock that are authorized for issuance and neither issued nor reserved for issuance. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our Common Stock. In addition, in order to raise capital that we need at today's stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our Common Stock.

        These issuances would dilute the percentage ownership interests of our current stockholders, which will have the effect of reducing their influence on matters on which our stockholders vote, and might dilute the book value of our Common Stock. Our stockholders may incur additional dilution of net tangible book value if holders of stock options or warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our Common Stock.

        Additionally, we require additional funds to continue to meet our liquidity needs and maintain our operations as presently conducted and to realize our business plan.

        WE HAVE A LIMITED NUMBER OF AUTHORIZED SHARES OF COMMON STOCK AVAILABLE FOR ISSUANCE AND IF OUR STOCKHOLDERS DO NOT APPROVE AN INCREASE IN THE AUTHORIZED NUMBER OF SHARES OF OUR COMMON STOCK WE WILL BE UNABLE TO RAISE ADDITIONAL CAPITAL.

        As of April 7, 2006, we had 75 million authorized shares of Common Stock, of which 26,363,460 shares of our Common Stock were issued and outstanding and an additional 31,177,927 shares are reserved for issuance upon conversion of outstanding shares of our Series A Preferred Stock or Series B Preferred Stock or exercise of outstanding options or warrants to purchase Common Stock. While we have obtained a non-binding agreement-in-principle of one of our investors to waive the reservation requirement with respect to approximately 1.3 million shares issuable upon exercise of warrants that were issued to such investor, thereby enabling us to use these shares for capital raising purposes, we need to memorialize this agreement in a legally binding document. Accordingly, at present, we have only 17,456,613 shares of Common Stock available for issuance. We intend to propose at our 2006 annual meeting of stockholders that our stockholders approve an increase in our authorized number of shares of Common Stock. If our stockholders do not approve of the increase in the number of authorized shares of Common Stock, our ability to raise additional capital through the issuance of Common Stock or securities convertible into or exercisable for our Common Stock will be severely limited.

        OUR BOARD OF DIRECTORS' RIGHT TO AUTHORIZE THE ISSUANCE OF ADDITIONAL SHARES OF PREFERRED STOCK COULD ADVERSELY IMPACT THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

        Our board of directors currently has the right to designate and authorize the issuance up to an additional 4,862,500 shares of our preferred stock, in one or more series, with such voting, dividend and other rights as our directors may determine. The board of directors can designate new series of preferred stock without the approval of the holders of our Common Stock. The rights of holders of our Common Stock may be adversely affected by the rights of any holders of shares of preferred stock that may be issued in the future, including without limitation dilution of the equity ownership percentage of our holders of Common Stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

        Further, our board of directors and our shareholders have approved at our 2005 annual stockholders meeting a proposal granting to our Board of Directors the authority to effect a reverse stock split of our issued and outstanding Common Stock in the range of 1:3 to 1:6, at the Board's discretion solely for the purpose of qualifying for quotation of the Nasdaq National Market, the SmallCap Market or the American Stock Exchange and only following satisfaction of all listing requirements but for the minimum per share price. While we do not currently meet the other listing criteria of these exchanges, if at any time prior to our 2006 annual meeting we were to satisfy these criteria, then the Board of Directors may exercise this authority at any time on or before the date of our 2006 annual meeting of stockholders. The Board of Directors also has the authority not to effect the reverse split in such timeframe. If effected, the reverse stock split would result in a reduction in the number of shares of our Common Stock issued and outstanding and an associated increase in the number of authorized shares which would be unissued and available for future issuance after the reverse stock split. Such shares could be used for any proper corporate purpose including, among others, future financing transactions. Presently, we have no intention of exercising this authority prior to the 2006 annual meeting, even if were to meet the other listing criteria.

        OUR STOCK PRICE IS VOLATILE.

        The trading price for our Common Stock has been volatile. The price has changed dramatically over short periods, including changes of over 50% percent in a single day. An investment in our Common Stock is subject to such volatility and, consequently, is subject to significant risk.

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

ITEM 2. DESCRIPTION OF PROPERTY

        We do not own any real property. Our corporate headquarters are located at 2 Corbett Way, Eatontown, New Jersey 07724 and are currently comprised of approximately 14,700 square feet. The term of the lease on our offices began in May 2005 and was for originally approximately 9,300 square feet. In November 2005, we modified the lease and let an additional 1,900 square feet of office premise. In December 2005, we further modified the lease to let an additional 3,500 feet. The lease is in effect through May 2010. From May through October 2005, our monthly lease payments were approximately $9,800. Beginning November 2005 and continuing through February 2006, total monthly payments under the modified lease are approximately $12,600. From March 2006 lease payments are as follows: for the first lease year, approximately $19,000 (after giving effect to agreed upon rent credits for such year); for the second lease year, monthly payments of approximately $24,500; for the third lease year, monthly payments of approximately $25,000; for the fourth lease year, monthly payments of approximately $25,500; and for the fifth lease year, monthly payments of approximately $25,700.

        We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        We are not involved in any pending legal proceedings that we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a special meeting of our stockholders held on December 27, 2005, we submitted to the vote of our stockholders a proposal to increase the number of shares of Common Stock we are authorized to issue from 75,000,000 to 100,000,000 shares. The special meeting was adjourned without any action taken by our stockholders due to the absence of a quorum.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is traded on Nasdaq's OTC Bulletin Board under the symbol "AANI". Prior to May 28, 2004, our Common Stock was quoted under the symbol "TTRE". Although trading in our Common Stock has occurred on a relatively consistent basis, the volume of shares traded has been limited. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

        The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on April 7, 2006 was $1.16 per share.

                                                     LOW       HIGH
                                                     ----      ----
        Year Ended December 31, 2005
            First Quarter                           $0.82      $1.36
            Second Quarter                          $0.82      $1.26
            Third Quarter                           $0.76      $1.09
            Fourth Quarter                          $0.75      $1.00

        Year Ended December 31, 2004
            First Quarter                           $ 0.25     $1.00
            Second Quarter                          $ 0.52     $1.05
            Third Quarter                           $ 0.76     $1.15
            Fourth Quarter                          $ 0.85     $2.00


        As of April 7, 2006, there were approximately 169 holders of record of our Common Stock. We believe that a significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

DIVIDEND POLICY

        We have paid no dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future with respect to the Common Stock. It is the present policy of our board of directors to retain all earnings to provide funds for our growth. The declaration and payment of dividends in the future will be determined by our board based upon our earnings, financial condition, capital requirements and such other factors as our board may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

        The following paragraph sets forth certain information with respect to all securities sold by us during the year ended December 31, 2005 without registration under the Securities Act and not previously included in a Quarterly Report on Form 10-QSB.

        1. In December 2005, we issued to two institutional investors five-year warrants to purchase in the aggregate up to 500,000 shares of our Common Stock at an exercise price of $1.50 per share. The warrants were issued pursuant to a bridge loan agreement between us and the investors, under which the investors loaned us the aggregate amount of $1,000,000 (before the payment of offering related fees and expenses).

        All of the securities issued in the transaction described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in the transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access to information about us. The transaction described above did not involve general solicitation or advertising.

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

OVERVIEW

        We are engaged in the design, development and marketing of next-generation technology-based broadband access solutions for voice, video and data services. Our initial products are designed to deliver "triple play" (voice, video and data) broadband communication. These products are designed for placement at various points in the network infrastructure layout. We are marketing our initial products to communications carriers, municipal authorities and communication equipment companies.

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

PLAN OF OPERATIONS

        Our initial QoStream products are ready for FTTP deployment and are inter-operable with most installed FTTP communications networks and equipment.

        Our products are designed and generally positioned in the market as a comprehensive and integrated solution for network operators for the parts of their networks that connect to a served premises. In October 2005, we introduced a new product, our HG-V100 Home Gateway, that was designed and is being positioned in the market as a stand-alone device that is interoperable with other vendors' network access equipment. This product became available on a limited basis in December 2005.

        We are continuously upgrading our product line to encompass sophisticated network interfaces, expanded feature sets and increased inter-operability with in-house wiring, including copper based facilities. For example, in December 2005, we unveiled new features on our QoStream 500 Aggregator Switch and QoStream PG1000 Premises Gateway products that are designed to enable a network operator to connect to a home or office and provide sufficient bandwidth to enable voice, data, and video services over the existing copper wires already in the ground. Additional feature upgrades that we are working on include the ability for our Gateways to distribute services within a served premise over existing copper coaxial cables and possibly over telephone wires.

        Subject to raising additional funds, we anticipate that we will continue to significantly increase our investment in research and development efforts and marketing, sales and operations over the next 12 months.

INITIAL COMMERCIALIZATION OF QOSTREAM PRODUCT LINE

        In June 2005, we entered into the first sale agreement for our QoStream product line with Tai Long Communication of China. Tai Long is licensed by the Chinese government to operate broadband customer premise networks and ISP networks and as an Internet content provider. As Tai Long ramps-up its nationwide access project, they intend to implement FTTP-based services using our products, subject to ongoing field testing.

        In October 2005, we received an order from CSM Telecom, a Brazilian telecommunications service provider, for QoStream PG1000 Premises Gateways, QoStream AS5000 Aggregation Switches, and the QoStream Director Network Management System, to be deployed in 100 buildings in Florianopolis, Brazil.

        Also in October 2005, Hans Communications, a Korean-based CATV and high-speed ISP operating in Mongolia, and Sejong Network Technologies, a Korean distributor and systems integrator of our products, announced plans to initially install 100 QoStream PG1000 Premises Gateways in Mongolia.

        In December 2005, Salsgiver Inc., an ISP, agreed to purchase our PG1000 Premises Gateways and AS5000 Aggregation Switches to support their service build-out in the Allegheny Valley Region of

Western Pennsylvania. We shipped our first units under this purchase order in March 2006. This was our first sale in the U.S. market.

        Our business involves the development of new broadband access products with no significant market penetration. We cannot predict when or to what extent our QoStream product line or future extended applications will begin to produce significant revenues, or whether we will ever reach profitability.

        In April 2006, we entered into an agreement with Motorola Wireline Networks, Inc. (a subsidiary of Motorola, Inc.) pursuant to which Motorola will distribute under the Motorola brand a family of up to three IP Home Gateway products to be jointly developed by us and Motorola. Additionally, we have granted Motorola the exclusive right to distribute our PG 1000 and HG-V100 products to certain specified major telecommunications carriers in the United States and Canada. See "Recent Developments".

        Subject to our receipt of additional capital infusion, over the next twelve months we anticipate that we will be expanding products applications to encompass sophisticated business applications and other in-house wiring, including copper networks as well as satisfying our obligations under the agreement with Motorola. Accordingly, we anticipate that we will be significantly increasing our investment in research and development efforts and marketing.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004.

        SALES AND COSTS OF GOODS SOLD. Revenues for the year ended December 31, 2005 were $5,548 and were derived from unit sales of the QoStream product line and related hardware. We recorded revenues for the first time during the quarter ended March 31, 2005. Cost of goods sold in the amount of $6,078 for the year ended December 31, 2005 exceeded sales resulting in negative gross profit. Certain of the units were sold to a customer at a discount to the anticipated market price due to the necessity of further testing and evaluation. No revenues or cost of goods were recorded for the year ended December 31, 2004.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties.

        For the years ended December 31, 2005 and 2004, our research and development expenses were $3,975,852 and $3,222,695, respectively. The increase in research and development expenses during 2005 as compared to 2004 is primarily attributable to the increase in amounts incurred for personnel, contracted labor and certain materials and supplies used in product development and enhancement.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution.

        Sales and marketing expenses for the years ended December 31, 2005 and 2004 were $2,422,999 and $505,313, respectively. The increase in sales and marketing expenses during 2005 as compared to 2004 is primarily attributable to the hiring of additional marketing and sales personnel during 2005 and other marketing costs, such as trade shows.

        GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant components of general and administrative costs include professional fees for legal, accounting and other services. General and administrative expenses for the years ended December 31, 2005 and 2004 were $2,209,171 and $1,860,959, respectively. The increase in general and administrative expenses during the 2005 period compared to the 2004 period is primarily attributable to the hiring of additional executive and staff positions.

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

        We do not participate in, nor has it created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes and uses derivative financial instruments primarily for managing its exposure to changes in interest rates.

STOCK-BASED COMPENSATION

        As permitted under SFAS 123, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements. Had we applied the fair value recognition provision of SFAS 123 for the years ended December 31, 2005 and 2004, we would have recognized stock-based compensation expense of $715,511 and $868,925, respectively.

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon the adoption of this pronouncement on January 1, 2006 the Company expects to record additional stock compensation expense. As of December 31, 2005, there is approximately $1,117,183 of future employee stock based compensation costs that will be expensed over a three year period from 2006 through 2008.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

        Capitalization of software development costs in accordance with SFAS No. 86 begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs commences when the related products become available for general release to customers.

LIQUIDITY AND CAPITAL RESOURCES

        Cash balances totaled approximately $424,415 at April 7, 2006, $333,787 at December 31, 2005 and $2,275,377 at December 31, 2004.

        Net cash used during fiscal 2005 consisted of operating activities of approximately $8.0 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $1.9 million used in investing activities.

        Net cash provided by financing activities was approximately $8.0 million in fiscal 2005 compared to approximately $4.6 million in fiscal 2004. Net cash provided by financing activities in fiscal 2005 was the result of proceeds from the issuance of Series B Preferred Stock amounting to $7,084,170 and proceeds from notes payable of $877,470, in each case net of financing costs.

        Net cash provided by financing activities in fiscal 2004 was the result of proceeds from the issuance of Series A Preferred Stock amounting to $4,642,430, net of financing costs.

        From our inception in August 1994, we have financed our operations through the sale of our securities. The proceeds from the sale of our Copy Protection Business in May 2003 were also used to finance our operations. Below is a summary of our recent financings.

        In August 2004, we completed a private placement to certain private and institutional investors of shares of our Series A Convertible Preferred Stock, par value $0.001, as well as related warrants, for aggregate gross proceeds of $5.25 million. We received net proceeds of approximately $4.6 million from the private placement, following the repayment of offering related expenses. In March 2005, certain of the warrant holders exercised their warrants for aggregate net cash proceeds to us of approximately $189,000.

        On April 5, 2005, we entered into a bridge loan agreement with an institutional investor pursuant to which the investor loaned us the principal amount of $1,500,000 at a per annum interest rate of 7%. We received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. On April 26, 2005, we repaid to the investor $1,505,178 from the proceeds of the 2005 Private Placement referred to below, representing the outstanding principal amount of the bridge loan and interest accrued thereon.

        On April 26, 2005, we completed a private placement to certain individual and institutional investors of 60,000 shares of our newly designated Series B 8% Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, we sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement completed in April 2005, the "2005 Private Placement"). We received aggregate net proceeds of approximately $5,590,000 from the closings of the 2005 Private Placement, following repayment of the outstanding principal and accrued interest on the bridge loan referred to above and payment of offering related expenses.

        On December 22, 2005, we entered into a bridge loan agreement with two institutional investors pursuant to which we borrowed $1.0 million from these investors. After payment of due diligence fees and transaction related fees and expenses, we received net proceeds of $877,470. An amount equal to 108% of the principal amount of the loan is due and payable on the date (the "Maturity Date") that is the earlier of April 21, 2006 or the date we effect a financing transaction or series of transactions resulting in gross proceeds to us of at least $2 million. On January 20, 2006, we entered into a bridge loan agreement on identical terms with three private investors pursuant to which we borrowed an additional $500,000. An amount equal to approximately 106% of the principal amount of the loan is due and payable on the Maturity Date. We are currently in the process of negotiating an extension to the scheduled maturity date of April 21, 2006; however, no assurance can be provided that we will be successful in obtaining such extension on commercially reasonable terms or at all. Additionally, in February and March 2006, we entered into bridge loan agreements with one of the institutional investors who participated in the December 2005 bridge loan pursuant to which we borrowed

$1.5 million in aggregate principal amount. After payment of due diligence fees and transaction related fees and expenses, we received aggregate net proceeds of $1,338,410 from these loans. An amount equal to approximately 106% of the aggregate principal amount of the loans is due and payable on the date that is the earlier of June 1, 2006 or the date we effect a financing transaction or series of transactions resulting in gross proceeds to us of at least $3.5 million. In April 2006, we entered into a bridge loan agreement with two institutional investors pursuant to which we borrowed $450,000 in aggregate principal amount. After payment of due diligence fees and transaction related fees and expenses, we received aggregate net proceeds of $401,500 from this loan. An amount equal to approximately 103.667% of the aggregate principal amount of this loan is due and payable on the date that is the earlier of June 1, 2006 or the date we effect a financing transaction or series of transactions resulting in gross proceeds to us of at least $3.5 million. We may prepay these loans in whole or in part at any time without penalty. These loans are secured by a lien on all of our assets.

        We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due. We require additional funds to repay the bridge loans upon their scheduled maturity, continue to meet our liquidity needs, maintain operations and realize our business plan. We currently anticipate that we will be able to satisfy our operating requirements and current liabilities solely through raising additional funds from third party investors. Management is aggressively seeking to raise capital that will provide the funds needed to continue our business operations and realize our business plans. In December 2005, we engaged an investment bank to assist us, on a best efforts basis, in raising funds. The period during which the investment bank was entitled to provide such services to us on an exclusive basis expired in March 2006. To date, we have not received a financing proposal from any investor introduced to us by the investment bank. We have received a non-binding financing proposal from a party not introduced to us by the investment bank which is subject to, among other things, the negotiation and execution of legally binding agreements. Presently, we do not have any commitment from any person regarding any additional capital and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds on an immediate basis, we will need to further curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations. If the warrants issued to the purchasers of the Series B Preferred Stock, which have a per share exercise prices $1.50, are exercised by these holders for cash in a net amount sufficient for our needs, we may be able to generate working capital to satisfy some of our operating needs. No assurance can be provided, though, that these warrants will in fact be exercised in amounts sufficient for our needs. If these warrants are not so exercised, we will need to raise additional funds through public or private sales of equity securities or borrowings.

        Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

        Our independent registered public accounting firm's report accompanying our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. This qualification may make it more difficult for us to raise additional capital when needed. We believe that there are conditions that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

        Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. The inability to obtain such financing will have a material adverse effect on our condition and prospects.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon the adoption of this pronouncement on January 1, 2006 the Company expects to record additional stock compensation expense. As of December 31, 2005, there is approximately $1,117,183 of future employee stock based compensation costs that will be expensed over a three year period from 2006 through 2008.

        In October 2004, the FASB ratified Emerging Issues Task Force ("EITF") 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

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

        In September 2005, the FASB ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005.

        EITF Issues 05-7 and 05-8 do not currently have an effect on our consolidated financial position or results of operations.

        In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

        The information called for by this Item 7 is included following the "Index to Consolidated Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last calendar year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

        None.

                                    PART III

        The information called for by Items 9, 10, 11, 12 and 14 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2005 and such information is incorporated herein by reference.

ITEM 13. EXHIBITS

3.1     Certificate of Incorporation of the Company dated July 14, 1994. (1)

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated August 17, 1994. (2)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company dated January 30, 1999. (3)

3.4 Certificate of Amendment to the Certificate of Incorporation of the Company dated December 21, 1999. (3)

3.5 Certificate of Amendment to the Certificate of Incorporation of the Company dated July 15, 2000. (4)

3.6     By-Laws of the Company, as amended. (2)

4.1     Specimen Common Stock Certificate. (1)

4.2     Form of Warrant issued by the Company to certain investors. (3)

4.3     Form of Agent Warrant issued by the Company to certain agents. (3)

4.4 Certificate of Designations of Rights and Preferences of the Series A Convertible Preferred Stock of the Company. (10)

4.5 Form of Common Stock Purchase Warrant issued by the Company to certain investors. (10)

4.6 Form of Common Stock Purchase Warrant issued by the Company to certain placement agents. (10)

4.7 Form of Common Stock Purchase Warrant issued by the Company to the investor identified therein. (10)

4.8 Certificate of Designations of Rights and Preferences of the Series B Convertible Preferred Stock of the Company. (11)

4.9 Form of Common Stock Purchase Warrant issued by the Company to certain investors as of April 26, 2005. (11)

4.10    Form of Secured Promissory Note issued on December 22, 2005. (13)

4.11    Form of Five-Year Warrant issued on December 22, 2005. (13)

10.1    1996 Incentive and Non-Qualified Stock Option Plan, as amended. (2)

10.2    The Company's 2000 Equity Incentive Plan. (5)

10.3    The Company's Non-Executive Directors Stock Option Plan. (5)

10.4    The Company's 2002 Non-Employee Directors Stock Option Plan. (6)

10.5 Asset Purchase Agreement dated as of November 4, 2002 among the Company, Macrovision Corporation and Macrovision Europe Ltd. (7)

10.6 Termination and Settlement Agreement dated as of January 28, 2004 between the Company and Judah Marvin Feigenbaum. (8)

10.7 Stock Option Agreement dated as of January 28, 2004 between the Company and Judah Marvin Feigenbaum. (8)

10.8 Development and Licensing Agreement dated as of January 6, 2004 between the Company and Lucent Technologies Inc. (9)

10.9 Amendment to the Development and Licensing Agreement between the Company and Lucent Technologies, Inc. (9)

10.10 Employment Agreement dated as of March 3, 2004 between the Company and Frank Galuppo. (8) +

10.11 Form of Securities Purchase Agreement dated as of July 30, 2004 among the Company and purchasers of the Convertible Preferred Stock. (10)

10.12 Form of Registration Rights Agreement dated as of July 30, 2004 among the Company and certain investors identified therein. (10)

10.13 Private Equity Credit Agreement dated as of August 9, 2004 by and between the Company and the investor identified therein. (10)

10.14 Registration Rights Agreement dated as of August 9, 2004 by and between the Company and the investor identified therein. (10)

10.15 Lease dated as of February 9, 2005 between 2 Corbett Way, LLC and the Company. (11)

10.16 Form of Securities Purchase Agreement dated as of April 22, 2005 among the Company and certain investors identified therein. (11)

10.17 Form of Registration Rights Agreement dated as of April 22, 2005 among the Company and certain investors identified therein. (11)

10.18 Employment Agreement dated May 12, 2005 between the Company and James D. Gardner. (12)+

10.19   Form of Bridge Loan Agreement dated as of December 15, 2005. (13)

10.20 Security Interest Agreement dated as of December 15, 2005 among the Company and the investors named therein and Krieger and Prager, as agent for the secured parties. (13)

14.1    Code of Business Conduct. (8)

15. Subsidiary of Amedia: TTR Technologies, Ltd., an Israeli corporation, wholly-owned.

23.1    Consent of Marcum & Kliegman, LLP.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Section 1350 Certification.

+       Management Agreement

(1) Filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-11829) filed on September 12, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-32662) filed on March 16, 2000 and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Annual Report on Form 10-K filed for the year ended December 31, 2001 and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Revised Definitive Proxy Statement for the 2002 Annual meeting of Stockholders, and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Proxy Statement and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Definitive Proxy Statement filed on February 10, 2004 and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 12, 2004 and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 28, 2005 and incorporated herein by reference.

(13) Filed as an exhibit to the Registrant's Registration Statement on Form S-2 (File No. 333-126351) filed on July 1, 2005 and incorporated herein by reference.

(14) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 22, 2005 and incorporated herein by reference.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act the issuer caused this report to be signed by the undersigned thereunto duly authorized.


DATE: APRIL 17, 2006                /S/ FRANK GALUPPO
                                    -----------------
                                    FRANK GALUPPO
                                    CHIEF EXECUTIVE OFFICER AND DIRECTOR

DATE: APRIL 17, 2006                /S/ JD GARDNER
                                    --------------
                                    JD GARDNER
                                    CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                           DATE

/s/ JUAN MENDEZ                 CHAIRMAN, DIRECTOR              APRIL 17,2006
---------------
JUAN MENDEZ


/s/ FRANK GALUPPO               PRESIDENT, CHIEF EXECUTIVE      APRIL 17,2006
-----------------               OFFICER AND DIRECTOR
FRANK GALUPPO


/s/ RICHARD ROSENBLUM           DIRECTOR                        APRIL 17,2006
---------------------
RICHARD ROSENBLUM


/s/ BOB MARTIN                  DIRECTOR                        APRIL 17,2006
--------------
BOB MARTIN


/s/ GERALD BUTTERS              DIRECTOR                        APRIL 17,2006
------------------
GERALD BUTTERS

                                INDEX TO AUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet
  At December 31, 2005                                                       F-2

Consolidated Statements of Operations
  for the Years Ended December 31, 2005 and 2004                             F-3
  and from Inception (July 14, 1994) to December 31, 2005

Consolidated Statements of Comprehensive Loss
  for the Years Ended December 31, 2005 and 2004                             F-4
  and from Inception (July 14, 1994) to December 31, 2005

Consolidated Statements of Stockholders' (Deficiency) Equity
  from Inception (July 14, 1994) to December 31, 2005                        F-5

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 2005 and 2004                             F-6
  and from Inception (July 14, 1994) to December 31, 2005

Notes to the Consolidated Financial Statements                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Amedia Networks, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Amedia Networks, Inc. and Subsidiary (a development stage company) (the "Company") as of December 31, 2005 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from January 1, 2003 to December 31, 2005 (for which the statements of operations and cash flows are not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedia Networks, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from July 14, 1994 (Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses resulting in cash flow deficiencies from operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter also is described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MARCUM & KLIEGMAN LLP

New York, New York
February 27, 2006 (except for Note 13A(ii), as to which the date is March 13, 2006, Note 13A(iii), as to which the date is April 7, 2006, Note 13C, as to which the date is March 2, 2006, Note 13D, as to which the date is April 5, 2006, Note 13E, as to which the date is April 12, 2006, and Note 13F, as to which the date is April 7, 2006)

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2005

                                     ASSETS

Current assets
   Cash and cash equivalents                                   $        333,787
   Inventories                                                          929,017
   Prepaid expenses                                                      79,193
                                                               -----------------

   Total current assets                                               1,341,997
                                                               -----------------

Property and equipment - net                                            690,884
                                                               -----------------

Other assets
   Capitalized software costs                                         1,260,382
   Deferred financing costs                                             112,323
   Security deposit                                                      46,750
                                                               -----------------

   Total other assets                                                 1,419,455
                                                               -----------------

      Total assets                                             $      3,452,336
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
   Accounts payable                                            $      1,456,578
   Accrued expenses                                                     561,817
   Notes payable, net of unamortized discounts of $172,945              907,055
   Current portion of capital leases                                      4,965
                                                               -----------------

   Total current liabilities                                          2,930,415
                                                               -----------------

Long-term liabilities
   Capital leases, less current maturities                               12,265
                                                               -----------------

      Total liabilities                                               2,942,680
                                                               -----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
  5,000,000 shares authorized;
  Series A convertible preferred stock,
  52,500 shares authorized; 21,178 issued and outstanding
  ($2,117,800 liquidation preference)                                        21
  Series B convertible preferred stock,
  85,000 shares authorized; 71,150 issued and outstanding
  ($7,115,000 liquidation preference)                                        71
Common stock, $.001 par value;
  75,000,000 shares authorized; 22,315,851
  issued and outstanding                                                 22,316
Additional paid-in capital                                           58,781,193
Deficit accumulated during the development stage                    (58,167,320)
Deferred compensation                                                  (126,625)
                                                               -----------------

   Total stockholders' equity                                           509,656
                                                               -----------------

      Total liabilities and stockholders' equity               $      3,452,336
                                                               =================


                 See Notes to Consolidated Financial Statements.


                                             AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                   From
                                                                                                                Inception
                                                                                    Twelve Months               (July 14,
                                                                                        Ended                    1994) to
                                                                                     December 31,              December 31,
                                                                                2005             2004              2005
                                                                                ----             ----              ----
Sales                                                                     $          5,548   $           -   $         5,548
                                                                          -----------------  --------------  ----------------

Cost of goods sold                                                                   6,078               -             6,078
                                                                          -----------------  --------------  ----------------

Gross loss                                                                            (530)              -              (530)
                                                                          -----------------  --------------  ----------------

Expenses
     Research and development (1)                                                3,975,852       3,222,695        13,358,917
     Sales and marketing (1)                                                     2,422,999         505,313        12,722,327
     General and administrative (1)                                              2,209,171       1,860,959        22,691,083
     Bad debt expense                                                                    -               -           161,000
                                                                          -----------------  --------------  ----------------
Total expenses                                                                   8,608,022       5,588,967        48,933,327
                                                                          -----------------  --------------  ----------------

Operating loss                                                                  (8,608,552)     (5,588,967)      (48,933,857)
                                                                          -----------------  --------------  ----------------

Other expense (income)
     Legal settlement                                                                    -               -           565,833
     Late filing penalty on preferred stock registration                            86,742         199,500           286,242
     Realized gain of foreign currency translation                                       -         (81,007)          (81,007)
     Loss on investment                                                                  -               -            17,000
     Other income                                                                        -               -           (75,000)
     Net losses of affiliate                                                             -               -         1,196,656
     Impairment loss on investment in affiliate                                          -               -           748,690
     Revenue from copy protection business                                               -               -          (125,724)
     Gain on sale of copy protection business                                            -               -        (5,708,328)
     Gain on sale of investment in affiliate                                             -               -           (40,000)
     Loss on disposition of fixed assets                                             1,692               -            30,873
     Amortization of deferred financing costs                                            -               -         4,516,775
     Impaired offering costs                                                       267,404               -           267,404
     Interest income                                                               (36,006)        (24,988)         (984,735)
     Interest expense                                                              286,889               -         2,253,036
                                                                          -----------------  --------------  ----------------

Total other expense                                                                606,721          93,505         2,867,715
                                                                          -----------------  --------------  ----------------

Net loss                                                                  $     (9,215,273)  $  (5,682,472)  $   (51,801,572)
                                                                          =================  ==============  ================

Deemed dividend on convertible preferred stock                                   3,076,104       2,494,753         5,570,857
Dividend on convertible preferred stock                                            649,905         144,986           794,891
                                                                          -----------------  --------------  ----------------

Net loss applicable to common stockholders                                $    (12,941,282)  $  (8,322,211)  $   (58,167,320)
                                                                          =================  ==============  ================

Per share data:

     Basic and diluted                                                    $          (0.64)  $       (0.51)
                                                                          =================  ==============

Weighted average number
    of common shares used in
    basic and diluted loss per share                                            20,378,250      16,440,630
                                                                          =================  ==============

(1) Includes non-cash,  stock-based compensation expense as follows:

     Research and development                                             $         18,573   $           -   $       474,812
     Sales and marketing                                                                 -               -         5,336,558
     General and administrative                                                     73,592          85,850         5,772,355
                                                                          -----------------  --------------  ----------------

                                                                          $         92,165   $      85,850   $    11,583,725
                                                                          =================  ==============  ================

                                        See Notes to Consolidated Financial Statements.


                                             AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                                                  From
                                                                                                               Inception
                                                                                         Year                  (July 14,
                                                                                        Ended                   1994) to
                                                                                     December 31,             December 31,
                                                                                2005             2004             2004
                                                                                ----             ----             ----

Net loss                                                                  $     (9,215,273)  $  (5,682,472)  $   (51,801,572)

Other comprehensive loss
     Foreign currency translation adjustments                                            -         (81,007)                -
                                                                          -----------------  --------------  ----------------

            Comprehensive loss                                            $     (9,215,273)  $  (5,763,479)  $   (51,801,572)
                                                                          =================  ==============  ================


                                        See Notes to Consolidated Financial Statements.


                                                AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                               Preferred Stock
                                                      Series A               Series B             Common Stock
                                                 Shares     Amount      Shares     Amount      Shares      Amount
                                                --------   --------    --------   --------   ----------   --------
Balances at July 14, 1994 (date of inception)          -   $      -           -   $      -            -   $      -

Issuances of common stock, par value $.001
   Services rendered                                                                          1,200,000      1,200
   Cash                                                                                       1,200,000      1,200

Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 1994                                                                 2,400,000      2,400

Common stock contributed                                                                       (561,453)      (561)
Issuances of common stock, par value $.001
   Services rendered                                                                            361,453        361
Stock options and warrants granted
Foreign currency translation adjustment
Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 1995                                                                 2,200,000      2,200

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467                                                       850,000        850
Foreign currency translation adjustment
Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 1996                                                                 3,050,000      3,050

Common stock contributed                                                                       (135,000)      (135)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551                                                      908,000        908
   Services rendered                                                                             74,000         74
   Exercise of options                                                                          374,548        375
Common stock subscriptions
Sale of Underwriters warrants
Stock options and warrants granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 1997                                                                 4,271,548      4,272

Common stock subscriptions                                                                       16,000         16
Common Stock forfeited                                                                       (1,000,000)    (1,000)
Transfer of temporary equity to permanent
   capital                                                                                       15,000         15
Issuances of common stock, par value $.001
   Cash                                                                                          41,667         42
   Services rendered                                                                            244,000        244
Stock options and warrants granted (cancelled)
Discount relating to shares and warrants issued                                                 156,111        156
Amortization of deferred compensation
Warrant exchange                                                                                432,000        432
Foreign currency translation adjustment
Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 1998                                                                 4,176,326      4,177

Issuances of common stock, par value $.001
   Cash                                                                                         314,774        315
   Services rendered                                                                          1,227,000      1,227
   Exercise of option                                                                         1,714,952      1,715
Stock options granted  (cancelled)
Conversion of debt into common stock                                                          3,220,508      3,221
Fair value of warrants associated with
   financing agreement
Amortization of deferred compensation
Value assigned to beneficial conversion
   feature of convertible notes
Foreign currency translation adjustment
Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 1999                                                                10,653,560     10,654

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000                                                    3,680,937      3,681
   Services rendered                                                                             16,269         16
   Exercise of options and warrants                                                           3,005,574      3,006
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 2000                                                                17,356,340     17,357

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                             237,556        238
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 2001                                                                17,593,896     17,594

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                             667,671        668
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 2002                                                                18,261,567     18,262

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                              60,000         60
Stock options granted (forfeited)
Amortization of deferred compensation
Macrovision sale                                                                             (1,880,937)    (1,881)
Foreign currency translation adjustment
Net income
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 2003                                                                16,440,630     16,441

Issuances of preferred stock and warrants,
   net of offering costs of $607,570              52,500         52
Issuance of warrants
Stock options and warrants granted
Amortization of deferred compensation
Realized gain of foreign currency translation
Net loss
Deemed dividend on convertible preferred stock
Dividend on convertible preferred stock
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 2004                     52,500         52                          16,440,630     16,441

Issuances of Series B preferred stock and
   warrants,                                                             77,650         78
Series A preferred stock converted into common   (31,322)       (31)                          4,176,262      4,176
Series B preferred stock converted into common                           (6,500)        (7)     643,564        644
Warrants issued for Note Payable
Warrants issued for bridge loan
Stock options and warrants granted
Stock warrants exercised                                                                        251,827        252
Amortization of deferred compensation
Accrued penalty paid in common stock                                                             15,200         15
Impaired offering costs
Net loss
Deemed dividend on convertible preferred stock
Dividend on convertible preferred stock                                                         788,368        788
                                                --------   --------    --------   --------   ----------   --------
Balances at December 31, 2005                     21,178  $      21      71,150   $     71   22,315,851     22,316
                                                ========   ========    ========   ========   ==========   ========



                                                                                         Foreign       Accumulated
                                                     Common Stock       Additional       Currency         During
                                                      Subscribed          Paid-in      Translation      Development
                                                  Shares      Amount      Capital       Adjustment         Stage
                                                 --------   ----------   ----------   --------------   -------------

Balances at July 14, 1994 (date of inception)           -   $        -   $        -   $            -   $           -

Issuances of common stock, par value $.001
   Services rendered
   Cash                                                                      23,800

Net loss                                                                                                     (42,085)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 1994                           -            -       23,800                          (42,085)

Common stock contributed                                                        561
Issuances of common stock, par value $.001
   Services rendered                                                         17,712
Stock options and warrants granted                                              600
Foreign currency translation adjustment                                                       22,652
Net loss                                                                                                    (896,663)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 1995                           -            -       42,673           22,652        (938,748)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467                                   362,683
Foreign currency translation adjustment                                                       35,044
Net loss                                                                                                  (1,121,211)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 1996                           -            -      405,356           57,696      (2,059,959)

Common stock contributed                                                        135

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551                                5,000,440
   Services rendered                                                        832,551
   Exercise of options                                                        3,370
Common stock subscriptions                          16,000     100,000
Sale of Underwriters warrants                                                    80
Stock options and warrants granted                                        1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment                                                      (19,667)
Net loss                                                                                                  (4,119,612)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 1997                      16,000      100,000    8,117,275           38,029      (6,179,571)

Common stock subscriptions                        (16,000)    (100,000)      99,984
Common Stock forfeited                                                        1,000
Transfer of temporary equity to permanent
   capital                                                                   77,141
Issuances of common stock, par value $.001
   Cash                                                                      24,958
   Services rendered                                                        620,344
Stock options and warrants granted (cancelled)                             (255,992)
Discount relating to shares and warrants issued                             486,307
Amortization of deferred compensation
Warrant exchange                                                               (432)
Foreign currency translation adjustment                                                       41,386
Net loss                                                                                                  (5,578,540)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 1998                           -            -    9,170,585            79,415    (11,758,111)

Issuances of common stock, par value $.001
   Cash                                                                     225,140
   Services rendered                                                      1,669,548
   Exercise of option                                                     1,401,660
Stock options granted  (cancelled)                                        4,449,015
Conversion of debt into common stock                                      3,376,748
Fair value of warrants associated with
   financing agreement                                                    3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion
   feature of convertible notes                                             572,505
Foreign currency translation adjustment                                                      (22,444)
Net loss                                                                                                 (13,072,237)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 1999                           -            -   24,710,602           56,971     (24,830,348)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000                               13,266,319
   Services rendered                                                        114,609
   Exercise of options and warrants                                         220,716
Stock options granted                                                     2,028,720
Amortization of deferred compensation
Foreign currency translation adjustment                                                      (10,725)
Net loss                                                                                                  (4,796,693)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 2000                           -            -   40,340,966           46,246     (29,627,041)

Issuances of common stock, par value $.001
   Exercise of options and warrants                                          17,012
Stock options granted                                                       168,604
Amortization of deferred compensation
Foreign currency translation adjustment                                                       (9,312)
Net loss                                                                                                  (5,498,637)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 2001                           -            -   40,526,583           36,934     (35,125,678)

Issuances of common stock, par value $.001
   Exercise of options and warrants                                           1,314
Stock options granted                                                         5,696
Amortization of deferred compensation
Foreign currency translation adjustment                                                       47,336
Net loss                                                                                                  (5,244,751)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 2002                           -            -   40,533,593           84,270     (40,370,429)

Issuances of common stock, par value $.001
   Exercise of options and warrants
Stock options granted (forfeited)                                            (3,611)
Amortization of deferred compensation
Macrovision sale                                                           (656,506)
Foreign currency translation adjustment                                                       (3,263)
Net income                                                                                                 3,466,602
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 2003                           -            -   39,873,476           81,007     (36,903,827)

Issuances of preferred stock and warrants,
   net of offering costs of $607,570                                      4,642,378
Issuance of warrants                                                        267,404
Stock options and warrants granted                                          179,379
Amortization of deferred compensation
Realized gain of foreign currency translation                                                (81,007)
Net loss                                                                                                  (5,682,472)
Deemed dividend on convertible preferred stock                            2,494,753                       (2,494,753)
Dividend on convertible preferred stock                                                                     (144,986)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 2004                           -            -   47,457,390               -      (45,226,038)

Issuances of Series B preferred stock and
   warrants,                                                              7,084,092
Series A preferred stock converted into common                               (4,145)
Series B preferred stock converted into common                                 (637)
Warrants issued for Note Payable                                            108,660
Warrants issued for bridge loan                                             104,985
Stock options and warrants granted                                          125,261
Stock warrants exercised                                                    188,978
Amortization of deferred compensation
Accrued penalty paid in common stock                                         14,121
Impaired offering costs                                                                                      267,404
Net loss                                                                                                  (9,215,273)
Deemed dividend on convertible preferred stock                            3,076,104                       (3,076,104)
Dividend on convertible preferred stock                                     626,384                         (649,905)
                                                 --------   ----------   ----------   --------------   -------------
Balances at December 31, 2005                           -   $        -   58,781,193   $                $ (58,167,320)
                                                 ========   ==========   ==========   ==============   =============



                                                       Deferred           Deferred
                                                    Offering Costs      compensation          Total
                                                   ----------------   ----------------   ---------------

Balances at July 14, 1994 (date of inception)      $              -   $              -   $             -

Issuances of common stock, par value $.001
   Services rendered                                                                               1,200
   Cash                                                                                           25,000

Net loss                                                                                         (42,085)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 1994                                     -                  -           (15,885)

Common stock contributed
Issuances of common stock, par value $.001
   Services rendered                                                                              18,073
Stock options and warrants granted                                                                   600
Foreign currency translation adjustment                                                           22,652
Net loss                                                                                       (896,663)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 1995                                     -                  -          (871,223)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $11,467                                                        363,533
Foreign currency translation adjustment                                                           35,044
Net loss                                                                                      (1,121,211)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 1996                                     -                  -        (1,593,857)

Common stock contributed                                                                               -

Issuances of common stock, par value $.001
   Cash, net of offering costs of $832,551                                                     5,001,348
   Services rendered                                                          (500,000)          332,625
   Exercise of options                                                                             3,745
Common stock subscriptions                                                                       100,000
Sale of Underwriters warrants                                                                         80
Stock options and warrants granted                                          (1,875,343)                -
Amortization of deferred compensation                                          972,567           972,567
Foreign currency translation adjustment                                                          (19,667)
Net loss                                                                                      (4,119,612)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 1997                                     -         (1,402,776)          677,229

Common stock subscriptions                                                                             -
Common Stock forfeited                                                                                 -
Transfer of temporary equity to permanent
   capital                                                                                        77,156
Issuances of common stock, par value $.001
   Cash                                                                                           25,000
   Services rendered                                                          (620,588)                -
Stock options and warrants granted (cancelled)                                 255,992                 -
Discount relating to shares and warrants issued                                                  486,463
Amortization of deferred compensation                                        1,173,139         1,173,139
Warrant exchange                                                                                       -
Foreign currency translation adjustment                                                           41,386
Net loss                                                                                      (5,578,540)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 1998                                     -           (594,233)       (3,098,167)

Issuances of common stock, par value $.001
   Cash                                                                                          225,455
   Services rendered                                                          (445,725)        1,225,050
   Exercise of option                                                                          1,403,375
Stock options granted  (cancelled)                                            (613,435)        3,835,580
Conversion of debt into common stock                                                           3,379,969
Fair value of warrants associated with
   financing agreement                                                                         3,845,400
Amortization of deferred compensation                                        1,374,518         1,374,518
Value assigned to beneficial conversion
   feature of convertible notes                                                                  572,505
Foreign currency translation adjustment                                                          (22,444)
Net loss                                                                                     (13,072,237)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 1999                                     -           (278,875)         (330,996)

Issuances of common stock, par value $.001
   Cash, net of offering costs of $730,000                                                    13,270,000
   Services rendered                                                                             114,625
   Exercise of options and warrants                                                              223,722
Stock options granted                                                       (2,028,720)                -
Amortization of deferred compensation                                        1,527,024         1,527,024
Foreign currency translation adjustment                                                          (10,725)
Net loss                                                                                      (4,796,693)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 2000                                     -           (780,571)        9,996,957

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                               17,250
Stock options granted                                                         (168,604)                -
Amortization of deferred compensation                                          909,959           909,959
Foreign currency translation adjustment                                                           (9,312)
Net loss                                                                                      (5,498,637)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 2001                                     -            (39,216)        5,416,217

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                                1,982
Stock options granted                                                           (5,696)                -
Amortization of deferred compensation                                           35,251            35,251
Foreign currency translation adjustment                                                           47,336
Net loss                                                                                      (5,244,751)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 2002                                     -             (9,661)          256,035

Issuances of common stock, par value $.001
   Exercise of options and warrants                                                                   60
Stock options granted (forfeited)                                                3,611                 -
Amortization of deferred compensation                                            6,050             6,050
Macrovision sale                                                                                (658,387)
Foreign currency translation adjustment                                                           (3,263)
Net income                                                                                     3,466,602
                                                   ----------------   ----------------   ---------------
Balances at December 31, 2003                                     -                  -         3,067,097

Issuances of preferred stock and warrants,
   net of offering costs of $607,570                                                           4,642,430
Issuance of warrants                                       (267,404)                                   -
Stock options and warrants granted                                            (179,379)                -
Amortization of deferred compensation                                           85,850            85,850
Realized gain of foreign currency translation                                                    (81,007)
Net loss                                                                                      (5,682,472)
Deemed dividend on convertible preferred stock                                                         -
Dividend on convertible preferred stock                                                         (144,986)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 2004                              (267,404)           (93,529)        1,886,912

Issuances of Series B preferred stock and
   warrants,                                                                                   7,084,170
Series A preferred stock converted into common
Series B preferred stock converted into common
Warrants issued for Note Payable                                                                 108,660
Warrants issued for bridge loan                                                                  104,985
Stock options and warrants granted                                            (125,261)                -
Stock warrants exercised                                                                         189,230
Amortization of deferred compensation                                           92,165            92,165
Accrued penalty paid in common stock                                                              14,136
Impaired offering costs                                     267,404
Net loss                                                                                      (9,215,273)
Deemed dividend on convertible preferred stock                                                         -
Dividend on convertible preferred stock                                                          (22,733)
                                                   ----------------   ----------------   ---------------
Balances at December 31, 2005                      $                  $       (126,625)  $       509,656
                                                   ================   ================   ===============

                 See Notes to Consolidated Financial Statements.


                                                 AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                         From
                                                                                         Twelve Months                 Inception
                                                                                             Ended                  (July 14, 1994)
                                                                                          December 31,              to December 31,
                                                                                    2005              2004               2005
                                                                                    ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $    (9,215,273)  $    (5,682,472)   $   (51,801,572)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                                                   123,117             9,908          1,086,382
      Forgiveness of note receivable, officer                                               -                 -            100,000
      Loss from disposition of fixed assets                                             1,692                 -            197,065
      Bad debt expense                                                                      -                 -            161,000
      Amortization of note discount and finance costs                                 130,907                 -          4,797,132
      Impaired offering costs                                                         267,404                 -            267,404
      Foreign currency translation adjustment and realized gain                             -           (81,007)           (82,535)
      Beneficial conversion feature of convertible debt                                     -                 -            572,505
      Stock, warrants and options issued for services and settlement                   92,165            85,850         11,756,686
      Payment of common stock issued with guaranteed selling price                          -                 -           (155,344)
      Net losses of affiliate                                                               -                 -          1,196,656
      Impairment loss on investment in affiliate                                            -                 -            748,690
      Gain on sale of Copy Protection Business                                              -                 -         (5,708,328)
      Gain on sale of investment in affiliate                                               -                 -            (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                                 -                 -                554
        Inventories                                                                  (929,017)                -           (929,017)
        Prepaid expenses                                                               51,008            90,377           (108,851)
        Other assets                                                                  (46,750)                -            (46,750)
        Accounts payable                                                            1,189,706           173,726            909,384
        Accrued expenses                                                              316,970           229,992          1,657,591
        Accrued severance pay                                                               -           (64,734)          (122,363)
        Interest payable                                                                    -                 -            251,019
                                                                              ----------------  ----------------   ----------------

      Net cash used by operating activities                                        (8,018,071)       (5,238,360)       (35,292,692)
                                                                              ----------------  ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                      -                 -             68,594
   Purchases of property and equipment                                               (643,360)         (159,783)        (1,805,745)
   Intangible asset                                                                (1,260,382)                -         (1,260,382)
   Proceeds from sale of Copy Protection Business                                           -                 -          5,050,000
   Proceeds from sale of investment in affiliate                                            -                 -             40,000
   Investment in ComSign, Ltd.                                                              -                 -         (2,000,000)
   Increase in note receivable, officer                                                     -                 -           (100,000)
   Increase in note receivable                                                              -                 -           (130,000)
   Increase in organization costs                                                           -                 -             (7,680)
                                                                              ----------------  ----------------   ----------------

      Net cash used by investing activities                                        (1,903,742)         (159,783)          (145,213)
                                                                              ----------------  ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of convertible preferred stock                        7,084,170         4,642,430         11,726,600
   Proceeds from exercise of warrants                                                 189,230                 -            189,230
   Proceeds from issuance of common stock                                                   -                 -         21,177,354
   Stock offering costs                                                                     -                 -           (475,664)
   Deferred financing costs                                                          (122,530)                -           (804,842)
   Proceeds from note payable                                                       1,000,000                 -          1,000,000
   Proceeds from short-term borrowings                                                      -                 -          1,356,155
   Payments on capital lease obligations                                               (2,928)                -             (2,928)
   Proceeds from long-term debt                                                             -                 -          2,751,825
   Proceeds from convertible debentures                                                     -                 -          2,000,000
   Repayment of short-term borrowings                                                       -                 -         (1,357,082)
   Repayments of long-term debt                                                             -                 -         (1,615,825)
   Dividends paid to preferred stockholders                                          (167,719)                -           (167,719)
                                                                              ----------------  ----------------   ----------------

      Net cash provided by financing activities                                     7,980,223         4,642,430         35,777,104
                                                                              ----------------  ----------------   ----------------

Effect of exchange rate changes on cash                                                     -                 -             (5,412)
                                                                              ----------------  ----------------   ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (1,941,590)         (755,713)           333,787

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      2,275,377         3,031,090                  -
                                                                              ----------------  ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $       333,787   $     2,275,377    $       333,787
                                                                              ================  ================   ================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the periods for:
        Interest                                                              $         5,514   $             -    $       482,492
                                                                              ================  ================   ================

      Non-cash investing and financing activities:

        Deemed dividend in connection with sale
          of convertible preferred stock                                      $     3,076,104   $     2,494,753    $     5,570,857
                                                                              ================  ================   ================

        Accrual of dividend on convertible preferred stock                    $             -   $       144,986    $       144,986
                                                                              ================  ================   ================

        Deferred offering costs                                               $             -   $       267,404    $       267,404
                                                                              ================  ================   ================

        Deferred compensation                                                 $             -   $       179,379    $       179,379
                                                                              ================  ================   ================

        Issuance of common stock warrants in connection
          with note payable                                                   $       108,660   $             -    $       108,660
                                                                              ================  ================   ================

        Original issue discount on notes payable                              $        80,000   $             -    $        80,000
                                                                              ================  ================   ================

        Issuance of common stock warrants in connection
          with bridge loan                                                    $       104,985   $             -    $       104,985
                                                                              ================  ================   ================

        Capital leases                                                        $        20,158   $             -    $        20,158
                                                                              ================  ================   ================

        Late filing penalty on preferred stock registration
          paid in common stock                                                $        14,136   $             -    $        14,136
                                                                              ================  ================   ================


                                           See Notes to Consolidated Financial Statements.

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

Amedia Networks, Inc. (hereinafter, the "Company" or "Amedia"), is a development stage company that designs, develops and markets technology-based broadband access solutions for voice, video and data services. The Company's products are designed to provide key functionality that enables service providers to deliver "triple play" (voice, video and data) broadband communication to their subscribers. These products are designed for placement at various points in the network infrastructure layout and can be deployed with optical fibers as well as with copper wires. A significant portion of the core technologies underlying the Company's initial products were co-developed with Lucent Technologies, Inc. ("Lucent") at Lucent's Bell Labs in New Jersey pursuant to a Development and Licensing Agreement with Lucent dated as of January 6, 2004 (the "Development and Licensing Agreement") entered into by the Company and Lucent. Under the Development and Licensing Agreement, Lucent has granted to Amedia a worldwide and perpetual non-exclusive license to manufacture, develop and sell products designed to deliver broadband based access solutions utilizing the Lucent owned technologies and related patents. The Company is marketing its initial products to communications carriers, municipal authorities and communication equipment companies.

The Company has been engaged in the broadband access communications business since March 2004. From its inception in July 1994 through May 2003, Amedia was primarily engaged in the business of designing and developing technologies that provide copy protection for electronic content distributed on optical media and the Internet under the name of "TTR Technologies, Inc." In May 2003, the Company sold its copy protection business. In May 2004, the Company changed its name to "Amedia Networks, Inc."

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses for the past several years, the majority of which are related to the development of the Company's copy protection business which it sold in May 2003. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying consolidated financial statements, as of December 31, 2005, the Company had a cash balance of $333,787 and incurred a net loss applicable to common stockholders of $12,941,982 for the year ended December 31, 2005. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's future operations are dependent upon management's ability to find sources of additional equity capital. The Company needs to raise additional funds on an immediate basis to continue to meet its liquidity needs, repay short-term loans that mature on April 21, 2006, realize its current business plan and maintain operations. Management of the Company is continuing its efforts to secure funds through equity and/or debt instruments for its operations. In December 2005, the Company engaged an investment bank to assist the Company, on a best efforts basis, in raising funds. The period during which the investment bank was entitled to provide such services to the Company on an exclusive basis expired in

March 2006. To date, the Company has not received a financing proposal from any investor introduced to it by the investment bank. The Company has received a non-binding financing proposal from a party not introduced to it by the investment bank which is subject to, among other things, the negotiation and execution of legally binding agreements. Presently, the Company does not have any financing commitment from any person and there can be no assurance that additional capital will be available to the Company on commercially acceptable terms or at all. The inability to obtain such financing will have a material adverse effect on the Company, its condition and prospects. Furthermore, it is anticipated that any successful financing will have a significant dilutive effect on existing stockholders. As more fully described in Note 5 below, the Company funded its operations during fiscal year 2005 from the private placement of its convertible preferred stock and short-term notes resulting in approximate net proceeds to the Company of $7.09 million and $887,000, respectively. In addition, from January 1 to April 7 2006, the Company raised net proceeds of $2,234,880 from short term loans. See Note 13.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR Ltd., which has been inactive since December 2002. All material inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (the "U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, the realization of deferred tax assets, tax contingencies and valuation allowances, employee benefits, useful lives for depreciation and amortization periods of tangible and intangible assets, and long-lived asset impairments, among others. The markets for the Company's products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realizable value of the Company's assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the financial statements for the year ended December 31, 2004 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the year ended December 31, 2005. These reclassifications had no effect on the previously reported net loss.

CASH EQUIVALENTS

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have maturities of three months or less when purchased.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

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

Accordingly, the Company records deferred compensation for share options granted to employees at the date of grant based on the difference between the exercise price of the options and the market value of the underlying shares at that date. Deferred compensation is amortized to compensation expense over the vesting period of the underlying options. No compensation expense is recorded for fixed stock options that are granted to employees and directors at an exercise price equal to the fair market value of the common stock, par value $0.001 (the "Common Stock") at the time of the grant. Stock options and warrants granted to non-employees are recorded at their fair value.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004:


                                                 Year Ended        Year Ended
                                                 December 31,     December 31,
                                                    2005              2004
                                                --------------   --------------
Net loss applicable to common
     stockholders, as reported                  $ (12,941,282)   $  (8,322,211)

Add: Stock-based employee compensation
     expense included in reported
     net loss, net of related tax effects              14,000            7,000

Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                                     (715,511)        (868,925)
                                                --------------   --------------

     Pro forma net loss                         $ (13,642,793)   $  (9,184,136)
                                                ==============   ==============

Net loss per share applicable to
     common stockholders, basic and diluted,
     as reported                                $       (0.64)   $       (0.51)
                                                ==============   ==============

     Pro forma net loss per share,
             basic and diluted                  $       (0.67)   $       (0.56)
                                                ==============   ==============

The fair value of each option granted in 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                               2005       2004
                                               ----       ----
        Risk free interest rates              3.76%      2.32%
        Expected option lives                  3.4        3.5
        Expected volatilities                   69%       133%
        Expected dividend yields              None       None


FOREIGN CURRENCY TRANSLATIONS

The financial statements of TTR Ltd. have been translated into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board
(FASB). Assets and liabilities have been translated at year-end exchange rates and expenses have been translated at average rates prevailing during the year. The translation adjustments have been recorded as a separate component in the consolidated statement of stockholders' equity (deficiency). TTR Ltd. has been inactive since December 2002 and the Company has not recorded any foreign currency translation adjustments during 2005 or 2004. During 2004 the Company realized a gain from foreign currency translation of $81,007.

NET LOSS PER SHARE

Basic loss per share, "EPS" is computed by dividing net loss applicable to common shares by the weighted-average of common shares outstanding during the period.

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares assumable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive.

Common stock equivalents have been excluded from the weighted-average shares for the years ended December 31, 2005 and 2004 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 7,002,642 and 4,998,642 shares of Common Stock were outstanding at December 31, 2005 and 2004, respectively. Potentially dilutive warrants to purchase 14,228,786 and 10,598,333 shares of Common Stock were outstanding at December 31, 2005 and 2004, respectively. In addition, there were 21,178 and 52,500 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 2,823,733 and 7,000,000 shares of Common Stock at December 31, 2005 and 2004, respectively. In addition, 71,150 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share, were outstanding and potentially convertible into 7,044,554 shares of Common Stock at December 31, 2005.

In addition, see Note 13 for issuances of Common Stock subsequent to year end.

REVENUE RECOGNITION

Revenue is derived from sales of the Company's QoStream product line which is comprised of hardware and software as well as related hardware. Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and title and risk of loss have transferred, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer's location when the risks and rewards of ownership have passed to the customer. During the year ended December 31, 2005 the Company recorded $5,548 from sales of units of its QoStream products and related hardware. The Company did not record any revenue during 2004.

INVENTORY

Inventory includes costs for materials and finished product which is stated at the lower of cost or market. As of December 31, 2005 any items relieved from inventory have been determined under the specific identification method. The balance at December 31, 2005 of inventories amounted to $929,017, which included raw materials of $172,238 and finished goods of $756,779.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the various asset classes. Leasehold improvements are amortized using the straight line method over the lesser of the term of the lease or the estimated useful lives of the assets. Equipment leases qualifying as capital leases are also included in property and equipment.

Estimated useful lives range from three to seven years for property and other equipment. Major renewals and improvements are capitalized and minor replacements, maintenance, and repairs are charged to current operations as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any gain or loss is reflected in the consolidated statements of operations.

INTERNAL USE SOFTWARE

Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. The capitalized costs related to internal use software and are included in property and equipment. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

CAPITALIZED SOFTWARE COSTS

During the year ended December 31, 2005 the Company capitalized $1,260,382 of internally developed software product costs. Capitalization of software development costs that are to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in SFAS No. 86. Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached, which as of December 31, 2005 had not been achieved.

IMPAIRMENT OF LONG LIVED ASSETS

The Company reviews the carrying value of its intangible assets when specific events and circumstances would indicate that their carrying amounts may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as the excess of the carrying amount of an intangible asset over its estimated fair value. The Company, based on its most recent evaluation, determined that its intangible assets were not impaired during the year ended December 31, 2005. There can be no assurance that future impairment tests of the intangible assets will not result in a charge to operations.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the years ended December 31, 2005 and 2004 were $3,975,852 and $3,222,695, respectively.

INCOME TAXES

The Company uses the asset and liability method to determine its income tax expense. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry-forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year.

Valuation allowances are established when necessary, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Company's cash is maintained at one financial institution, and from time to time the account balance at this financial institution may exceed the amount of insurance provided on such accounts. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

COMPREHENSIVE LOSS

In January 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income or loss. The foreign currency translation adjustment was the Company's only component of comprehensive loss. The Company has not recorded any foreign currency translation adjustments during 2005 or 2004. During 2004 the Company realized a gain from foreign currency translation of $81,007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. Upon the adoption of this pronouncement on January 1, 2006 the Company expects to record additional stock compensation expense. As of December 31, 2005, there is approximately $1,117,183 of future employee stock based compensation costs that will be expensed over a three year period from 2006 through 2008.

In October 2004, the FASB ratified Emerging Issues Task Force ("EITF") 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have material effect on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).

In September 2005, the FASB also ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is treated recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to SFAS No. 154 to all instruments with a beneficial conversion feature accounted for under EITF Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005.

EITF Issues 05-7 and 05-8 did not have an effect on the Company's consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company is currently assessing the impact that the adoption of SFAS 155 will have on its financial position and results of operations.

NOTE 4- FINANCING

SERIES A PREFERRED STOCK

On August 9, 2004, the Company completed a private placement to certain private and institutional investors of 52,500 shares of its Series A 7% Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock") for aggregate gross proceeds of $5.25 million. In connection with the issuance of the Series A Preferred Stock, the Company issued five-year warrants (the "Investor Warrants") to purchase up to 3.5 million shares of the Company's common stock, par value $0.001 per share (the "Common Stock") at a per share exercise price of $1.50 and up to an additional 3.5 million shares of the Company's Common Stock at a per share exercise price of $2.50. The Company received net proceeds of approximately $4.6 million from the sale of the Series A Preferred Stock, net of payment of offering related expenses. The private placement resulted in a beneficial conversion feature of $2,494,753 for which the Company recorded a deemed dividend in accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27 for the year ended December 31, 2004. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis.

Each share of Series A Preferred Stock has a stated value of $100 and is convertible into Common Stock at an initial conversion rate equal to $0.75 per share of Common Stock, subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger. Dividends at the rate of 7% per annum are payable on a semi-annual basis and, under certain conditions at the option of the Company, dividends may be paid in shares of Common Stock at rate of $0.75 per share. The Company recorded an accrual for the preferred stock dividend payable of approximately $145,000 as of December 31, 2004. If not converted earlier, on the fifth anniversary of issuance, the Series A Preferred Stock will automatically convert into shares of the Company's Common Stock at the per share of Common Stock conversion price then in effect.

The exercise prices of the Investor Warrants are also subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger.

In connection with the placement of the Series A Preferred Stock, the Company issued to placement agents five year warrants (the "Compensation Warrants") to purchase up to 1.4 million shares of Common Stock. The breakdown of the Compensation Warrants is as follows, 700,000 shares are issuable at a per share exercise price of $0.75, 350,000 shares are issuable at a per share exercise price of $1.50 and 350,000 shares are issuable at a per share exercise price of $2.50. Other than as specified above, the Compensation Warrants have the same substantive provisions as the Investor Warrants.

Pursuant to the terms of the agreements with the holders of the Series A Preferred Stock, the Company filed on November 24, 2004 a registration statement (the "Registration Statement") covering the Common Stock underlying the Series A Preferred Stock, the Investor Warrants and the Placement Agent Warrants which was declared effective on February 11, 2005. As a result of a delay in the filing and the effectiveness of the Registration Statement beyond the dates specified in the agreements with the holders of the Series A Preferred Stock, under the agreements with the holders of the Series A Preferred Stock, the Company is required to pay the holders of the Series A Preferred Stock a penalty in the aggregate amount of approximately $199,500. For the year ended December 31, 2004 the Company recorded this amount as a late filing penalty. In addition, as a post effective amendment to such Registration Statement was not filed by the date specified in the agreements with the holders of the Series A Preferred Stock, the Company accrued an additional late filing penalty of $84,006 as of December 31, 2005.

SERIES B PREFERRED STOCK

On April 26, 2005 the Company completed a private placement to certain individual and institutional investors of 60,000 shares of Series B 8% Convertible Preferred Stock par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, the Company sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement in April 2005 the "2005 Private Placement"). Each share of Series B Preferred Stock has a stated value of $100 and is convertible into shares of Common Stock at an initial conversion rate of $1.01 per share, subject to adjustment in the event of certain lower priced issuances of Common Stock equivalents and certain capital adjustments or similar transactions, such as a stock split or merger. The rights and preferences of the Series B Preferred Stock are set forth in a Certificate of Designations of Rights and Preferences that Company filed with the Secretary of State of the State of Delaware on April 20, 2005. In connection with the issuance of the Series B Preferred Stock, the Company issued to the investors five-year warrants (the "Investor Warrants") to purchase, in the aggregate, up to approximately 3,844,062 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in the event of certain lower priced issuances of Common Stock equivalents and certain capital adjustments or similar transactions, such as a stock split or merger. Holders of the Investor Warrants are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if a registration statement covering the Common Stock issuable upon exercise of the Investor Warrants is not in effect at the time of exercise.

The Company received aggregate net proceeds of approximately $5,590,000, after payment of offering related expenses, repayment of the outstanding principal and accrued interest on the Bridge Loan (See Note 5 - Notes Payable). The 2005 Private Placement resulted in a beneficial conversion feature of $3,076,104 for which the Company recorded as a deemed dividend in accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27 for the year ended December 31, 2005. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis.

Dividends on the Series B Preferred Stock accrue at the rate of 8% per annum and are payable bi-annually on each of June 30 and December 31 and on conversion. When due, dividends may be paid, at the option of the Company, either in cash or in shares of Common Stock at a rate equal to 90% of the volume weighted average market price of the Common Stock for the five trading days before payment. If not converted earlier, the Series B Preferred Stock will automatically convert on the fifth anniversary of issuance into shares of Common Stock at the conversion price then in effect. The Company issued shares of Common Stock with a fair market value of $444,539 for the preferred stock dividend and recorded a charge to net loss applicable to common stockholders for the year ended December 31, 2005.

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

NOTE  5- NOTES PAYABLE

On April 5, 2005 the Company entered into a Bridge Loan Agreement ("April 2005 Bridge Loan Agreement") with an institutional investor (the "April 2005 Bridge Lender") pursuant to which the April

2005 Bridge Lender advanced a loan to the Company in the principal amount of $1,500,000 (the "Bridge Loan"). Interest on the April 2005 Bridge Loan accrued at the rate of 7% per annum. Pursuant to the April 2005 Loan Agreement, the Company issued to the April 2005 Bridge Lender a convertible promissory note in the principal amount of $1,500,000. To secure the Company's obligations under the April 2005 Bridge Loan, the Company granted to such investor a security interest in substantially all of its assets, including without limitation, its intellectual property. The Company received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. These fees and expenses were recorded as interest expense during the year ended December 31, 2005. On April 26, 2005 the Company repaid to the April 2005 Bridge Lender $1,505,178 from the proceeds of the 2005 Private Placement, representing the outstanding principal amount of the April 2005 Bridge Loan, fees, and expenses and interest accrued thereon and the lien on the assets was released.

In connection with the April 2005 Bridge Loan, the Company also issued to the April 2005 Bridge Lender a five-year warrant (the "Bridge Warrant") to purchase up to 150,000 shares of Common Stock at a per share exercise price of $2.50. Upon the closing of the 2005 Private Placement, the per share exercise price of the Bridge Warrant was adjusted to $1.50, in accordance with the terms of the April 2005 Loan Agreement. The Company recorded as interest expense $104,985 of amortization of the note discount in the accompanying consolidated statements of operations for the year ended December 31, 2005 for this transaction.

On December 22, 2005 the Company entered into a Bridge Loan Agreement ("December 2005 Bridge Loan Agreement") with two institutional investors (collectively the " December 2005 Bridge Investors ") pursuant to which the December 2005 Bridge Investors advanced a loan to the Company in the aggregate principal amount of $1,000,000 (the " December 2005 Bridge Loan"). Pursuant to the December 2005 Bridge Loan Agreement, the Company issued to the December 2005 Bridge Investors secured promissory notes in the aggregate principal amount of $1,080,000 (collectively the " December 2005 Bridge Notes"), representing an original issue discount of 8%. The Notes are scheduled to mature on the date (the "Maturity Date") which is the earlier of (i) a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $2 million or (ii) April 21, 2006. Prior to the Maturity Date, the Company may, at its option, prepay the December 2005 Bridge Notes in whole or in part. If not paid at maturity, interest on the December 2005 Bridge Notes will accrue at 14% per annum from the Maturity Date until the actual date of payment. To secure the Company's obligations under the December 2005 Bridge Loan, the Company granted to these investors a security interest in substantially all of its assets, including without limitation, its intellectual property, under the terms and conditions of a Security Agreement (the "Security Agreement") dated as of the date of the December 2005 Bridge Loan Agreement, which security interest, by its terms, is released upon payment or other satisfaction of the outstanding amounts. The Company received net proceeds of $877,470 from the proceeds of the loan, after the payment of transaction related fees and expenses. In connection with the December 2005 Bridge Loan, the Company issued to these December 2005 Bridge Investors a five-year warrant (the "December 2005 Bridge Warrants") to purchase up to 500,000 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or, under certain circumstances (including obtaining appropriate consent of certain other parties), if prior to the expiration of exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction. In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company recorded a $108,660 discount on the note payable based upon the relative fair values of the note and the Common Stock purchase warrants that is amortizing over the 120 day term of the note. Amortization of the discount on the note payable for the year ended December 31, 2005 was $9,051 and is included as interest expense in the accompanying consolidated statement of operations. The Company is amortizing the $80,000 original issue discount over the 120 day term of the Notes. Amortization of the discount on the note payable for the year ended December 31, 2005 was $6,664 and is included as interest expense in the accompanying consolidated statements of operations.

The Company paid $122,530 of issue costs on the note payable which is being amortized over the 120 day term of the Notes. Amortization of the issue costs on the note payable for the year ended December 31, 2005 was $10,207 and is included as interest expense in the accompanying consolidated statements of operations.

The December 2005 Bridge Loan Agreement provides that, prior to the Maturity Date, the Company can obtain up to an additional $500,000 in short term funding (the "Additional Short-Term Loans") from these investors or other sources with such additional amount being secured PARI-PASSU with the amounts advanced under the December 2005 Bridge Notes, subject to certain specified conditions. In January 2006, the Company obtained Additional Short-Term Loans in the aggregate principal amount of $500,000 and, from February through April 2006, the Company obtained additional bridge loans in the aggregate principal amount of $1,950,000. See Note 13 (Subsequent Events).

NOTE 6 - PRODUCT ENHANCEMENT

The Company and Lucent Technologies, Inc. ("Lucent") are parties to a Development and Licensing Agreement effective as of January 2004. In April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add to the Company's QoSteam product line additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of December 31, 2005, the Company has remitted the entire $868,000 to Lucent for this development work.

During May 2005, the Company and Lucent entered into a supplementary development agreement to add additional product features and developments to the Company's Qostream product line for agreed upon consideration of approximately $1,100,000. Under the agreement, payment is due upon delivery and acceptance of the deliverables by the Company. Certain of the deliverables received by the Company under such agreement have not been completed in accordance with design and development criteria specified in the agreement and the Company has not accepted delivery of these items. The Company is currently pursuing a number of options, including completing in-house certain of these product features/enhancements, out-sourcing the completion of certain of the other features and working with Lucent to complete the design of such deliverables. Accordingly, the Company has not recorded the expense and the related amount payable to Lucent concerning the non-accepted deliverables in the accompanying consolidated financial statements. During the year ended December 31, 2005, research and development costs incurred in connection with this supplementary agreement were $277,000. As of December 31, 2005, $170,000 of internally developed software product costs was capitalized in connection with this supplementary agreement.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    December 31,
                                                        2005
                                                        ----
        Computer and office equipment                 $704,771
        Furniture and fixtures                          15,769
        Leasehold improvements                          16,699
        Software                                        86,062
                                                      --------
            Subtotal                                   823,301

        Less:  Accumulated depreciation               (132,417)
                                                      --------
             Property and Equipment, net              $690,884
                                                      ========

Depreciation expense was $123,117, $9,908 for the years ended December 31, 2005 and 2004, respectively, and $1,086,382 for the period from July 14, 1994 (inception) through December 31, 2005.

NOTE 8 - INCOME TAXES

The following table presents the principal reasons for the difference between the expected and effective income tax rates for each of the years presented as follows:

                                                                        DECEMBER 31,
                                                                        ------------
                                                                     2005        2004
        U. S. federal expected income tax rate                           35%         35%
        State and local income taxes, net of federal benefit              6%          6%
        Effect of permanent differences                                   4%          3%
                                                                   ---------   ---------
                                                                         45%         44%
        Less valuation allowance                                        (45%)       (44%)
                                                                   ---------   ---------
        Effective income tax rate                                         0%          0%
                                                                   =========   =========

At December 31, 2005, the Company had available approximately $32 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2025, and approximately $6 million of foreign net operating loss carryforwards from its wholly-owned subsidiary with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under
Section 382 of the Internal Revenue Code pertaining to changes in stock ownership.

Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                    December 31,
                                                       2005

        Net operating loss carryforwards           $  13,543,200
        Capital loss carryforward                        686,000
        Stock based compensation                         309,214
        Other                                            273,016
                                                   --------------

        Total deferred tax assets                     14,811,430
        Valuation allowance                          (14,811,430)
                                                   --------------

        Net deferred tax assets                    $           -
                                                   ==============

The valuation allowance increased $3,481,373 for the year ended December 31, 2005.

NOTE 9 - STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the "Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1999, the Plan was amended to increase the total number of shares available for grant to 1.5 million. As of December 31, 2005 a total of 714,566 options were outstanding under the 1996 Plan. Future grants under the 1996 Plan were discontinued in July 2000.

In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan (the "Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 75,000. In August 2002, the Company adopted the 2002 Non-Employee Directors' Plan (the "2002 Directors' Plan") which provides for 275,000 shares available for grant. Both plans provide for the grant of options to directors who are not otherwise employed by the Company. In May 2004, the 2002 Directors Plan was further amended to increase the total number of shares available for grant to 1,000,000. As of December 31, 2005, options to purchase a total of 225,000 shares of Common Stock were outstanding under the Directors' Plan and the 2002 Directors' Plan.

In July 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan") and originally reserved a total of 1,500,000 shares of common stock for issuance thereunder. In May 2001, the 2000 Incentive Plan was amended to increase the total number of shares available for grant to 3,500,000 and in May 2004 the 2000 Incentive Plan was further amended to increase the total number of shares available for grant to 5,000,000, The plan was further amended in April 2005 to increase the total number of shares available for issuance to 6,500,000. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. As of December 31, 2005, there were options to purchase 5,569,858 shares of Common Stock issued and outstanding under the 2000 Incentive Plan. The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

OTHER OPTION GRANTS

In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements. Stock option activity for 2005 and 2004 is summarized as follows:


                                                                                  Weighted
                                                       Options                    Average
                                           --------------------------------       Exercise
                                           Plan        Nonplan        Total         Price
                                           ----        -------        -----         -----
Options outstanding,
 December 31, 2003                        2,000,175            0      2,000,175     $1.85
Granted                                   2,505,249      493,218      2,998,467      0.74
Exercised                                         0            0              0      0.00
Forfeited                                         0            0              0      0.00
                                        -----------  -----------    -----------

Options outstanding
 December 31, 2004                        4,505,424      493,218      4,998,642      1.85
Granted                                   2,049,000            0      2,049,000      0.50
Exercised                                         0            0              0      0.00
Forfeited                                   (45,000)           0        (45,000)     1.02
                                        -----------  -----------    -----------

Options outstanding,
December 31, 2005                         6,509,424      493,218      7,002,642      1.60
                                        -----------  -----------    -----------

Shares of common stock
available for future
grant under the plans                     1,705,142
                                        -----------

The following table summarizes significant ranges of outstanding and exercisable stock options outstanding at December 31, 2005:


                   Stock Options Outstanding           Stock Options Exercisable
            -----------------------------------------  -------------------------
                                Weighted Average
                          ---------------------------                  Weighted
                             Remaining                                  Average
Ranges of      Number       Contractual     Exercise       Number      Exercise
Prices       Outstanding     Life(years)     Price      Exercisable      Price
-----        -----------    -----------      -----      -----------      -----

$0.16             50,000        6.77          0.16           50,000       0.16
$0.56-0.82     2,728,467        8.34          0.70        1,793,780       0.68
$0.85-1.25     2,274,000        9.29          0.99          489,528       1.00
$1.53-1.68       293,300        5.86          1.66          293,300       1.66
$2.56-3.56       324,941        4.29          3.25          324,941       3.25
$3.91-5.06     1,323,934        4.47          4.08        1,323,934       4.08
$6.84-7.00         8,000        2.40          6.93            8,000       6.93
                  ------       -----         -----           ------       ----

$0.16-$7.00    7,002,642        7.61         $1.60        4,283,483      $2.04
               ---------       -----         -----       ----------      -----

Weighted-average grant date fair value of options granted in 2005 and 2004, under the Black-Scholes option pricing model, was $0.50 and $0.74 per option, respectively.

During 2004 the Company issued the following stock options:

On January 21, 2004, the Company's Compensation Committee awarded to each of the Company's then two independent directors 164,406 non-qualified options to purchase the Company's Common Stock at a $0.56 strike price and immediate vesting, exercisable for five years.

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

During 2005 the Company issued the following stock options:

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

On February 14, 2005 the Company granted to a consultant a non-qualified option under the 2000 Equity Incentive Plan to purchase up to 25,000 shares of Common Stock at an exercise price of $0.89 per share. The option was fully vested upon the date of grant. The $0.89 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the option on the date of grant equaled $10,161. The Company recorded stock-based compensation expense of $10,161 in the accompanying consolidated financial statements for the year ended December 31, 2005 for this transaction.

On February 16, 2005 the Company granted to two consultants non-qualified options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 50,000 shares of Common Stock at an exercise price of $0.94 per share, with such option vesting over 3 years. The $0.94 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $27,440 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $9,146 in the accompanying consolidated financial statements for the year ended December 31, 2005 for this transaction.

From April 1 through June 30, 2005, six new Company employees received options to purchase up to an aggregate of 285,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a two or three-year period from the date of grant and are exercisable at exercise prices ranging from $1.02 to $1.25 per share (based on the closing market price of the Common Stock on the day preceding the date of grant).

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

On May 25, 2005 the Company granted to a member of its advisory board, on the one-year anniversary of service, a non-qualified option under the 2000 Equity Incentive Plan to purchase up to 20,000 shares of Common Stock at an exercise price of $0.98 per share. The option vests over a two-year period from the date of grant. The $0.98 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the option on the date of grant equaled $10,620. The Company recorded stock-based compensation expense of $3,982 in the accompanying consolidated financial statements for the year ended December 31, 2005 for this transaction.

On June 9, 2005, the Company awarded six employees options to purchase up to an aggregate of 319,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $.92 per share (based on the closing market price of the Common Stock on the date preceding the date of grant).

During August and September 2005, four new Company employees received options to purchase a total of up to 190,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at exercise prices ranging from $.78 to $.98 per share (based on the closing market price of the Common Stock on the day preceding the date of grant).

During September 2005, the Company granted to two new members of its advisory board non-qualified options under the 2000 Equity Incentive Plan to purchase up to 120,000 shares of Common Stock at an exercise price of $0.95 per share. The options vest over a two-year period from the date of grant. The $0.95 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options on the date of grant equaled $55,440. The Company recorded stock-based compensation expense of $8,258 in the accompanying consolidated financial statements for the year ended December 31, 2005 for this transaction.

During October, November and December 2005, eight new Company employees received options to purchase a total of up to 365,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at exercise prices ranging from $.82 to $.90 per share (based on the closing market price of the Common Stock on the day preceding the date of grant).

During October 2005, the Company granted to a new member of its advisory board non-qualified options under the 2000 Equity Incentive Plan to purchase up to 60,000 shares of Common Stock at an exercise price of $0.90 per share. The options vest over a two-year period from the date of grant. The $0.90 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options on the date of grant equaled $21,600. The Company recorded stock-based compensation expense of $2,700 in the accompanying consolidated statement of operations for the year ended December 31, 2005 for this transaction.

WARRANTS

Warrant activity for 2004 and 2005 is summarized as follows:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                          Warrants      Price
                                                          --------      -----

        Warrants outstanding, December 31, 2003           1,670,000     $8.08
        Granted                                           8,833,333     $1.89
        Exercised                                                 0     $0.00
        Forfeited                                          (400,000)    $7.50
                                                        -----------

        Warrants outstanding, December 31, 2004          10,103,333     $2.56
        Granted                                           5,647,280     $1.59
        Exercised                                          (251,827)    $0.75
        Forfeited                                        (1,270,000)    $8.27
                                                        -----------

        Warrants outstanding, December 31, 2005          14,228,786     $1.79
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

The warrants forfeited in 2004 and 2005 expired in those years unexercised in accordance with their terms.

STOCK ISSUANCES

During the year ended December 31, 2004, the Company completed the following Preferred and Common Stock transactions:

The Company issued 52,500 shares of Series A 7% Convertible Preferred Stock.

The Company did not issue any shares of Common Stock during 2004.

During the year ended December 31, 2005, the Company completed the following Preferred and Common Stock transactions:

The Company issued 77,650 shares of Series B 8% Convertible Preferred Stock from this equity raise (See Note 4).

The Company issued 4,176,267 shares of Common Stock upon the conversion of 31,322 shares of Series A Preferred Stock representing $3,132,200 in stated value at a per share conversion price of $0.75.

The Company issued 643,564 shares of Common Stock upon the conversion of 6,500 shares of Series B Preferred Stock representing $650,000 in stated value at a per share conversion price of $1.01.

The Company issued 251,827 shares of Common Stock upon the exercise of stock warrants resulting in proceeds of approximately $189,000.

The Company issued 215,916 shares of Common Stock with a total value of $182,633 to Series A Preferred Stockholders as stock dividends. The shares were issued at $0.75 per share which was a discount to the fair market value on the date of issuance.

The Company issued 572,451 shares of Common Stock with a total value of $444,539 to Series B Preferred Stockholders as stock dividends. The shares were issued at various prices per share, each of which was a discount to the fair market value on the date of issuance.

The Company issued 15,200 shares of Common Stock with a total value of $14,136 for late filing penalty on preferred stock registration. The shares were issued at $0.75 per share which was a discount to the fair market value on the date of issuance.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On May 25, 2005, the Company entered into an employment agreement with James D. Gardner pursuant to which Mr. Gardner serves as the Company's Chief Financial Officer. The agreement has an initial term of one year. After the initial term of one year, the agreement is automatically renewable for an additional one-year term unless either party notifies the other in writing upon at least 45 days prior to the scheduled termination of the initial term or any renewal term that it does not intend to renew such agreement. Mr. Gardner is paid a monthly salary of $14,583 and was granted options under the Company's 2000 Equity Incentive Plan to purchase 300,000 shares of Common Stock at a per share purchase price of $1.05. The options vest over three years from the grant date and on a quarterly basis. The agreement may be terminated by Mr. Gardner for any reason on 60 days written notice to the Company or by the Company immediately for cause. In the event of a termination by the Company for any reason other than cause, the Company shall pay Mr. Gardner (i) if such termination occurs during the initial term of the agreement, an amount equal to 3 months' salary and (ii) if such termination occurs after the initial term, an amount equal to 6 months' salary.

The Company's aggregate annual commitments under the existing employment agreements are approximately $403,743 and $233,745 during 2006 and 2007, respectively. In addition, each of the employment agreements provides for payments through the term of the employment agreement under certain circumstances.

LEASE COMMITMENTS

On February 9, 2005, the Company entered into a lease for office facilities at 2 Corbett Way, Eatontown, New Jersey, 07724, to which it relocated in May 2005. The new facilities are comprised of approximately 7,500 square feet. The lease term began in May 2005 and is for a term of approximately five years. Monthly payments under the lease vary as follows: for the first lease year, monthly payments of approximately $10,000 (after giving effect to agreed upon rent credits for such year); for the second lease year, monthly payments of approximately $14,000; for the third lease year, monthly payments of approximately $14,500; for the fourth lease year, monthly payments of approximately $14,700; and for the fifth lease year, monthly payments of approximately $14,900. In connection with the lease the

Company paid a security deposit of approximately $26,000 and, in connection with the lease modification discussed below, the Company paid in July 2005 an additional security deposit of approximately $6,650.

On June 1, 2005 the Company entered into a modification of the lease pursuant to which the Company leases an additional 1,900 square feet. The modified lease began as of November 1, 2005. Beginning November 2005, total monthly payments under the modified lease are as follows: for the first lease year, monthly payments of approximately $12,000 (after giving effect to agreed upon rent credits for such year); for the second lease year, monthly payments of approximately $17,500; for the third lease year, monthly payments of approximately $18,000; for the fourth lease year, monthly payments of approximately $18,500; and for the fifth lease year, monthly payments of approximately $18,700.

On December 22, 2005 the Company entered into a second modification of the lease pursuant to which the Company leases an additional 3500 sq. ft. The Company paid a $14,000 security deposit, representing two months rent, upon entering into the second modification. Under the second lease modification, the Company's monthly rental expense will increase by $7,000 beginning on March 1, 2006.

As a result of the lease payments above the Company recorded $37,527 of deferred rent included in accrued expenses on the balance sheet in the accompanying consolidated financial statements as of December 31, 2005.

During the year ended December 31, 2005 the Company incurred rent expense of $162,247 for its previous and current facilities. The Company had no rent expense for the year ended December 31, 2004.

EQUITY LINE

In August 2004, the Company secured a $6 million equity line commitment from an institutional investor on which it can draw from time to time during a 24 month period following the effectiveness of a registration statement relating thereto, subject to certain conditions. The Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series B Preferred Stock (i.e., December 1, 2005), but no later than the 120th day after such date (i.e. December 31, 2005) discussed in Note 4 (Financing). The investor may terminate the equity line commitment if the Company does not timely file the registration statement relating to the equity line or if such registration statement is not declared effective within 180 days following the filing thereof. No such registration statement has been filed as of the filing of this Annual Report on Form 10-KSB.

The equity line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 under the equity line during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the equity line. No assurance can be provided that the equity line will in fact ever become available for use by the Company. The Company subsequently amended this equity line (see Note 13e).

In August 2004, the Company issued to the equity line investor five year warrants to purchase up to 333,333 shares of Common Stock at a per share exercise price of $2.00. These warrants are subject to cashless exercise following the first anniversary of issuance if at the time of exercise there is no effective registration statement in effect. The Company recorded deferred offering costs of $267,404 for the value of these warrants. During 2005 the Company recorded $267,404 as impaired offering costs in the accompanying Consolidated Statements of Operations.

DISPUTED PAYABLE

Stifel Nicolaus & Company ("Stifel"), the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, has made a demand on the Company for payment of $700,000 as fees for financial advisory services due in connection with the Bridge Loan referred to in Note 5. Management believes that Stifel's position, which is based on Stifel's interpretation of a placement agency agreement entered into by the Company and the investment bank in September 2005 and terminated by the Company in December 2005, is without merit. It is the Company's intention to defend itself against any claim for payment asserted by Stifel vigorously. The Company also reserves the right to dispute the balance due on the initial retainer payable under the agreement as well as related out-of-pocket expenses claimed by Stifel, which together total approximately $96,000, which are recorded and included in accounts payable as of December 31, 2005 in the accompanying consolidated financial statements.

NOTE 12 - RELATED PARTY TRANSACTIONS

In December 2004, the Company entered into a service agreement with Elite Financial Communications Group, LLC ("Elite"), pursuant to which Elite agreed to provide investor relation services to the Company for compensation of $7,500 per month (plus expenses). By its terms, the agreement with Elite expired in December 2005. One of the Company's non-employee directors was a partner and managing member of Elite. This director resigned from service on the Company's board of directors as of June 9, 2005.

In August 2004, the Company paid Greenfield Capital Partners, LLC, ("Greenfield") and its designees, a placement fee with respect to the placement of 2,500 shares of its Series A Preferred Stock. See Note 4 (Financing). The placement fee was comprised of (i) a cash payment of $25,000 and (ii) five-year warrants to purchase up to 66,667 shares of the Company's Common Stock, of which options for 33,333 shares are exercisable at a per share exercise price of $.75; options for 16,667 shares are exercisable at a per share exercise price of $1.50; and options for the 16,667 shares are exercisable at a per share exercise price of $2.50. One of the Company's non-employee directors was a Managing Director of Greenfield at the time that the private placement was consummated and Greenfield designated that director to receive half of those warrants. The director subsequently left Greenfield.

In January 2006 the Company entered into additional Short Term Loans with three private investors (collectively the "January 2006 Investors"), pursuant to which these investors loaned to the Company the aggregate amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000 (see Note 13a).

NOTE 13 - SUBSEQUENT EVENTS

A. BRIDGE LOANS

(i) On January 20, 2006, the Company entered into additional Short Term Loans with three private investors (collectively the "January 2006 Investors"), pursuant to which these investors loaned to the Company the aggregate principal amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. Pursuant to the January 2006 Loan Agreement, the Company issued to the January 2006 Investors secured promissory notes (the "January 2006 Notes") in the aggregate principal amount of $530,000, representing an original issue discount of 6% with respect to the principal amount of $500,000 through the stated maturity date of April 21, 2006. The January 2006 Notes are scheduled to mature on the Maturity Date of the Short-Term Loan incurred in December 2005 (see Note
5). To secure the Company's obligations under the January 2006 Loan Agreement, the Security Agreement between the Company and the Secured Parties named therein which was entered into in connection with the December 2005 Short-Term Loan was amended to reflect the new loan by the January 2006 Investors. The Company also issued to the January 2006 Investors warrants expiring December 31, 2010 (the "January 2006 Bridge Loan Warrants") to purchase in the aggregate up to 250,000 shares of the Company's Common Stock, at a per share exercise price of $1.50, subject to adjustment upon certain specified conditions. The Company received net proceeds of $495,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. The additional loans were on terms and conditions substantially similar to the Short Term Loan that were incurred in December 2005.

(ii) From February 27 through March 13, 2006, the Company entered into additional short term loan agreements under which it borrowed the aggregate principal amount of $1,500,000 (the "March 2006 Short-Term Loans") from one of the institutional investors who participated in the Bridge Loan Agreement that closed in December 2005 (see Note 5). These loans are scheduled to mature on the date which is the earlier of (i) a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $3.5 million or (ii) June 1, 2006. The Company issued to the investor secured promissory notes in the aggregate principal amount of $1,585,000, representing an original issue discount of approximately 6% with respect to the principal amount loaned through the stated maturity date of June 1, 2006. To secure the Company's obligations in connection with the March 2006 Short-Term Loans, the Security Agreement between the Company and the Secured Parties named therein which was entered into in connection with the Short-Term Loan that was incurred in December 2005 was amended to reflect the new loans. In addition, the Company issued to the investor five year bridge loan warrants to purchase in the aggregate up to 750,000 shares of the Company's Common Stock, at a per share exercise price of $1.50, subject to adjustment upon certain specified conditions. The additional loan was on terms and conditions substantially similar to the Short Term Loan that were incurred in December 2005.

(iii) On April 7, 2006 the Company entered into a Bridge Loan Agreement ("April 2006 Bridge Loan Agreement") with two institutional investors (the "April 2006 Bridge Investors") pursuant to which the April 2006 Bridge Investors loaned to the Company the aggregate principal amount of $450,000 (the "April 2006 Bridge Loan"). Pursuant to the April 2006 Bridge Loan Agreement, the Company issued to the April 2006 Bridge Investor secured promissory notes in the aggregate principal amount of $466,500 (the "April 2006 Bridge Note"), representing an original issue discount of 3.667%. The Note is scheduled to mature on the date (the "Maturity Date") which is the earlier of (i) a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $3.5 million or (ii) June 1, 2006. Prior to the Maturity Date, the Company may, at its option, prepay the April 2006 Bridge Note in whole or in part. If not paid at maturity, interest on the April 2006 Bridge Notes will accrue at 14% per annum from the Maturity Date until the actual date of payment. To secure the Company's obligations under the April 2006 Bridge Loan, the security interest agreement dated as of March 13, 2006 between the Company and the secured parties named therein was amended and restated to include the April 2006 Bridge Loan. The Company received net proceeds of $401,500 from the proceeds of the loan, after the payment of transaction related fees and expenses. In connection with the April 2006 Bridge Loan, the Company issued to the April 2006 Bridge Investors five-year warrants (the "April 2006 Bridge Warrants") to purchase up to 225,000 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or, under certain circumstances (including obtaining appropriate consent of certain other parties), if prior to the expiration of exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction.

B. OPTION EXERCISES AND ISSUANCES

In February 2006 the Company received cash proceeds of $162,000 from the exercise by certain

Company officers and directors of options to purchase a total of 268,200 shares of the Company's Common Stock. In consideration of those option exercises, the Company issued to the exercising officers and directors options to purchase up to 95,088 shares of the Company's Common Stock from the 2000 Equity Incentive Plan and options to purchase up to 441,312 shares of the Company's Common Stock from the 2002 Directors Plan, in each case at per share exercise prices ranging from $0.69 to $0.70. The exercise price of each of these options is equal to the closing price of the Common Stock on the date immediately preceding the date of issuance.

C. INVESTOR RELATIONS AGREEMENT

On March 2, 2006 the Company entered into an agreement with a consultant to provide investor relations services to increase awareness of the Company and its products. In consideration of services provided, the Company paid to the consultant $432,000 and issued to the consultant's designee 250,000 restricted shares of the Company's Common Stock under the Company's 2000 Incentive Plan.

D. MOTOROLA STRATEGIC ALLIANCE AGREEMENT

On April 5, 2006, the Company entered into a Strategic Alliance Agreement (the "Strategic Alliance Agreement") with Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc., pursuant to which the Company and Motorola will jointly develop a family of three IP Home gateways (the "Gateway Products") that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. Under the Strategic Alliance Agreement, the Company has also granted Motorola certain rights with respect to the resale of the Company's products as described below.

The Strategic Alliance Agreement provides that Motorola will pay to the Company $1.9 million for engineering costs associated with the development of the Gateway Products, approximately 32% of which is payable within 30 days of the effective date of the agreement and the remainder of which is payable in installments on the achievement of certain agreed upon project milestones. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the Gateway Products and, in the event that it does so, the Company will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination. Upon successful completion of all necessary testing, the Gateway Products will be manufactured by the Company for exclusive sale to Motorola.

Under the Strategic Alliance Agreement, the Company has granted Motorola the exclusive right to resell the Company's PG1000 and the HG-V100 gateway products, and all derivative or substantially similar products (the "Exclusive Products") to certain specified leading telecommunications carriers and their affiliates (the "Exclusive Customers") for a period of 24 months from the effective date of the agreement as part of Motorola's portfolio of broadband wireline solutions. The exclusivity may be terminated by the Company unless, among other things, at least one of the Exclusive Customers shall have accepted one of the Exclusive Products for lab testing within one year of the effective date of the Strategic Alliance Agreement and signed a contract to purchase Exclusive Products (which is reasonably expected to result in revenue to the Company in a specified minimum amount) within 18 months of the effective date of the agreement; provided, however, that if these conditions are satisfied with respect to an Exclusive Customer, then Motorola's exclusivity period for such Exclusive Customer will be extended for an additional 24 months. At all times the Company retains the right to sell the Exclusive Products to customers other than the Exclusive Customers. In addition, the Company also granted Motorola the non-exclusive right to resell all of the Company's other existing products worldwide.

The Strategic Alliance Agreement also provides that the Company will not, during the term of the agreement and for a period of two years thereafter, directly or indirectly sell to or solicit or accept any order for any of its products from any customer to which Motorola has resold a Company product during the term of the agreement. These provisions will not apply to customers to whom the Company made sales of products in the twelve months preceding the effective date of the Strategic Alliance Agreement or in the event of termination of the agreement by the Company for cause or by Motorola for convenience. Notwithstanding the foregoing, if Motorola sources, manufactures or resells a gateway which has substantially the same functionality as the Company's PG1000 or HG-V100 products, the exclusivity and the non-solicitation provisions contained in the Strategic Alliance Agreement shall immediately terminate. The Company has also agreed that the prices for its products that it charges Motorola will be no higher than the prices that the Company charges any other reseller, customer or entity.

The Strategic Alliance Agreement has an initial term of three years which will automatically extend for successive additional one-year terms unless either party gives notice of termination no less than 30 days prior to the expiration date of the then-current term. The agreement may be terminated by Motorola at any time on 30 days notice and by either party if the other ceases to do business in the ordinary course or defaults on its material obligations, representations or warranties under or otherwise materially breaches the Agreement subject, except in the case of payment failures, to a 30-day cure period.

E. AMENDMENT TO EQUITY LINE AGREEMENT

On April 12, 2006, the Company and the equity investor entered in to an amendment of the $6 million equity line commitment the Company obtained in August 2004. Under the amendment, the price at which Company has the right to sell Common Stock to the investor under the equity line was reduced to 89% of the then-current market price but in no event at less than $1.50 per share. In addition, under the terms of the amendment the Company agreed to file such registration statement between 90 and 120 days after the effective date of any resale registration statement that the Company files subsequent to the date of the amendment in connection with a private placement of the Company's long-term debt or equity securities resulting in aggregate proceeds to the Company of at least $6.0 million. The amendment also provides that the exercise price of common stock purchase warrant issued to the equity line investor in August 2004 will be reduced to $1.50, subject to further adjustment as therein provided. The equity line investor also agreed to waive the requirement under the equity line that the Company reserve at all times a sufficient number of shares of its Common Stock to satisfy its obligations under the equity line and the warrant, pending the amendment of the Company's certificate of incorporation to increase the number of shares of Common Stock authorized for issuance.

F. ISSUANCES OF COMMON STOCK

From January 1, 2006 through April 7, 2006, the Company has issued 1,085,151 shares of the Company's Common Stock upon the conversion of $802,500 in stated value of shares of the Company's Series A Preferred Stock and accrued dividends thereon. The stated value and accrued dividends were converted at a rate equal to $0.75 per share of Common Stock. As of April 7, 2006, $1,315,300 in stated value of Series A Preferred Stock remain outstanding.

From January 1, 2006 through April 7, 2006, the Company has issued 2,444,258 shares of the Company's Common Stock upon the conversion of $2,415,000 in stated value of shares of the Company's Series B Preferred Stock and accrued dividends thereon. The state value was converted at a rate equal to $1.01 per share of Common Stock and dividends were paid at a rate equal to 90% of the volume weighted average market price of the Common Stock for the five trading days preceding payment. As of April 7, 2006, $4,700,000 in stated value of Series B Preferred Stock remain outstanding.