Form 10KSB/A
period 2005-12-31
AMEDIA NETWORKS, INC.
filed 2006-05-01
CIK 933955

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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


                               Explanatory Note

The Registrant hereby amends its Annual Report on Form 10-KSB to amend and restate Part III in its entirety to provide the information called for therein which the Registrant intended to be incorporated by reference to applicable information in the Proxy Statement for the 2006 Annual Meeting of the Stockholders.

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

 ITEM 8A.   CONTROLS AND PROCEDURES............................................43

 ITEM 8B.   OTHER INFORMATION..................................................43

                                    PART III

 ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................43

 ITEM 10.   EXECUTIVE COMPENSATION.............................................45

 ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS....................................47

 ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................49

 ITEM 13.   EXHIBITS...........................................................50

 ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES...............................53

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

The first mile continues to be the key bandwidth bottleneck in today's communications infrastructure. Currently, the bandwidth available to subscribers in the first mile is significantly less than the bandwidth available in the core networks. Core networks are capable of supporting gigabits-per-second(Gbps) of bandwidth. However, in the first mile existing broadband access technologies only deliver speeds ranging from 128 kilobits-per-second (Kbps) to a few megabits-per-second (Mbps). These speeds are insufficient for next-generation digital media applications. Several individuals in a single home accessing a variety of applications, including web surfing, video on demand, video conferencing, interactive gaming and HDTV, may in the aggregate require somewhere between 20Mbps to 100Mbps of bandwidth.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III



Item 9. Directors and Executive Officer`s; Compliance with Section 16(a) of the Exchange Act

         Our directors, officers and key employees are as follows:


Name                   Age     Position

Frank Galuppo          59      Chief Executive Officer, President and Director

James D. Gardner       53      Chief Financial Officer

John R. Colton         64      Chief Technology Officer

Juan Mendez            41      Chairman of the Board of Directors

Richard Rosenblum      47      Director

Gerald Butters         61      Director

Bob Martin             62      Director

         Frank Galuppo has been a director and our Chief Executive Officer since March 2004 and President since December 2004. Mr. Galuppo possesses nearly 40 years of experience in the Telecommunications Industry, serving in a number of senior management positions with Lucent Technologies and AT&T. From March 2003 until he began his employment with the Company, Mr. Galuppo had been assisting several companies with business development support in the U.S. Government market where he has extensive sales experience. Mr. Galuppo was employed by Lucent since its formation in September 1996 until March 2003 in a series of management level and operational positions. His most recent role at Lucent was President of Lucent's Optical Networking Group, which he held since September 2002 and had worldwide responsibility for the development and marketing of Lucent's global optical portfolio, which had annual sales of over $1 billion.

         James D. Gardner has been our Chief Financial Officer since May 2005. From January 2005 thru May 2005, Mr. Gardner served as Chief Operating Officer of dotPhoto, a private company engaged in on-line photo processing and wireless application development for cellular telephones. From January 2002 through April 2004, Mr. Gardner served as Chief Executive Officer for Comstar Interactive, a private company engaged in the wireless credit card processing field. He has also held the position of Chief Financial Officer at BellSouth Wireless Data (renamed Cingular Interactive (May 1999 through November 2001), and as chief financial officer of BellSouth Mobile Data (November 1995 through May 1999) and chief financial officer of RAM/BSE Communications L.P. from 1991 though 1995, with all companies involved in the provision of wireless packet data networks and services, principally in the US and Europe. Mr. Gardner also held several other senior executive positions at BellSouth and AT&T in the areas of Financial Management, Domestic and International corporate finance, issuing debt and equity and the related rating agency and investment banking interfaces, shareholder relations and a number of other treasury, accounting and finance positions.

         John R. Colton has been with our company since April 2004 and has been our Chief Technology Officer and Senior Vice President, Product Realization since June 2005. From November 2001 to March 2004 Mr. Colton was Vice President of Architecture, Systems Engineering, and Product Management for Lambda Optical Systems, where he specified technology, product and network architecture, and system applications for a next generation optical networking product line incorporating optical switching, optical DWDM transmission, optical add/drop multiplexing, and network management. From October 2000 to October 2001, John founded and managed JRC Consulting, a company providing consultation in the fields of optical communications, voice and data switching, and FTTP, a position that led to officer and board positions with several startups. Before his retirement after 36 years with Bell Labs, AT&T, and Lucent, Mr. Colton served in senior positions in Lucent's Optical Networking Group as well as in technical management and product management positions while at Bell Laboratories and AT&T Network Systems. He holds an SMEE from the Massachusetts Institute of Technology and a BSEE from the University of Pennsylvania.

         Juan Mendez has been a director since July 2003. Mr. Mendez is President, Chief Executive Officer and co-founder of Total Claims Management, Inc., a privately held company based in Miami, Florida. Mr. Mendez has held that position since March 1999. Prior to co-founding Total Claims Management, Inc., Mr. Mendez was a Public Insurance Adjuster from 1996 to 1999.

         Richard Rosenblum has been a director since September 2003. Since July 2004, Mr. Rosenblum has been a principal of Harborview Advisors, LLC, a firm that provides structuring and financing advice to publicly and privately held firms. From August 2004 through November 2004, Mr. Rosenblum was a Managing Director of Greenfield Capital Partners, LLC, a private investment banking firm. From July 2001 until July 2004, Mr. Rosenblum was a Managing Director of Investment Banking for vFinance Investments in New York, where he was responsible for advising, structuring and financing publicly and privately held companies. From July 2001 until July 2004, Mr. Rosenblum also served as Senior Managing Partner of ACP Advisors in New York, where he was responsible for advising and raising capital for emerging growth companies. From April 1999 until July 2001, Mr. Rosenblum was a Managing Director at Robb Peck McCooey Financial Services, Inc. in New York. Mr. Rosenblum also serves on the board of directors of Mobile Reach International, Inc.

         Gerald Butters has been a director since May 2004. Mr. Butters is a communications industry veteran with more than 39 years experience in this sector. His career encompasses senior executive positions at Nortel Networks, AT&T, and Lucent Technologies. These include Chairman of the Board of AGCS (a joint venture of GTE and AT&T), President of NTI (a Nortel Networks US subsidiary). He was President of Global Public Networks at AT&T Network Systems from October 1997 to November 1999, President of the Optical Networks Group at Lucent Technologies from December 1999 to August 2000 and Senior Vice President Marketing and Technology at Lucent Technologies. Mr. Butters retired from Lucent Technologies in August 2000. Mr. Butters has been a technical advisor to several privately held technology firms from August 2000 through the present time and a director of Lambda Optical Systems, a privately held company, since October 2003.

         Bob Martin has been a director since May 2004. Mr. Martin retired as the Chief Technology Officer of Lucent Technologies' Bell Laboratories in September 2003, a position he held for seven years. In this role, he helped guide Lucent's directions in next generation networks and in approaches the company used for research and development. His background at Bell Laboratories and Bellcore included a variety of positions related to large systems development. He has been responsible for Unix, network management systems, intelligent network systems, packet switching, and broadband access systems developments. Bob received his Bachelor of Science in Electrical Engineering from Brown University in 1964, and his Master of Science and Doctor of Philosophy degrees in Electrical Engineering and Computer Science from Massachusetts Institute of Technology in 1965 and 1967, respectively. In 1985, he attended the MIT Alfred P. Sloan School Senior Executive Program. A Fellow of the Institute of

Electrical and Electronics Engineers, Bob was member and first chair of its Software Industrial Advisory Board. He has served on the National Research Council's Computer Science and Telecommunications Board and the FCC's Technological Advisory Board. He is on technical advisory boards for venture capitalists and startups in telecommunications, optical devices and product innovation.

         There are no family relationships between any of the above executive officers or directors, and there is no arrangement or understanding between any of the above executive officers or directors and any other person pursuant to which the officer or director was elected to hold office.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of a successor.

DIRECTOR RESIGNATIONS

         Mr. Sam Brill and Mr. Ivan Berkowitz declined to stand for re-election as directors at the 2005 Annual Meeting.

AUDIT COMMITTEE

         The Board of Directors has a standing audit committee. The Audit Committee is responsible for selecting our independent auditors, reviewing the Company's accounting policies, financial procedures and internal controls, the engagement of independent auditors and the general scope of the annual audit and any other services that the auditors may be asked to perform, and review with the auditors their report on the Company's financial statements following the completion of each audit.

         The Audit Committee currently consists of Juan Mendez and Richard Rosenblum. We believe that each of Messrs. Mendez and Rosenblum meet the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers ("NASD") and the rules of the and other requirements of the SEC.

         We do not believe that any of our existing audit committee members is an "audit committee financial expert" as the term is defined in the SEC rules. It is difficult for a company with a financial profile such as ours to attract and to afford a director who qualifies as a financial expert. Nonetheless, we are seeking an appropriate candidate who qualifies as an audit committee financial expert. It may however be difficult for a company with a financial profile such as ours to attract and to afford a director who qualifies as a financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act, requires officers and directors of the Company and persons who own more than ten percent of the Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of Common Stock with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

         Based solely on review of the copies of such forms received by the Company with respect to 2005, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with, except for the late filing of a Form 3 for John Colton, our Chief Technology Officer, in connection with his appointment to such office.

CODE OF ETHICS

         We have adopted a Code of Ethics applicable to our senior executive officers and senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of this code has been filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 10. Executive Compensation

         The following table sets forth all compensation earned by our Chief Executive Officer and our most highly compensated executive officers and key employees whose total annual salaries and bonuses exceeded $100,000 for the year ended December 31, 2005 (the "Named Executive Officers"):

                                               Annual Compensation                          Long-Term Compensation
                                    -------------------------------------------           --------------------------
                                                                                          Securities      All Other
Name and                                                        Other Annual              Underlying    Compensation
Principal Position          Year    Salary($)    Bonus($)      Compensation($)            Options (#)       ($)
------------------          ----    ---------    --------      ---------------            -----------       ---

Frank Galuppo               2005    204,692         --             --                      --              --
President and Chief         2004    141,923         --             --                   1,315,250(2)       --
Executive Officer (1)       2003          --        --             --                      --              --

James D. Gardner            2005    104,326         --             --                     300,000 (2)       --
Chief Financial             2004      --            --             --                     --
Officer (3) --              2003      --            --             --                     --                --


John R. Colton              2005    143,538         --             --                     125,000 (2)       --
Chief Technology            2004     69,842         --             --                     100,000 (2)       --
Officer (4)                 2003      --            --             --                      --               --





(1) Mr. Galuppo became Chief Executive Officer in March 2004. In December 2004, he was elected President.

(2) Represents shares of Common Stock issuable upon exercise of employee stock options issued under the Company's 2000 Equity Incentive Plan.

(3)      Mr. Gardner was appointed Chief Financial Officer in June 2005.

(4) Mr. Colton Joined the Company in April 2004 and in June 2005 was appointed Chief Technology Officer.

OPTION GRANTS IN 2005

         The following table contains information concerning the grant of stock options to the Named Executives Officers during the fiscal year ended December 31, 2005:




                            NUMBER OF
                            SECURITIES            % OF TOTAL
                            UNDERLYING          OPTIONS GRANTED    EXERCISE OR
                              OPTIONS           TO EMPLOYEES IN       BASE         EXPIRATION
NAME                        GRANTED (#)         FISCAL YEAR (%)     PRICE ($)        DATE
----------------------     ------------         ---------------   -------------    ----------
Frank Galuppo                     --                  --               --            --
James D. Gardner             300,000(1)              14.64%         $1.05       5/23/2015
John R. Colton               125,000(1)               7.04%         $0.92       6/09/2015


AGGREGATE OPTIONS EXERCISED IN 2005 AND 2005 YEAR END OPTION VALUES

         The following table sets forth information with respect to the Named Executive Officers concerning the number and value of unexercised options held at December 31, 2005.



                                                         Number of Securities      Value of Unexercised
                                                        Underlying Unexercised      In-the-Money Options
                          Shares          Value         Options at Fiscal Year     At Fiscal Year End ($)
                        Acquired on      Realized                End (#)                Exercisable/
Name                    Exercise (#)       ($)        Exercisable/Unexercisable      Unexercisable (1)
----                   -------------       ---        -------------------------      -----------------
Frank Galuppo               --              --        767,229  /  548,020              -- / --
James D. Gardner            --              --         50,000  /  250,000              -- / --
John R. Colton              --              --         74,306  /  150,694              11,000 / 11,000


(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock ($0.77) on December 30, 2005, as reported on the OTC Bulletin Board.

DIRECTOR COMPENSATION


         CASH COMPENSATION: During 2005, each of OUR non-employee directors was paid a cash fee of $500 per telephonic board meeting and $1,000 for each board meeting attended in person. We also reimbursed directors for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any meetings of its committees.

         OPTION GRANTS: None of our directors was granted an option during 2005.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         We and Mr. Frank Galuppo, our Chief Executive Officer and President and a director, entered into three-year employment agreement, effective as of March 15, 2004, pursuant to which Mr. Galuppo is currently paid an annual salary of $210,000. Mr. Galuppo's salary is scheduled to increase to $235,000 at the beginning of the third year of employment. The agreement further provided that if Mr. Galuppo's employment is terminated other than for cause (as defined in the employment agreement) or if Mr. Galuppo terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of three months' base salary and benefits, if such termination takes place during the first twelve months of the effective date of the agreement. If such termination takes place after the first year of employment, then Mr. Galuppo will be entitled to receive the equivalent of six months' base salary and benefits. We also issued to Mr. Galuppo an option under our 2000 Equity Incentive Plan to purchase up to 1,315,250 shares of Common Stock at a per share exercise price of $0.79, which option is scheduled to vest over twelve succeeding quarters, beginning June 30, 2004. Mr. Galuppo has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

         In May 2005, we entered into an employment agreement with James D. Gardner pursuant to which Mr. Gardner serves as our Chief Financial Officer. The agreement has an initial term of one year. After the initial term of one year, the agreement is automatically renewable for an additional one-year term unless either party notifies the other in writing upon at least 45 days prior to the scheduled termination of the initial term or any renewal term that it does not intend to renew such agreement. Mr. Gardner is paid a monthly salary of $14,583 and was granted options under the Company's 2000 Equity Incentive Plan to purchase 300,000 shares of Common Stock at a per share purchase price of $1.05. The options vest over three years from the grant date and on a quarterly basis. The agreement may be terminated by Mr. Gardner for any reason on 60 days written notice to us or by us immediately for cause. In the event of a termination by us for any reason other than cause, we are to pay Mr. Gardner (i) if such termination occurs during the initial term of the agreement, an amount equal to 3 months' salary and (ii) if such termination occurs after the initial term, an amount equal to 6 months' salary. Mr. Gardner has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.


         In June 2005, we entered into an employment agreement with John R. Colton pursuant to which Mr. Colton serves as our Chief Technology Officer and pursuant to which he is paid a monthly salary of $12,500. Either we or Mr. Colton may terminate the agreement at any time upon advance notice. In connection with the entry into the employment agreement, Mr. Colton was granted options under the Company's 2000 Equity Incentive Plan to purchase 125,000 shares of Common Stock at a per share purchase price of $0.92. The options vest over three years from the grant date.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information, as of April 25, 2006, concerning the ownership of our Common Stock by (a) each person who, to our knowledge, beneficially owned on that date more than 5% of our outstanding Common Stock, (b) each of our directors and Named Executive Officers (as defined below under the heading "Executive Compensation") and (c) all of our current directors and executive officers as a group.


                                                      Number of Shares          Percent of
Name of Beneficial Owner (1)                        Beneficially Owned (2)   Common Stock (2)

Frank Galuppo, President, Chief Executive Officer          561,771 (3)            2.09%
 and Director

James D. Gardner, Chief Financial Officer                   16,000 (4)               *

John R. Colton, Chief Technology Officer                   139,079 (5)               *

Juan Mendez, Director                                    1,725,688 (6)            6.43%

Richard Rosenblum, Director                                297,323 (7)            1.10%

Gerald Butters, Director                                    62,500 (8)               *

Bob Martin, Director                                        87,500 (9)               *

Puritan LLC                                              1,533,334 (10)           5.82%

Melton Management Limited                                2,187,619 (11)           8.30%

All directors and executive officers as
 a group(7 persons)                                      2,889,861               10.10%

* Indicates less than 1%.

(1) Unless otherwise indicated, the address of each person listed is c/o Amedia Networks, Inc., 2 Corbett Way, Eatontown, New Jersey 07724.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such options or warrants. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person. We have calculated the percentages of shares beneficially owned based on 26,363,460 shares of our Common Stock outstanding at April 25, 2006.

(3) Represents (i) 15,000 shares of Common Stock and (ii) 546,771 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Incentive Plan. Does not include options to purchase an additional 765,479 shares of Common Stock scheduled to vest over the next two years.

(4) Does not include options to purchase an additional 300,000 shares of Common Stock scheduled to vest by May 2008.

(5) Represents (i) 27,274 shares of Common Stock and (ii) 111,805 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Incentive Plan. Does not include options to purchase an additional 113,195 shares of Common Stock scheduled to vest over the next two years.

(6) Represents (i) 1,260,626 shares of Common Stock and (ii) 465,062 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 150,000 shares issuable upon the exercise of warrants that are scheduled to vest between July and October 2006. The foregoing is based, in part, on the Amendment No. 1 to Schedule 13D filed by the stockholder on March 3, 2006.

(7) Represents (i) 164,406 shares of Common Stock issuable upon exercise of currently exercisable non-plan options, (ii) 16,667 shares of Common Stock issuable upon exercise of warrants issued to Mr. Rosenblum as the designee of Greenfield Capital Partners, LLC in August 2004 and (iii) 116,250 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2002 Non-Employee Directors Stock Option Plan.

(8) Represents shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2002 Non-Employee Directors Stock Option Plan. Does not include options to purchase an additional 37,500 shares of Common Stock scheduled to vest by September 2006.

(9) Represents shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2002 Non-Employee Directors Stock Option Plan. Does not include options to purchase an additional 37,500 shares of Common Stock scheduled to vest by September 2006.

(10) The stockholder is a limited liability company. The address of such person is 314 McDonald Avenue, Brooklyn, New York 11218. The foregoing is based on a
Schedule 13G filed by the stockholder on November 19, 2004.

(11) The address of such person is P.O. Box 3161, Road Town, Tortola, British Virgin Islands. The foregoing is based on a Schedule 13G filed by the stockholder on October 8, 2003, as amended on February 10, 2006. Does not include shares of Common Stock issuable upon conversion of Convertible Preferred Stock or exercise of warrants referred to under "Selling Stockholders."

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of December 31, 2005 relating to our equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION



            Plan Category                  Number of       Weighted-          Number of
                                         securities to      average           securities
                                           be issued    exercise price of     remaining
                                             upon          outstanding      available for
                                          exercise of       options,           future
                                          outstanding       warrants          issuance.
                                           options,        and rights
                                         warrants and
                                            rights
                                              (a)             (b)                (c)
Equity compensation plans approved by
           security holders                6,509,424         $2.23             1,705,142

Equity compensation plans not approved
         by security holders               3,877,944(1)      $1.31                     -
                                          ----------                           ---------
               Total                      10,387,368         $1.89             1,705,142
                                          ==========                           =========




(1) Comprised of to (i) 493,218 shares of our Common Stock that may be issuable upon the exercise of non-plan five-year options issued to non-employee directors in January 2004 and are exercisable at a per share exercise price of $0.56, (ii) 100,000 shares of our Common Stock that may be issuable upon the exercise of four year warrants issued to a service provider and are exercisable at a per share exercise price of $0.62, (iii) 1,148,173 shares of our Common Stock issuable upon exercise of five year warrants issued in August 2004 to placement agent in connection with the private placement of our 7% Series A Convertible Preferred Stock at prices ranging from $0.75 to $2.50 per share, subject to cashless exercise provisions under certain terms, (iv) 333,333 shares of our Common Stock issuable upon exercise of five year warrants issued in August 2004 to a provider of an equity line commitment discussed in Note 11to the accompanying financial statement, (v) 150,000 shares of our Common Stock issuable upon exercise of five year warrants issued in April 2005 in connection with a short-term loan made to us (vi) 1,153,220 shares of our Common Stock issuable upon exercise of five year warrants issued in April and May 2005 to a placement agent in connection with the private placement of our 8% Series B Convertible Preferred Stock, as more fully described in Note 5 of the accompanying financial statement (vii) 500,000 shares of our Common Stock issuable upon exercise of five year warrants issued in December in connection with a short-term loan made to us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 2004, we entered into a service agreement with Elite Financial Communications Group, LLC ("Elite"), pursuant to which Elite agreed to provide investor relation services to us for compensation of $7,500 per month (plus expenses). By its terms, the agreement with Elite expired in December 2005. One of our non-employee directors was a partner and managing member of Elite. This director resigned from service on our board of directors as of June 9, 2005.

         In August 2004, we paid Greenfield Capital Partners, LLC, ("Greenfield") and its designees, a placement fee with respect to the placement of 2,500 shares of our Series A Preferred Stock. The placement fee was comprised of (i) a cash payment of $25,000 and (ii) five-year warrants to purchase up to 66,667 shares of our Common Stock, of which options for 33,333 shares are exercisable at a per share exercise price of $.75; options for 16,667 shares are exercisable at a per share exercise price of $1.50; and options for the 16,667 shares are exercisable at a per share exercise price of $2.50. One of our non-employee directors was a Managing Director of Greenfield at the time that the private placement was consummated and Greenfield designated that director to receive half of those warrants. The director subsequently left Greenfield.

         In January 2006 we entered into bridge loan agreements with three private investors (collectively the "January 2006 Investors"), pursuant to which these investors loaned to us, on a secured basis, the aggregate amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. Pursuant to the terms of the agreements with these investors, we issued to Mr. Mendez five year warrants to purchase up to 125,000 share of our Common Stock at a per share exercise price of $1.50, subject to adjustment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table presents fees for professional audit services rendered by Marcum for the audit of our annual financial statements for 2005 and 2004 and fees billed for other services rendered by Marcum during 2005 and 2004.

Type of Service/Fee       Fiscal 2005        Fiscal 2004


Audit Fees (1)             $ 100,542           $92,200


Audit Related Fees (2)          $0                  $0
Tax Fees (3)                    $0                  $0
All Other Fees (4)              $0                  $0

(1) Consists of fees for professional services rendered for the audit of our consolidated financial statements included in the annual report and the review of the interim financial statements included in the quarterly reports, and for the services that are normally provided in connection with regulatory filings or engagements.

(2) Includes fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to consultation regarding generally accepted accounting principles.

(3) Consists of fees for tax compliance, tax advice and tax planning.

(4) Consists of fees for products and services not included in the above categories.

         The Audit Committee reviewed the non-audit services rendered for fiscal 2005 and fiscal 2004 as set forth in the above table and concluded that such services were compatible with maintaining the accountants' independence. The Audit Committee's policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the issuer caused this report to be signed by the undersigned thereunto duly authorized.

DATE: MAY 1, 2006         /S/ FRANK GALUPPO
                          -----------------
                              FRANK GALUPPO
                              CHIEF EXECUTIVE OFFICER AND DIRECTOR

DATE: MAY 1, 2006         /S/ JD GARDNER
                          --------------
                              JD GARDNER
                              CHIEF FINANCIAL OFFICER
                             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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
                                                               =================


                 See Notes to Consolidated Financial Statements.

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                      From
                                                                                                                   Inception
                                                                                       Twelve Months               (July 14,
                                                                                           Ended                    1994) to
                                                                                        December 31,              December 31,
                                                                                   2005             2004              2005
                                                                             -----------------  --------------  ----------------
   Sales                                                                     $          5,548   $           -   $         5,548
                                                                             -----------------  --------------  ----------------

   Cost of goods sold                                                                   6,078               -             6,078
                                                                             -----------------  --------------  ----------------

   Gross loss                                                                            (530)              -              (530)
                                                                             -----------------  --------------  ----------------

   Expenses
        Research and development (1)                                                3,975,852       3,222,695        13,358,917
        Sales and marketing (1)                                                     2,422,999         505,313        12,722,327
        General and administrative (1)                                              2,209,171       1,860,959        22,691,083
        Bad debt expense                                                                    -               -           161,000
                                                                             -----------------  --------------  ----------------
   Total expenses                                                                   8,608,022       5,588,967        48,933,327
                                                                             -----------------  --------------  ----------------

   Operating loss                                                                  (8,608,552)     (5,588,967)      (48,933,857)
                                                                             -----------------  --------------  ----------------

   Other expense (income)
        Legal settlement                                                                    -               -           565,833
        Late filing penalty on preferred stock registration                            86,742         199,500           286,242
        Realized gain of foreign currency translation                                       -         (81,007)          (81,007)
        Loss on investment                                                                  -               -            17,000
        Other income                                                                        -               -           (75,000)
        Net losses of affiliate                                                             -               -         1,196,656
        Impairment loss on investment in affiliate                                          -               -           748,690
        Revenue from copy protection business                                               -               -          (125,724)
        Gain on sale of copy protection business                                            -               -        (5,708,328)
        Gain on sale of investment in affiliate                                             -               -           (40,000)
        Loss on disposition of fixed assets                                             1,692               -            30,873
        Amortization of deferred financing costs                                            -               -         4,516,775
        Impaired offering costs                                                       267,404               -           267,404
        Interest income                                                               (36,006)        (24,988)         (984,735)
        Interest expense                                                              286,889               -         2,253,036
                                                                             -----------------  --------------  ----------------

   Total other expense                                                                606,721          93,505         2,867,715
                                                                             -----------------  --------------  ----------------

   Net loss                                                                  $     (9,215,273)  $  (5,682,472)  $   (51,801,572)
                                                                             =================  ==============  ================

   Deemed dividend on convertible preferred stock                                   3,076,104       2,494,753         5,570,857
   Dividend on convertible preferred stock                                            649,905         144,986           794,891
                                                                             -----------------  --------------  ----------------

   Net loss applicable to common stockholders                                $    (12,941,282)  $  (8,322,211)  $   (58,167,320)
                                                                             =================  ==============  ================

   Per share data:

        Basic and diluted                                                    $          (0.64)  $       (0.51)
                                                                             =================  ==============

   Weighted average number
       of common shares used in
       basic and diluted loss per share                                            20,378,250      16,440,630
                                                                             =================  ==============

   (1) Includes non-cash, stock-based compensation expense as follows:

        Research and development                                             $         18,573   $           -   $       474,812
        Sales and marketing                                                                 -               -         5,336,558
        General and administrative                                                     73,592          85,850         5,772,355
                                                                             -----------------  --------------  ----------------

                                                                             $         92,165   $      85,850   $    11,583,725
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


On December 22, 2005 the Company entered into a Bridge Loan Agreement ("December 2005 Bridge Loan Agreement") with two institutional investors (collectively the " December 2005 Bridge Investors ") pursuant to which the December 2005 Bridge Investors advanced a loan to the Company in the aggregate principal amount of $1,000,000 (the " December 2005 Bridge Loan"). Pursuant to the December 2005 Bridge Loan Agreement, the Company issued to the December 2005 Bridge Investors secured promissory notes in the aggregate principal amount of $1,080,000 (collectively the " December 2005 Bridge Notes"), representing an original issue discount of 8%. The Notes are scheduled to mature on the date (the "Maturity Date") which is the earlier of (i) a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $2 million or (ii) April 21, 2006. Prior to the Maturity Date, the Company may, at its option, prepay the December 2005 Bridge Notes in whole or in part. If not paid at maturity, interest on the December 2005 Bridge Notes will accrue at 14% per annum from the Maturity Date until the actual date of payment. To secure the Company's obligations under the December 2005 Bridge Loan, the Company granted to these investors a security interest in substantially all of its assets, including without limitation, its intellectual property, under the terms and conditions of a Security Agreement (the "Security Agreement") dated as of the date of the December 2005 Bridge Loan Agreement, which security interest, by its terms, is released upon payment or other satisfaction of the outstanding amounts. The Company received net proceeds of $877,470 from the proceeds of the loan, after the payment of transaction related fees and expenses. In connection with the December 2005 Bridge Loan, the Company issued to these December 2005 Bridge Investors a five-year warrant (the "December 2005 Bridge Warrants") to purchase up to 500,000 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or, under certain circumstances (including obtaining appropriate consent of certain other parties), if prior to the expiration of exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction. In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company recorded a $108,660 discount on the note payable based upon the relative fair values of the note and the Common Stock purchase warrants that is amortizing over the 120 day term of the note. Amortization of the discount on the note payable for the year ended December 31, 2005 was $9,051 and is included as interest expense in the accompanying consolidated statement of operations. The Company is amortizing the $80,000 original issue discount over the 120 day term of the Notes. Amortization of the discount on the note payable for the year ended December 31, 2005 was $6,664 and is included as interest expense in the accompanying consolidated statements of operations. On April 19, 2006, the Company entered into an agreement to extend the maturity date of the December 2005 Bridge Loan. See Note 13G (Subsequent Events) - Extension of Bridge Loans (Unaudited).


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

NOTE 13 - SUBSEQUENT EVENTS

A. BRIDGE LOANS

(i) On January 20, 2006, the Company entered into additional Short Term Loans with three private investors (collectively the "January 2006 Investors"), pursuant to which these investors loaned to the Company the aggregate principal amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. Pursuant to the January 2006 Loan Agreement, the Company issued to the January 2006 Investors secured promissory notes (the "January 2006 Notes") in the aggregate principal amount of $530,000, representing an original issue discount of 6% with respect to the principal amount of $500,000 through the stated maturity date of April 21, 2006. The January 2006 Notes are scheduled to mature on the Maturity Date of the Short-Term Loan incurred in December 2005 (see Note
5). To secure the Company's obligations under the January 2006 Loan Agreement, the Security Agreement between the Company and the Secured Parties named therein which was entered into in connection with the December 2005 Short-Term Loan was amended to reflect the new loan by the January 2006 Investors. The Company also issued to the January 2006 Investors warrants expiring December 31, 2010 (the "January 2006 Bridge Loan Warrants") to purchase in the aggregate up to 250,000 shares of the Company's Common Stock, at a per share exercise price of $1.50, subject to adjustment upon certain specified conditions. The Company received net proceeds of $495,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. The additional loans were on terms and conditions substantially similar to the Short Term Loan that were incurred in December 2005. On April 19, 2006, the Company entered into an agreement to extend the maturity date of the January 2006 Bridge Notes. See Note 13G (Subsequent Events - Extension of Bridge Loans (Unaudited).


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


G. EXTENSION OF BRIDGE LOANS (UNAUDITED)

On April 19, 2006, the Company, the December 2005 Bridge Loan Investors and the January 2006 Investors entered in to an agreement to extend the maturity date of the December 2005 Bridge Notes and the January 2006 Notes until May 21, 2006 (or the earlier date on which the Company completes a financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $2.0 million). In consideration of this extension, the Company issued to the December 2005 Bridge Loan Investors January and the January 2006 Investors warrants to purchase, in the aggregate, up to 150,000 shares of Common Stock at $1.50 per share and otherwise having terms and conditions identical to the December 2005 Bridge Warrants and the January 2006 Bridge Loan Warrants.