Form 10QSB
period 2006-03-31
AMEDIA NETWORKS, INC.
filed 2006-05-22
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    MARK ONE

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

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

                                 (732) 440-1992
              (Registrant's telephone number, including area code)

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

        The number of shares outstanding of the registrant's Common Stock as of May 11, 2006, is 26,815,939 shares.

        Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                                      Index

                                                                                      Page
                                                                                      ----
Forward Looking Statements                                                (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet as of
          March 31, 2006 (unaudited)                                                   1

        Condensed Consolidated Statements of Operations For the three months ended March 31, 2006 and 2005 and from Inception (July 14, 1994) to
          March 31, 2006 (unaudited)                                                   2

        Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2006 and 2005 and from Inception (July 14, 1994) to
          March 31, 2006 (unaudited)                                                   3

Notes to the Condensed Consolidated Financial Statements (unaudited)                   4

Item 2. Management's Discussion and Analysis or Plan of Operation                     17

Item 3. Controls and Procedures                                                       21

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                             22

Item 2. Changes in Securities                                                         22

Item 3. Defaults upon Senior Securities                                               22

Item 4. Submission of Matters to a Vote of Security Holders                           22

Item 5. Other Information                                                             22

Item 6. Exhibits                                                                      23

Signatures                                                                            24


                                       (i)

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

                                      (ii)

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2006

                                     ASSETS
Current assets
      Cash and cash equivalents                                    $      8,704
      Accounts receivable                                                25,379
      Inventories                                                       912,965
      Prepaid expenses                                                   88,604
                                                                   ------------
      Total current assets                                            1,035,652
                                                                   ------------
Property and equipment - net                                            667,782
                                                                   ------------
Other assets
      Capitalized software costs                                      1,476,527
      Deferred financing costs                                          148,887
      Security deposit                                                   46,750
                                                                   ------------
      Total other assets                                              1,672,164
                                                                   ------------
         Total assets                                              $  3,375,598
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Current liabilities
      Accounts payable                                             $  1,645,793
      Accrued expenses                                                  615,666
      Dividends payable                                                 136,983
      Notes payable, net of unamortized discounts of $261,693         2,933,307
      Current portion of capital leases                                   5,053
                                                                   ------------
      Total current liabilities                                       5,336,802
                                                                   ------------
Long-term liabilities
      Capital leases, less current maturities                            10,968
                                                                   ------------
         Total liabilities                                            5,347,770
                                                                   ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 19,403 issued and outstanding
   ($1,940,300 liquidation preference)                                       19
   Series B convertible preferred stock,
   85,000 shares authorized; 51,500 issued and outstanding
   ($5,150,000 liquidation preference)                                       52
Common stock, $.001 par value;
   75,000,000 shares authorized; 25,059,750
   issued and outstanding                                                25,060
Additional paid-in capital                                           60,816,887
Deficit accumulated during the development stage                    (61,690,629)
Deferred compensation                                                (1,123,561)
                                                                   ------------
      Total stockholders' deficiency                                 (1,972,172)
                                                                   ------------
         Total liabilities and stockholders' deficiency            $  3,375,598
                                                                   ============

            See Notes to Condensed Consolidated Financial Statements.

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            From
                                                                                                         Inception
                                                                                Three Months             (July 14,
                                                                                  Ended                  1994) to
                                                                                 March 31,               March 31,
                                                                            2006            2005            2006
                                                                       ------------    ------------    ------------
Sales                                                                  $     25,379    $      2,650    $     30,927
                                                                       ------------    ------------    ------------
Cost of goods sold                                                           19,747           3,141          25,825
                                                                       ------------    ------------    ------------
Gross profit (loss)                                                           5,632            (491)          5,102
                                                                       ------------    ------------    ------------
Expenses
     Research and development (1)                                         1,267,114       1,062,377      14,626,031
     Sales and marketing (1)                                                427,479         441,480      13,149,806
     General and administrative (1)                                       1,245,958         439,069      23,937,041
     Bad debt expense                                                          --              --           161,000
                                                                       ------------    ------------    ------------
Total expenses                                                            2,940,551       1,942,926      51,873,878
                                                                       ------------    ------------    ------------
Operating loss                                                           (2,934,919)     (1,943,417)    (51,868,776)
                                                                       ------------    ------------    ------------
Other (income) expense
     Legal settlement                                                          --              --           565,833
     Late filing penalty on preferred stock registration                       --              --           286,242
     Realized gain of foreign currency translation                             --              --           (81,007)
     Loss on investment                                                        --              --            17,000
     Other income                                                              --              --           (75,000)
     Net losses of affiliate                                                   --              --         1,196,656
     Impairment loss on investment in affiliate                                --              --           748,690
     Revenue from copy protection business                                     --              --          (125,724)
     Gain on sale of copy protection business                                  --              --        (5,708,328)
     Gain on sale of investment in affiliate                                   --              --           (40,000)
     Loss on disposition of fixed assets                                       --             1,692          30,873
     Amortization of deferred financing costs                                  --              --         4,516,775
     Impaired offering costs                                                   --              --           267,404
     Interest income                                                           (753)         (4,433)       (985,488)
     Interest expense                                                       412,231            --         2,665,267
                                                                       ------------    ------------    ------------
Total other (income) expense                                                411,478          (2,741)      3,279,193
                                                                       ------------    ------------    ------------
Net loss                                                               $ (3,346,397)   $ (1,940,676)   $(55,147,969)
                                                                       ============    ============    ============
Deemed dividend on convertible preferred stock                                 --              --         5,570,857
Dividend on convertible preferred stock                                     176,912          71,188         971,803
                                                                       ------------    ------------    ------------
Net loss applicable to common stockholders                             $ (3,523,309)   $ (2,011,864)   $(61,690,629)
                                                                       ============    ============    ============
Per share data:
     Basic and diluted                                                 $      (0.16)   $      (0.11)
                                                                       ============    ============
Weighted average number
    of common shares used in
    basic and diluted loss per share                                     22,559,205      17,999,379
                                                                       ============    ============
(1) Includes non-cash,  stock-based compensation expense as follows:
     Research and development                                          $    258,884    $      4,643    $    733,696
     Sales and marketing                                                     40,396            --         5,376,954
     General and administrative                                             294,949          20,883       6,067,304
                                                                       ------------    ------------    ------------
                                                                       $    594,229    $     25,526    $ 12,177,954
                                                                       ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           From
                                                                               Three Months              Inception
                                                                                  Ended               (July 14, 1994)
                                                                                 March 31,             to March 31,
                                                                           2006            2005            2006
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $ (3,346,397)   $ (1,940,676)   $(55,147,969)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                                          43,995          17,304       1,130,377
      Forgiveness of note receivable, officer                                  --              --           100,000
      Loss from disposition of fixed assets                                    --             1,692         197,065
      Bad debt expense                                                         --              --           161,000
      Amortization of note discount and finance costs                       411,624            --         5,208,756
      Impaired offering costs                                                  --              --           267,404
      Foreign currency translation adjustment and realized gain                --              --           (82,535)
      Beneficial conversion feature of convertible debt                        --              --           572,505
      Stock, warrants and options issued for services and settlement        594,229          25,526      12,350,915
      Payment of common stock issued with guaranteed selling price             --              --          (155,344)
      Net losses of affiliate                                                  --              --         1,196,656
      Impairment loss on investment in affiliate                               --              --           748,690
      Gain on sale of Copy Protection Business                                 --              --        (5,708,328)
      Gain on sale of investment in affiliate                                  --              --           (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                 (25,379)         (2,400)        (24,825)
        Inventories                                                          16,052            --          (912,965)
        Prepaid expenses                                                     (9,411)         16,951        (118,262)
        Other assets                                                           --           (26,099)        (46,750)
        Accounts payable                                                    189,216         447,111       1,098,600
        Accrued expenses                                                     53,849         105,978       1,711,440
        Accrued severance pay                                                  --              --          (122,363)
        Interest payable                                                       --              --           251,019
                                                                       ------------    ------------    ------------
      Net cash used by operating activities                              (2,072,222)     (1,354,613)    (37,364,914)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                         --              --            68,594
   Purchases of property and equipment                                      (20,893)       (165,132)     (1,826,638)
   Capitalized software costs                                              (216,145)       (130,988)     (1,476,527)
   Proceeds from sale of Copy Protection Business                              --              --         5,050,000
   Proceeds from sale of investment in affiliate                               --              --            40,000
   Investment in ComSign, Ltd.                                                 --              --        (2,000,000)
   Increase in note receivable, officer                                        --              --          (100,000)
   Increase in note receivable                                                 --              --          (130,000)
   Increase in organization costs                                              --              --            (7,680)
                                                                       ------------    ------------    ------------
      Net cash used by investing activities                                (237,038)       (296,120)       (382,251)
                                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of convertible preferred stock                   --              --        11,726,600
   Proceeds from exercise of warrants and options                           162,006         189,230         351,236
   Proceeds from issuance of common stock                                      --              --        21,177,354
   Stock offering costs                                                        --              --          (475,664)
   Deferred financing costs                                                (176,620)           --          (981,462)
   Proceeds from note payable                                             2,000,000            --         3,000,000
   Proceeds from short-term borrowings                                         --              --         1,356,155
   Payments on capital lease obligations                                     (1,209)           --            (4,137)
   Proceeds from long-term debt                                                --              --         2,751,825
   Proceeds from convertible debentures                                        --              --         2,000,000
   Repayment of short-term borrowings                                          --              --        (1,357,082)
   Repayments of long-term debt                                                --              --        (1,615,825)
   Dividends paid to preferred stockholders                                    --          (166,051)       (167,719)
                                                                       ------------    ------------    ------------
      Net cash provided by financing activities                           1,984,177          23,179      37,761,281
                                                                       ------------    ------------    ------------
Effect of exchange rate changes on cash                                        --              --            (5,412)
                                                                       ------------    ------------    ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (325,083)     (1,627,554)          8,704

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            333,787       2,275,377            --
                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      8,704    $    647,823    $      8,704
                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the periods for:
        Interest                                                       $       --      $       --      $    482,492
                                                                       ============    ============    ============

      Non-cash investing and financing activities:

        Issuance of common stock warrants in connection
          with bridge loans                                            $    245,316    $       --      $    353,976
                                                                       ============    ============    ============

        Original issue discount on notes payable                       $    115,000    $       --      $    195,000
                                                                       ============    ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $55,147,969 since its inception, and as of March 31, 2006, has negative working capital of $4,301,150 and stockholders' deficiency of $1,972,172. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or to secure funding sufficient to provide for the working capital needs of its business. There is no assurance that the Company will generate revenue or raise the funds in the amounts needed to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

As more fully described in Notes 5 (Notes Payable) and Note 9 (Subsequent Events), the Company funded its operations during the past six months from the proceeds of the sale of its short-term notes. In May 2006 the Company raised $10 million in gross proceeds from the private placement to accredited institutional and individual investors of its two-year 8% Senior Secured Convertible Debentures. See Note 9 (Subsequent Events).

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of

Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at March 31, 2006, and its results of operations and cash flows for the three months ended March 31, 2006 not misleading. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR LTD., which has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the financial statements for the three months ended March 31, 2005 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the three months ended March 31, 2006. These reclassifications had no effect on the previously reported net loss.

REVENUE RECOGNITION

The Company receives revenue from the sale of its QoStream product line which is comprised of hardware and software. Revenue is recognized on product sales when there exists persuasive evidence of an arrangement pursuant to which units are shipped, the fee is fixed and determinable and collection is probable. During the three months ended March 31, 2006 the Company recorded $25,379 from sales of units of its QoStream products and related hardware.

INVENTORY

Inventory includes costs for materials and finished product which is stated at the lower of cost or market. As of March 31, 2006 any items relieved from inventory have been determined under the specific identification method. The balance at March 31, 2006 of inventories amounted to $912,965, which included raw materials of $173,259 and finished goods of $739,706.

CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2006 the Company capitalized $216,146 of internally developed software product costs. Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in SFAS No. 86. Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached, which as of March 31, 2006 had not been achieved.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the three months ended March 31, 2006 and 2005 were $1,267,114 and $1,062,377, respectively.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment" (FAS 123R) that amends FAS 123, and FAS No. 95, "Statement of Cash Flows" and supersedes Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations (APB 25). As of January 1, 2006, FAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. FAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which the Company issues equity instruments for services to non-employees. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition.

The Company adopted FAS 123R on January 1, 2006 and uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. As a result, the Company's net loss for the three months ended March 31, 2006 is $350,447 higher than if it had continued to account for the share based payment under APB 25. In addition, there were $990,558 of unvested employee stock options as of January 1, 2006 that was recorded as deferred compensation and additional paid in capital.

Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of APB 25.

A comparison of reported net earnings for the three months ended March 31, 2006 and 2005, and pro-forma net earnings for the three months ended March 31, 2005, including effects of expensing stock options, follows.

                                           Three Months Ended,
                                                 March 31,
                                           2006              2005
                                       -------------    -------------
Net loss applicable to
common stockholders, as reported         $(3,523,309)   $(2,011,864)

Net loss per share applicable to
common stockholders, basic and diluted
      as reported                        $     (0.16)   $     (0.11)

Stock option expense included
in net loss                              $   374,229    $    25,526

Total stock option expense               $   374,229    $   235,035*

PRO-FORMA EFFECTS

Pro-forma net loss applicable to
common stockholders, as reported                        $(2,221,373)

Pro-forma net loss per share,
  basic and diluted                                     $     (0.11)

* computed as if SFAS 123R had been applied to expense all stock options.

OPTION ISSUANCES AND EXERCISES

On February 2, 2006, the Company awarded an employee stock options to purchase up to an aggregate of 10,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $.65 per share (based on the closing market price of the Common Stock on the date preceding the date of grant). The fair value of the options amounted to $2,954 and is being amortized over the three-year vesting period. The Company recorded stock-based compensation expense of $164 in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006 for this transaction.

On February 3, 2006 the Company granted to two consultants non-qualified stock options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 60,000 shares of Common Stock at an exercise price of $0.65 per share, with such option vesting over 3 years. The $0.65 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $17,274 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $960 in the accompanying condensed consolidated financial statements for the three months ended March 31, 2006 for this transaction.

In February 2006 the Company received cash proceeds of $162,000 from the exercise by certain Company officers and directors of stock options to purchase a total of 268,200 shares of the Company's Common Stock. In consideration of those stock option exercises, the Company issued to the exercising officers and directors stock options to purchase up to 95,088 shares of the Company's Common Stock from the 2000 Equity Incentive Plan and stock options to purchase up to 441,312 shares of the Company's Common Stock under the 2002 Directors Plan, in each case at per share exercise prices ranging from $0.69 to $0.70. The exercise price of each of these options is equal to the closing price of the Common Stock on the date of issuance. The fair value of the options amounted to $169,484 and is vested immediately The Company recorded stock-based compensation expense of $169,484 in the accompanying financial statements for the three months ended March 31, 2006 for this transaction.

On March 14, 2006, the Company issued to a total of 29 employees options to purchase up to an aggregate of 486,500 shares of the Company's common stock, par value $0.001 ("Common Stock") under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $0.86 per share (based on the closing market price of the Common Stock on the date of the grant. The fair value of the options amounted to $190,895 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $5,303 in the accompanying financial statements for the three months ended March 31, 2006 for this transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - LOSS PER SHARE

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

Common stock equivalents have been excluded from the weighted-average shares for the three months ended March 31, 2006 and 2005 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 7,772,342 and 5,388,642 shares of Common Stock were outstanding at March 31, 2006 and 2005, respectively. Potentially dilutive warrants to purchase 15,228,786 and 8,861,506 shares of Common Stock were outstanding at March 31, 2006 and 2005, respectively. In addition, there were 19,403 and 23,854 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 2,587,066 and 3,180,533 shares of Common Stock at March 31, 2006 and 2005, respectively. In addition, 51,500 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), were outstanding and potentially convertible into 5,099,010 shares of Common Stock at March 31, 2006. The May 2006 Private Placement referred to in Note 9D (Subsequent Events) resulted in an adjustment to the conversion rate into Common Stock of the outstanding Series B Preferred Stock.

In addition, see Note 9 for issuances of Common Stock subsequent to quarter-end.

NOTE 5- NOTES PAYABLE

(i) On December 22, 2005 the Company entered into a Bridge Loan Agreement ("December 2005 Bridge Loan Agreement") with two institutional investors (collectively the " December 2005 Bridge Investors ") pursuant to which the December 2005 Bridge Investors advanced a loan to the Company in the aggregate amount of $1,000,000 (the " December 2005 Bridge Loan"). Pursuant to the December 2005 Bridge Loan Agreement, the Company issued to the December 2005 Bridge Investors secured promissory notes in the aggregate principal amount of $1,080,000 (collectively the " December 2005 Bridge Notes"), representing an original issue discount of 8%. The Notes were scheduled to mature on the date (the "Maturity Date") which is the earlier of (i) a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $2 million or (ii) April 21, 2006. The Company received net proceeds of $887,470 from the proceeds of these loans, after payment of offering related fees and expenses. In connection with the December 2005 Bridge Loan, the Company issued to the December 2005 Bridge Investors a five-year warrant (the "December 2005 Bridge Warrants") to purchase up to 500,000 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or, under certain circumstances, if prior to the expiration of exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction.

In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company recorded a $108,660 discount on the note payable based upon the relative fair values of the December 2005 Bridge Notes and the December 2005 Bridge warrants that is amortizing over the 120 day term of the note. Amortization of the discount on the December 2005 Bridge Notes for the three months ended March 31, 2006 was $80,594 and is included as interest expense in the accompanying consolidated statement of operations. The Company is amortizing the $80,000 original issue discount over the 120 day term of the December 2005 Bridge Notes. Amortization of the discount on the note payable for the three months ended March 31, 2006 was $59,336 and is included as interest expense in the accompanying condensed consolidated statements of operations.

The Company paid $122,530 of issue costs on the December 2005 Bridge Notes which is being amortized over the original 120 day term of the notes. Amortization of the issue costs on the December 2005 Bridge Notes for the three months ended March 31, 2006 was $90,880 and is included as interest expense in the accompanying condensed consolidated statements of operations.

On April 19, 2006, the maturity date of the December 2005 Bridge Notes was extended to May 21, 2006 and, in connection with such extension, the Company issued to the December 2005 Bridge Investors warrants to purchase an additional 100,000 shares of Common Stock on terms and conditions, including without limitation, exercise price and period, identical to the December 2005 Bridge Warrants and agreed to pay to them in the aggregate $20,000.

On May 5, 2006, the Company paid to the December 2005 Bridge Investors a total of $750,000 from the proceeds of the May 2006 Private Placement referred to in
Note 9D (Subsequent Events) in satisfaction of the December 2005 Bridge Notes. As one of the December 2005 Bridge Investors participated in the May 2006 Private Placement, $350,000 of the original principal amount of the December 2005 Bridge Note issued to such investor was offset against the purchase price of the securities that the investor purchased in the May 2006 Private Placement.

(ii) On January 20, 2006, the Company entered into additional short term loan agreements with three private investors (collectively the "January 2006 Bridge Investors"), pursuant to which these investors loaned the Company the aggregate amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. Pursuant to the January 2006 Loan Agreement, the Company issued to the January 2006 Investors secured promissory notes (the "January 2006 Bridge Notes") in the aggregate principal amount of $530,000, representing an original issue discount of 6% with respect to the principal amount of $500,000 through the stated maturity date of April 21, 2006. The Company received net proceeds of $495,000 from these loans, after payment of offering related fees and expenses. The Company also issued to the January 2006 Investors warrants expiring December 31, 2010 (the "January 2006 Bridge Loan Warrants") to purchase in the aggregate up to 250,000 shares of the Company's Common Stock, at a per share exercise price of $1.50, subject to adjustment upon certain specified conditions.

In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company recorded a $40,134 discount on the short term loan based upon the relative fair values of the January 20, 2006 Bridge Notes and the January 20, 2006 Bridge warrants that is amortizing over the 91day term of the note. Amortization of the discount on the January 20, 2006 short term loan for the three months ended March 31, 2006 was $30,871 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company is amortizing the $30,000 original issue discount over the 91day term of the January 20, 2006 short term loan. Amortization of the discount on the note payable for the three months ended March 31, 2006 was $23,076 and is included as interest expense in the accompanying condensed consolidated statements of operations.

The Company paid $5,000 of issue costs on the January 20, 2006 short term loan which is being amortized over the original 91 day term of the notes. Amortization of the issue costs on the January 20, 2006 short term loan for the three months ended March 31, 2006 was $3,869 and is included as interest expense in the accompanying condensed consolidated statements of operations.

On April 19, 2006, the maturity date of these loans was extended to May 21, 2006 and, in connection with such extension, the Company issued to the January 2006 Bridge Investors warrants to purchase an additional 50,000 shares of Common Stock on terms and conditions, including without limitation, exercise price and period, identical to the December 2005 Bridge Warrants and agreed to pay to them in the aggregate $10,000.

On May 5, 2006, the Company paid to the January 2006 Bridge Investors a total of $290,000 from the proceeds of the May 2006 Private Placement referred to in Note 9D (Subsequent Events) in satisfaction of the January 2006 Bridge Notes. As two of the January 2006 Bridge Investors participated in the May 2006 Private Placement, $250,000 of the original principal amount of the January 2006 Bridge Notes issued to these investors was offset against the purchase price of the securities these investors purchased in the May 2006 Private Placement.

(iii) From February 27 through March 13, 2006, the Company entered into additional short term loan agreements under which it borrowed the aggregate amount of $1,500,000 (the "March 2006 Short-Term Loans") from one of the institutional investors who participated in the Bridge Loan Agreement that closed in December 2005. These loans were originally scheduled to mature on the date which is the earlier of (i) a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $3.5 million or (ii) June 1, 2006. The Company issued to the investor secured promissory notes in the aggregate principal amount of $1,585,000, representing an original issue discount of approximately 6% with respect to the principal amount loaned through the stated maturity date of June 1, 2006. The Company received net proceeds of $1,328,410 from the proceeds of these loans, after payment of offering related fees and expenses. In addition, the Company issued to the investor five year bridge loan warrants to purchase in the aggregate up to 750,000 shares of the Company's Common Stock, at a per share exercise price of $1.50, subject to adjustment upon certain specified conditions. The additional loan was on terms and conditions substantially similar to the December 2005 Bridge Loan.

In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company recorded a $205,182 discount on the notes payable based upon the relative fair values of the note and the Common Stock purchase warrants that is amortizing over the term of the note. Amortization of the discount on the note payable for the three months ended March 31, 2006 was $54,691 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company amortized the $85,000 original issue discount over the term of the Notes. Amortization of the discount on the notes payable for the three months ended March 31, 2006 was $23,000 and is included as interest expense in the accompanying condensed consolidated statements of operations. The Company paid $171,590 of issue costs on the notes payable which are being amortized over the term of the Notes which vary from 79 to 92 days. Amortization of the issue costs on the note payable for the three months ended March 31, 2006 was $45,307 and is included as interest expense in the accompanying condensed consolidated statements of operations.

On May 5, 2006, the Company paid to this investor $1,585,000 from the proceeds of the May 2006 Private Placement referred to in Note 9D (Subsequent Events) in satisfaction of the March 2006 Short-Term Loans.

NOTE 6 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three months ended March 31, 2006:

The Company issued 236,667 shares of Common Stock upon the conversion of 1,775 shares of Series A Preferred Stock representing $177,500 in stated value at a per share conversion price of $0.75.

The Company issued 1,945,545 shares of Common Stock upon the conversion of 19,650 shares of Series B Preferred Stock representing $1,965,000 in stated value at a per share conversion price of $1.01.

The Company issued 268,200 shares of Common Stock upon the exercise of stock options resulting in proceeds of approximately $162,000.

The Company issued 250,000 shares of Common Stock with a total fair market value of $220,000 to a consultant.

The Company issued 43,486 shares of Common Stock valued at a total fair market value of $39,972 to Series B Preferred Stockholders as stock dividends. The shares were issued at prices between $0.91 and $0.99 per share which was a discount to the fair market value on the date of issuance.

NOTE 7 - PRODUCT ENHANCEMENT

The Company and Lucent Technologies, Inc. ("Lucent") are parties to a Development and Licensing Agreement effective as of January 2004. In April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add to the Company's QoStream product line additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of March 31, 2006, the Company has remitted the entire $868,000 to Lucent for this development work.

During May 2005, the Company and Lucent entered into a supplementary development agreement to add additional product features and developments to the Company's QoStream product line for agreed upon consideration of approximately $1,100,000. Under the agreement, payment is due upon delivery and acceptance of the deliverables by the Company. Certain of the deliverables received by the Company under such agreement have not been completed in accordance with design and development criteria specified in the agreement and the Company has not accepted delivery of these items. The Company is currently pursuing a number of options, including completing in-house certain of these product features/enhancements, out-sourcing the completion of certain of the other features and working with Lucent to complete the design of such deliverables. Accordingly, the Company has not recorded the expense and the related amount payable to Lucent concerning the non-accepted deliverables in the accompanying consolidated financial statements. As of March 31, 2006, $170,000 of internally developed software product costs was capitalized in connection with this supplementary agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

INVESTOR RELATIONS AGREEMENT

On March 2, 2006 the Company entered into an agreement with a consultant to provide investor relations services to increase awareness of the Company and its products. In consideration of services provided, the Company paid to the consultant approximately $432,000 and issued to the consultant's designee 250,000 restricted shares of the Company's Common Stock under the Company's 2000 Incentive Plan. The Company recorded stock based compensation expense of $220,000 for the fair market value of the stock issued to the consultant in the accompanying condensed consolidated statements of operations.


EQUITY LINE In August 2004, the Company secured a $6 million equity line commitment from an institutional investor on which it can draw from time to time during a 24 month period following the effectiveness of a registration statement relating thereto, subject to certain conditions. The Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series B Preferred Stock (i.e., December 1, 2005), but no later than the 120th day after such date (i.e. December 31, 2005) discussed in
Note 4 (Financing). The investor may terminate the equity line commitment if the Company does not timely file the registration statement relating to the equity line or if such registration statement is not declared effective within 180 days following the filing thereof. No such registration statement has been filed as of the filing of this Quarterly Report on Form 10-QSB.

The equity line allows the sale of up to $6 million of Common Stock at 98 % of the then current market price, but in no event at less than $2.00. The Company may not draw down more than $500,000 under the equity line during any 30-day period. The investor is entitled to 5% of the cash proceeds from the sale of the shares to it by the Company under the equity line. No assurance can be provided that the equity line will in fact ever become available for use by the Company. The Company subsequently amended this equity line. See Note 9C (Subsequent Events).

DISPUTED PAYABLE

Stifel Nicolaus & Company ("Stifel"), the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, has made a demand on the Company for payment of $700,000 as fees for financial advisory services due in connection with the Bridge Loan referred to in Note 5. Management believes that Stifel's position, which is based on Stifel's interpretation of a placement agency agreement entered into by the Company and the investment bank in September 2005 and terminated by the Company in December 2005, is without merit. It is the Company's intention to defend itself against any claim for payment asserted by Stifel vigorously. The Company also reserves the right to dispute the balance due on the initial retainer payable under the agreement as well as related out-of-pocket expenses claimed by Stifel, which together total approximately $96,000, which are recorded and included in accounts payable as of March 31, 2006 in the accompanying condensed consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

A. BRIDGE LOANS

On April 7, 2006 the Company entered into a Bridge Loan Agreement ("April 2006 Bridge Loan Agreement") with two institutional investors (the "April 2006 Bridge Investors") pursuant to which the April 2006 Bridge Investors loaned to the Company the aggregate amount of $450,000 (the "April 2006 Bridge Loan"). Pursuant to the April 2006 Bridge Loan Agreement, the Company issued to the April 2006 Bridge Investor secured promissory notes in the aggregate principal amount of $466,500 (the "April 2006 Bridge Note"), representing an original issue discount of 3.667%. The Note was originally scheduled to mature on the date (the "Maturity Date") which is the earlier of
(i) a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $3.5 million or (ii) June 1, 2006. The Company received net proceeds of $401,500 from the proceeds of the loan, after the payment of transaction related fees and expenses. In connection with the April 2006 Bridge Loan, the Company issued to the April 2006 Bridge Investors five-year warrants to purchase up to 225,000 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or, under certain circumstances (including obtaining appropriate consent of certain other parties), if prior to the expiration of exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction.

On May 5, 2006, the Company paid to the April 2006 Bridge Investors a total of $216,500 from the proceeds of the May 2006 Private Placement referred to in Note 9D (Subsequent Events) in satisfaction of the April 2006 Bridge Notes. As these investors elected to participate in the May 2006 Private Placement, $250,000 of the original principal amount of the April 2006 Bridge Notes was offset against the purchase price of the securities that these investors purchased in the May 2006 Private Placement.

B. MOTOROLA STRATEGIC ALLIANCE AGREEMENT

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

The Strategic Alliance Agreement provides that Motorola will pay to the Company $1.9 million for engineering costs associated with the development of the Gateway Products, of which as of the date of the filing of this quarterly report on Form 10-QSB approximately $600,000 has been received and the remainder of which is payable in installments on the achievement of certain agreed upon project milestones. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the Gateway Products and, in the event that it does so, the Company will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination. Upon successful completion of all necessary testing, the Gateway Products will be manufactured by the Company for exclusive sale to Motorola.

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

C. AMENDMENT TO EQUITY LINE AGREEMENT

On April 12, 2006, the Company and the equity investor entered in to an amendment of the $6 million equity line commitment the Company obtained in August 2004. Under the amendment, the price at which Company has the right to sell Common Stock to the investor under the equity line was reduced to 89% of the then-current market price but in no event at less than $1.50 per share. In addition, under the terms of the amendment the Company agreed to file such registration statement between 90 and 120 days after the effective date of the resale registration statement that the Company intends to file in connection with the May 2006 Private Placement. The amendment also provides that the exercise price of common stock purchase warrant issued to the equity line investor in August 2004 will be reduced to $1.50, subject to further adjustment as therein provided. The equity line investor also agreed to waive the requirement under the equity line that the Company reserve at all times a sufficient number of shares of its Common Stock to satisfy its obligations under the equity line and the warrant, pending the amendment of the Company's certificate of incorporation to increase the number of shares of Common Stock authorized for issuance.

D. MAY 2006 PRIVATE PLACEMENT

On May 5, 2006, the Company raised gross proceeds of $10 million from the private placement (the "May 2006 Private Placement") to accredited institutional and individual investors (the "Investors") of its two-year 8% Senior Secured Convertible Debentures (the "Debentures"). In connection with the issuance of the Debentures, the Company issued to the investors five-year warrants (the "Investor Warrants") to purchase up to 6,666,667 shares of the Company's Common Stock at a per share exercise price of $1.50. At closing, the Company received net proceeds of approximately $5.2 million from the proceeds of the Debentures, after the payment of offering related fees and expenses and after the repayment in full of the bridge loans made between December 2005 and April 2006 (the "Bridge Loans") in the aggregate amount of $2,841,500. Certain of the investors in the Bridge Loans elected to participate in the May 2006 Private Placement and, accordingly, approximately $850,000 in principal amount of Bridge Loans was offset against these investors' purchases of the Debentures

The Debentures have a term of two years and are convertible into shares of Common Stock at the holder's option at any time on or after the earlier of (i) the 65th day following issuance or (ii) the effective date of the Registration Statement (as defined below), at an initial conversion price of $0.75 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the Debentures accrues at the rate of 8% per annum, payable upon conversion or semi-annually (June 30 and December 31 of each year, commencing December 31, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of Common Stock at a rate equal to 90% of the volume weighted average price of the Common Stock for the five trading days ending on the trading day immediately preceding the relevant interest payment date; provided that interest payments may be made in shares of Common Stock only if on the relevant interest payment date the Registration Statement (as defined below) is then effective. In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the Debentures by giving advance notice and paying an amount equal to 120% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their Debentures prior to the actual prepayment.

To secure the Company's obligations under the Debentures, the Company has granted a security interest in substantially all of its assets, including without limitation, its intellectual property, in favor of the Investors. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the Debentures originally issued at closing are outstanding or (ii) payment or satisfaction of all of the Company's obligations in respect of these advances.

The Company has undertaken to file, within 75 days after the closing, a registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and the Warrants, as well as certain other securities agreed to by the parties.

In connection with the placement of the Debentures, a placement agent has received a fee of $1,000,000 and warrants to purchase up to 2,000,000 shares of the Company's Common Stock, of which warrants for 1,333,333 shares have an initial exercise price equal to $0.75 per share and warrants for 666,667 shares have an initial exercise price equal to $1.50. These warrants become first exercisable on the earlier of (i) the sixth month following the effective date of the Registration Statement or (ii) one year after issuance and continue to be exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement occurs. The Common Stock underlying the Placement Agent's Warrants will also be included in the Registration Statement.

The placement of the Debentures resulted in the reduction to $0.75 of the conversion rate into Common Stock of the outstanding shares of the Series B Preferred Stock.

E. ISSUANCES OF COMMON STOCK

         From April 1, 2006 through May 11, 2006, the Company has issued 949,372 shares of the Company's Common Stock upon the conversion of $697,500 in stated value of shares of the Company's Series A Preferred Stock and accrued dividends thereon. The stated value and accrued dividends were converted at a rate equal to $0.75 per share of Common Stock. As of May 11, 2006, $ 1,242,800 in stated value of Series A Preferred Stock remain outstanding.

         From April 1, 2006 through May 11, 2006, the Company has issued 455,227 shares of the Company's Common Stock upon the conversion of $450,000 in stated value of shares of the Company's Series B Preferred Stock and accrued dividends thereon. The stated value was converted at a rate equal to $1.01 per share of Common Stock and dividends were paid at a rate equal to 90% of the volume weighted average market price of the Common Stock for the five trading days preceding payment. As of May 11, 2006, $4,700,000 in stated value of Series B Preferred Stock remain outstanding. The placement of the Company's Debentures in May 2006 resulted in the reduction to $0.75 of the conversion rate into Common Stock of the outstanding shares of the Series B Preferred Stock.

         From April 26 through April 28, the Company issued 145,499 shares of the Company's Common Stock in connection with the exercise of options by three option holders at prices ranging from $0.56 to $0.91.

         On April 28, the Company issued 206,094 shares of the Company's Common Stock in connection with the exercise of warrants by an investor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ONFORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

         Amedia Networks, Inc. is engaged in the design, development and marketing of next-generation technology-based broadband access solutions for voice, video and data services. Our initial products are designed to deliver "triple play" (voice, video and data) broadband communication. These products are designed for placement at various points in the network infrastructure layout. We are marketing our initial products to communications carriers, municipal authorities and communication equipment companies.

         Our initial triple play broadband products are marketed under the brand name "QoStreamm(TM)" and are ready for Fiber-to-the Premises (FTTP) deployment and are inter-operable with most installed FTTP communications networks and equipment. Our products are designed and generally positioned in the market as a comprehensive and integrated solution for network operators for the parts of their networks that connect to a served premises. In October 2005, we introduced a new product, our HG-V100 Home Gateway, that was designed and is being positioned in the market as a stand-alone device that is interoperable with other vendors' network access equipment.

         We continue to upgrade and improve our Qostream product line to encompass sophisticated network interfaces, expanded feature sets and increased inter-operability with in-house wiring, including copper based facilities. For example, in December 2005, we unveiled new features on our QoStream 500 Aggregator Switch and QoStream PG1000 Premises Gateway products that are designed to enable a network operator to connect to a home or office and provide sufficient bandwidth to enable voice, data, and video services over the existing copper wires already in the ground. Additional feature upgrades that we are working on include the ability for our gateways to distribute services within a served premise over existing copper coaxial cables and possibly over telephone wires.

INITIAL COMMERCIALIZATION OF QOSTREAM PRODUCT LINE

         Our business involves the development of new broadband access products with no significant market penetration. We cannot predict when or to what extent our QoStream product line or future extended applications will begin to produce significant revenues, or whether we will ever reach profitability.

         In December 2005, Salsgiver Inc., an ISP, agreed to purchase our PG1000 Premises Gateways and AS5000 Aggregation Switches to support their service build-out in the Allegheny Valley Region of Western Pennsylvania. We shipped our first units under this purchase order in March 2006. This was our first significant sale in the U.S. market.

         In April 2006, we entered into an agreement with Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc., pursuant to which Motorola will distribute under the Motorola brand a family of up to three IP Home Gateway products to be jointly developed by us and Motorola. Additionally, we have granted Motorola the exclusive right to distribute our PG 1000 and HG-V100 products to certain specified major telecommunications carriers in the United States and Canada.

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

STOCK-BASED COMPENSATION

         In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment" (FAS 123R) that amends FAS 123, and FAS No. 95, "Statement of Cash Flows" and supersedes Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations (APB 25). As of January 1, 2006, FAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. FAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of our equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which we issue equity instruments for services to non-employees. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition.

         We adopted FAS 123R on January 1, 2006 and use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. As a result, our net loss for the three months ended March 31, 2006 is $350,447 higher than if we had continued to account for the share based payment under APB 25. In addition, there were $990,558 of unvested employee options as of January 1, 2006 that was recorded as deferred compensation and additional paid in capital.

         Prior to January 1, 2006, we accounted for awards granted under those plans following the recognition and measurement principles of APB 25.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 TO THE THREE MONTHS ENDED MARCH 31, 2005

         SALES AND COSTS OF GOODS SOLD. Revenues for the three months ended March 31, 2006 and 2005 were $25,379 and $2,650, respectively. We recorded unit sales from our QoStream product line for the first time during the quarter ended March 31, 2005. Cost of goods sold were $19,747 and $3,141 during the three months ended March 31, 2006 and 2005, respectively. During the three-month period ended March 31, 2005 cost of goods sold exceeded revenues and resulted in negative gross profit. The units in respect of which revenues were recorded during the 2005 period were sold at a discount to the anticipated market price due to the necessity of further testing and evaluation.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties. For the quarters ended March 31, 2006 and 2005, our research and development expenses were $1,267,114 and $1,062,377, respectively. The increase in research and development expenses during the 2006 period is primarily attributable to additional stock based compensation recorded in respect of stock options granted to employees and the implementation of SFAS 123R effective January 1, 2006.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution. Sales and marketing expenses for the three-month period ended March 31, 2006 and 2005 were $427,479 and $441,480, respectively.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting, investor relations and other services. General and administrative expenses for the three-months ended March 31, 2006 and 2005 were $1,245,958 and $439,069, respectively. The increase in general and administrative expenses during the 2006 period is attributable to stock based compensation recorded for stock options granted to employees and the implementation of SFAS 123R effective January 1, 2006 and, an increase in personnel costs and outside services.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances totaled approximately $5.6 million at May 9, 2006, $8,704 at March 31, 2006 and $333,787 at December 31, 2005. The increase in cash balances at May 9, 2006 is primarily attributable to the May 2006 Private Placement discussed below.

         Net cash used during the three months ended March 31, 2006 consisted of operating activities of approximately $2 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $237,000. Net cash used during the three months ended March 31, 2005 consisted of operating activities of approximately $1.4 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $300,000.

         Net cash provided by financing activities during the three months ended March 31, 2006 was approximately $2 million compared to approximately $23,000 in the corresponding period in 2005. Net cash provided by financing activities during the three months ended March 31, 2006 was the result of proceeds from the issuance of short-term notes in the aggregate principal amount of $2,115,000 offset by financing costs of $176,620 and original issue discount of $115,000. Net cash provided by financing activities during the corresponding period in 2005 was the result of the exercise of stock warrants.

         Our liquidity improved as a result of a private placement to accredited investors that we completed and a significant vendor agreement that we entered into, in each case subsequent to March 31, 2006.

         On May 5, 2006, we raised gross proceeds of $10 million from the private placement to certain institutional and individual investors of our two-year 8% Senior Secured Convertible Debentures (the "May 2006 Debentures"). At closing, we received net proceeds of approximately $5.2 million, after payment of offering related fees and expenses and after the repayment of bridge loans made between December 2005 and April 2006 in the aggregate amount of $2,841,500. The investors in this private placement have a lien on all of our assets, including our intellectual property.

         On April 5, 2006, we entered into a Strategic Alliance Agreement with Motorola pursuant to which we and Motorola will jointly develop a family of three IP Home gateways that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. The Agreement with Motorola provides, among other things, that Motorola will pay to us $1.9 million for engineering costs associated with the development of these products, of which amount we have received as of the filing of this report on Form 10-QSB approximately $600,000 with the remainder to be paid in installments upon the achievement of certain agreed upon project milestones. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the gateway products and, in the event that it does so, we will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination.

         From our inception in August 1994, we have financed our operations through the sale of our securities. Set forth below is a summary of our recent financings.

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

         On December 22, 2005, we entered into a bridge loan agreement with two institutional investors pursuant to which we borrowed $1.0 million from these investors. On January 20, 2006, we entered into a bridge loan agreement on identical terms with three private investors pursuant to which we borrowed an additional $500,000. In February and March 2006, we entered into bridge loan agreements with one of the institutional investors who participated in the December 2005 bridge loan pursuant to which we borrowed $1.5 million in aggregate principal amount. Additionally, in April 2006, we entered into a bridge loan agreement with two institutional investors pursuant to which we borrowed $450,000 in aggregate principal amount. On May 5, 2006, we repaid the amounts owed on these short-term loans from the proceeds of the May 2006 Debentures.

         Management believes that funds on hand as well as our near-term anticipated cash payments under the agreement with Motorola will enable us to meet our liquidity needs through the third quarter of 2006. We will need to raise additional funds to fulfill our business plan and to meet our future operating requirements prior to the receipt of revenues from operations. We may not be successful in our efforts to raise additional funds. Our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we begin to sell our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds as needed, we may need to curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations. If the warrants issued to the purchasers of the Series B Preferred Stock, which have a per share exercise prices $1.50, are exercised by these holders for cash in a net amount sufficient for our needs, we may be able to generate working capital to satisfy some of our operating needs. No assurance can be provided, though, that these warrants will in fact be exercised in amounts sufficient for our needs. If these warrants are not so exercised, we will need to raise additional funds through public or private sales of equity securities or borrowings. The notes to condensed consolidated financial statements accompanying this report for the three months ended March 31, 2006, include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed.

         Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on our business.

ITEM 2. CHANGE IN SECURITIES

         The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2006 without registration under the Securities Act.

         1. In January 2006, we issued to three institutional investors five-year warrants to purchase in the aggregate up to 250,000 shares of our Common Stock at an exercise price of $1.50 per share. The warrants were issued pursuant to a bridge loan agreement between us and the investors, under which the investors loaned us the aggregate amount of $500,000 (before the payment of offering related fees and expenses).

         2. In March 2006, we issued to an institutional investor five-year warrants to purchase in the aggregate up to 750,000 shares of our Common Stock at an exercise price of $1.50 per share. The warrants were issued pursuant to a bridge loan agreement between us and the investors, under which the investors loaned us the aggregate amount of $1,500,000 (before the payment of offering related fees and expenses).

         3. Between January 1 and March 31, 2006, we issued 236,667 shares of Common Stock upon the conversion of 1,775 shares of Series A Preferred Stock representing $177,500 in stated value at a per share conversion price of $0.75.

         4. Pursuant to a consulting agreement entered into between us and a third party consultant, in March 2006, we issued to a designee of such consultant 250,000 restricted shares of our Common Stock under our 2000 Equity Incentive Plan in consideration of services rendered under such agreement.

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


                                       AMEDIA NETWORKS, INC.


DATE: MAY 22, 2006                     BY /S/ FRANK GALUPPO
                                             -------------------------
                                             FRANK GALUPPO,
                                             CHIEF EXECUTIVE OFFICER


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


DATE: MAY 22, 2006                     BY /S/ JAMES D. GARDNER
                                              ------------------------
                                              JAMES D. GARDNER,
                                              CHIEF FINANCIAL OFFICER