Form 10QSB
period 2006-06-30
AMEDIA NETWORKS, INC.
filed 2006-08-21
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    MARK ONE

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

or

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

        The number of shares outstanding of the registrant's Common Stock as of August 18, 2006, is 27,360,754 shares.

        Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                      INDEX

                                                                        Page
                                                                        ----
Forward Looking Statements                                              (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

   Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited)   1

   Condensed Consolidated Statements of Operations For the
   six and three months ended June 30, 2006 and 2005 and
   from Inception (July 14, 1994) to June 30, 2006 (unaudited)            2

   Condensed Consolidated Statements of Cash Flows For the
   six months ended June 30, 2006 and 2005 and from
   Inception (July 14, 1994) to June 30, 2006 (unaudited)                 3

   Notes to the Condensed Consolidated Financial Statements (unaudited)   4

Item 2. Management's Discussion and Analysis or Plan of Operation        15

Item 3. Controls and Procedures                                          18

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                18

Item 2. Changes in Securities                                            18

Item 3. Defaults upon Senior Securities                                  19

Item 4. Submission of Matters to a Vote of Security Holders              19

Item 5. Other Information                                                19

Item 6. Exhibits                                                         19

Signatures                                                               21

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

                                      (ii)

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2006

                                     ASSETS
Current assets
      Cash and cash equivalents                                                 $  3,079,772
      Inventories                                                                    917,165
      Prepaid expenses                                                                66,415
                                                                                ------------

      Total current assets                                                         4,063,352
                                                                                ------------

Property and equipment, net of accumulated depreciation of $223,962                  718,048
                                                                                ------------

Other assets
      Capitalized software costs, net of accumulated amortization of $204,584      1,583,843
      Deferred financing costs, net of accumulated amortization of $167,906        2,007,046
      Security deposit                                                                46,749
                                                                                ------------

      Total other assets                                                           3,637,638
                                                                                ------------

         Total assets                                                           $  8,419,038
                                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities
      Accounts payable                                                          $    994,374
      Accrued expenses                                                               297,358
      Accrued penalties                                                              894,667
      Accrued interest expense                                                       131,803
      Advances under R&D arrangement, net of costs incurred                          178,769
      Current portion of capital leases                                                5,141
                                                                                ------------

      Total current liabilities                                                    2,502,112

Long-term liabilities
      8% Convertible debentures, net of unamortized discount of $7,243,968         2,756,032
      Capital leases, less current maturities                                          9,650
                                                                                ------------

         Total liabilities                                                         5,267,794
                                                                                ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 11,928 issued and outstanding
   ($1,192,800 liquidation preference)                                                    12
   Series B convertible preferred stock,
   85,000 shares authorized; 46,000 issued and outstanding
   ($4,600,000 liquidation preference)                                                    46
Common stock, $.001 par value;
   100,000,000 shares authorized; 27,321,978
   issued and outstanding                                                             27,322
Additional paid-in capital                                                        71,914,189
Deficit accumulated during the development stage                                 (67,891,957)
Deferred compensation                                                               (898,368)
                                                                                ------------

      Total stockholders' equity                                                   3,151,244
                                                                                ------------

         Total liabilities and stockholders' equity                             $  8,419,038
                                                                                ============

            See Notes to Condensed Consolidated Financial Statements.
                                       -1-

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          From
                                                                                       Inception
                                                               Six Months               (July 14,             Three Months
                                                                 Ended                   1994) to                Ended
                                                                June 30,                 June 30,               June 30,
                                                         2006             2005             2006           2006            2005
                                                     ------------     ------------     ------------   ------------    ------------
Sales                                                $     25,379     $      5,248     $     30,927   $          -    $      2,598
                                                     ------------     ------------     ------------   ------------    ------------

Cost of goods sold                                         19,747            5,846           25,825              -           2,705
                                                     ------------     ------------     ------------   ------------    ------------

Gross profit (loss)                                         5,632             (598)           5,102              -            (107)
                                                     ------------     ------------     ------------   ------------    ------------

Expenses
     Research and development (1)                       2,419,017        2,063,462       15,777,934      1,151,903       1,001,085
     Sales and marketing (1)                              839,495        1,078,540       13,561,822        412,016         637,060
     General and administrative (1)                     1,955,973          935,575       24,647,056        710,015         496,506
     Bad debt expense                                          -                -           161,000             -                -
                                                     ------------     ------------     ------------   ------------    ------------
Total expenses                                          5,214,485        4,077,577       54,147,812      2,273,934       2,134,651
                                                     ------------     ------------     ------------   ------------    ------------

Operating loss                                         (5,208,853)      (4,078,175)     (54,142,710)    (2,273,934)     (2,134,758)
                                                     ------------     ------------     ------------   ------------    ------------

Other (income) expense
     Legal settlement                                          -                -           565,833              -               -
     Late filing penalty on stock registration rights     641,738               -           927,980        641,738               -
     Realized gain of foreign currency translation             -                -           (81,007)             -               -
     Loss on investment                                        -                -            17,000              -               -
     Other income                                              -                -           (75,000)             -               -
     Net losses of affiliate                                   -                -         1,196,656              -               -
     Impairment loss on investment in affiliate                -                -           748,690              -               -
     Revenue from copy protection business                     -                -          (125,724)             -               -
     Gain on sale of copy protection business                  -                -        (5,708,328)             -               -
     Gain on sale of investment in affiliate                   -                -           (40,000)             -               -
     Loss on disposition of fixed assets                       -             1,692           30,873              -               -
     Amortization of deferred financing costs              83,723               -         4,600,498         83,723               -
     Impaired offering costs                                   -                -           267,404              -               -
     Interest income                                      (26,983)         (19,354)      (1,011,718)       (26,230)        (14,921)
     Interest expense                                   1,908,052          260,315        4,161,088      1,495,821         260,315
                                                     ------------     ------------     ------------   ------------    ------------

Total other (income) expense                            2,606,530          242,653        5,474,245      2,195,052         245,394
                                                     ------------     ------------     ------------   ------------    ------------

Net loss                                             $ (7,815,383)    $ (4,320,828)    $(59,616,955)  $ (4,468,986)   $ (2,380,152)
                                                     ============     ============     ============   ============    ============

Deemed dividend on convertible preferred stock          1,591,525        2,943,272        7,162,382      1,591,525       2,943,272
Dividend on convertible preferred stock                   317,729          233,098        1,112,620        140,817         161,910
                                                     ------------     ------------     ------------   ------------    ------------

Net loss applicable to common stockholders           $ (9,724,637)    $ (7,497,198)    $ (67,891,957  $ (6,201,328)   $  (5,485,334)
                                                     ============     ============     =============  ============    =============

Per share data:

     Basic and diluted                               $      (0.40)         $ (0.39)                   $      (0.23)   $      (0.26)
                                                     ============     ============                    ============    ============

Weighted average number
    of common shares used in
    basic and diluted loss per share                   24,609,848       19,386,647                      26,635,279      20,758,670
                                                     ============     ============                    ============    ============

(1) Includes non-cash, stock-based compensation expense as follows:

     Research and development                        $    129,170     $      9,287     $    603,982   $     54,220    $      4,644
     Sales and marketing                                   85,246               -         5,421,804         44,850               -
     General and administrative                           679,278           32,268        6,451,633        200,394          11,385
                                                     ------------     ------------     ------------   ------------    ------------

                                                     $    893,694     $     41,555     $ 12,477,419   $    299,464    $     16,029
                                                     ============     ============     ============   ============    ============

       See Notes to Condensed Consolidated Financial Statements.
                                      -2-

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                         From
                                                                                          Six Months                  Inception
                                                                                            Ended                  (July 14, 1994)
                                                                                           June 30,                  to June 30,
                                                                                    2006              2005               2006
                                                                               ------------      ------------       --------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS CASH FLOWS FROM OPERATING
ACTIVITIES
   Net loss                                                                    $ (7,815,383)     $ (4,320,828)      $(59,616,955)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                                                 296,317            41,829          1,382,699
      Forgiveness of note receivable, officer                                             -                 -            100,000
      Loss from disposition of fixed assets                                               -             1,692            197,065
      Bad debt expense                                                                    -                 -            161,000
      Amortization of note discount and finance costs                             1,391,558           104,985          6,188,690
      Impaired offering costs                                                                                            267,404
      Foreign currency translation adjustment and realized gain                           -                 -            (82,535)
      Beneficial conversion feature of convertible debt                             437,071                 -          1,009,576
      Stock, warrants and options issued for services and legal settlement          893,694            41,555         12,650,380
      Payment of common stock issued with guaranteed selling price                        -                 -           (155,344)
      Net losses of affiliate                                                             -                 -          1,196,656
      Impairment loss on investment in affiliate                                          -                 -            748,690
      Gain on sale of Copy Protection Business                                            -                 -         (5,708,328)
      Gain on sale of investment in affiliate                                             -                 -            (40,000)
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                               -                 -                554
        Inventories                                                                  11,852          (206,812)          (917,165)
        Prepaid expenses and other current assets                                    12,779          (215,616)           (96,072)
        Other assets                                                                      -           (26,099)           (46,750)
        Accounts payable                                                           (462,203)          350,743            447,181
        Accrued expenses                                                             (1,208)           93,935          1,656,383
        Accrued penalties                                                           631,419                 -            631,419
        Accrued severance pay                                                           -                   -           (122,363)
        Advances under R&D arrangement                                              178,769                 -            178,769
        Accrued interest expense                                                    131,803                 -            382,822
                                                                               ------------      ------------       ------------

      Net cash used by operating activities                                      (4,293,532)       (4,134,616)       (39,586,224)
                                                                               ------------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                    -                 -             68,594
   Purchases of property and equipment                                             (118,897)         (460,684)        (1,924,642)
   Capitalized software costs                                                      (528,045)         (436,010)        (1,788,427)
   Proceeds from sale of Copy Protection Business                                         -                 -          5,050,000
   Proceeds from sale of investment in affiliate                                          -                 -             40,000
   Investment in ComSign, Ltd.                                                            -                 -         (2,000,000)
   Increase in note receivable, officer                                                   -                 -           (100,000)
   Increase in note receivable                                                            -                 -           (130,000)
   Increase in organization costs                                                         -                 -             (7,680)
                                                                               ------------      ------------       ------------

      Net cash used in investing activities                                        (646,942)         (896,694)          (792,155)
                                                                               ------------      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of convertible preferred stock                              -         7,084,170         11,726,600
   Proceeds from exercise of warrants and options                                   210,018           189,230            399,248
   Proceeds from issuance of common stock                                                 -                 -         21,177,354
   Stock offering costs                                                                   -                 -           (475,664)
   Deferred financing costs                                                      (1,309,620)                -         (2,114,462)
   Proceeds from notes payable                                                    2,450,000                            3,450,000
   Proceeds from short-term borrowings                                                    -                 -          1,356,155
   Payments on capital lease obligations                                             (2,439)                -             (5,367)
   Proceeds from long-term debt                                                           -                 -          2,751,825
   Proceeds from convertible debentures                                          10,000,000                 -         12,000,000
   Repayment of notes payable                                                    (3,661,500)                -         (3,661,500)
   Repayment of short-term borrowings                                                     -                 -         (1,357,082)
   Repayments of long-term debt                                                           -                 -         (1,615,825)
   Dividends paid to preferred stockholders                                               -          (167,719)          (167,719)
                                                                               ------------      ------------       ------------

      Net cash provided by financing activities                                   7,686,459         7,105,681         43,463,563
                                                                               ------------      ------------       ------------

Effect of exchange rate changes on cash                                                 -                  -              (5,412)
                                                                               ------------      ------------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                             2,745,985         2,074,371          3,079,772

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    333,787         2,275,377                  -
                                                                               ------------      ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  3,079,772      $  4,349,748       $  3,079,772
                                                                               ============      ============       ============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the periods for:
        Interest                                                               $     30,000      $      5,178       $    482,492
                                                                               ============      ============       ============

      Non-cash investing and financing activities:

        Issuance of common stock warrants in connection
          with bridge loans                                                    $    338,955      $          -       $    447,615
                                                                               ============      ============       ============
        Original issue discount on notes payable                               $    131,500      $          -       $    211,500
                                                                               ============      ============       ============
        Deemed dividend in connection with sale
          of convertible preferred stock                                       $  1,591,525      $  2,943,272       $  7,162,382
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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $67,891,957 since its inception, and as of June 30, 2006, has working capital of $1,561,240 and stockholders' equity of $3,151,244. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or to secure funding sufficient to provide for the working capital needs of its business. There is no assurance that the Company will generate revenue or raise the funds in the amounts needed to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

As more fully described in Note 5 (Private Placement) and Note 6 (Notes Payable), the Company funded its operations during the past six months from the proceeds of the sale of its short-term notes issued from December 2005 through April 2006 and from the proceeds of the Private Placement in May 2006.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at June 30, 2006, and its results of operations and cash flows for the six months ended June 30, 2006 not misleading. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR LTD., which has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the financial statements for the six and three months ended June 30, 2005 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the six and three months ended June 30, 2006. These reclassifications had no effect on the previously reported net loss.

REVENUE RECOGNITION

The Company receives revenue from the sale of its QoStream product line which is comprised of hardware and software. Revenue is recognized on product sales when there exists persuasive evidence of an arrangement pursuant to which units are shipped, the fee is fixed and determinable and collection is probable. During the six months ended June 30, 2006 the Company recorded $25,379 from sales of units of its QoStream products and related hardware.

INVENTORY

Inventory includes costs for materials and finished product which is stated at the lower of cost or market. As of June 30, 2006 any items relieved from inventory have been determined under the specific identification method. The balance at June 30, 2006 of inventories amounted to $917,165, which included raw materials of $168,658 and finished goods of $748,507.

CAPITALIZED SOFTWARE COSTS

During the six months ended June 30, 2006 the Company capitalized $528,045 of internally developed software product costs. Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in SFAS No. 86. Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached. During the six months ended June 30, 2006 the Company recorded amortization expense of $204,584.

RESEARCH AND DEVELOPMENT
Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the six months ended June 30, 2006 and 2005 were $2,419,017 and $2,063,462, respectively.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" (SFAS 123R) that amends SFAS 123, and SFAS No. 95, "Statement of Cash Flows" and supersedes Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations (APB 25). As of January 1, 2006, SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. SFAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which the Company issues equity instruments for services to non-employees. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

The Company adopted SFAS 123R on January 1, 2006 and uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. As a result, the Company's net loss for the six and three months ended June 30, 2006 is $673,694 and $374,230, respectively, higher than if it had continued to account for the share based payment under APB 25. In addition, there was $990,558 of unvested employee stock options as of January 1, 2006 that was recorded as deferred compensation and additional paid in capital.

Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of APB 25.

Pro-forma net earnings for the six and three months ended June 30, 2005, including effects of expensing stock options, follows.


                                              Six Months Ended,        Three Months Ended
                                                  June 30,                  June 30,
                                                    2005                      2005
                                              -----------------        ------------------

       Net loss applicable to
       common stockholders, as reported         $(7,497,198)               $(5,485,334)

       Net loss per share applicable to
       common stockholders, basic and diluted
             as reported                        $     (0.39)               $     (0.26)

       Stock option expense included
       in net loss                              $    41,555                $    16,029

       Total stock option expense               $   378,386                $   143,351

       PRO-FORMA EFFECTS

       Pro-forma net loss applicable to
       common stockholders, as reported         $(7,834,029)               $(5,612,656)

       Pro-forma net loss per share,
         basic and diluted                      $    (0. 40)               $     (0.27)





        The fair value of employee stock options at the date of grant was estimated using the Black-Scholes option pricing method during the six months ended June 30, 2005 with the following weighted-average assumptions:

                          Expected Life (Years)                 3.43
                          Interest Rate                         3.65%
                          Annual Rate of Dividends                --%
                          Volatility                              76%



                The weighted average fair value of options at the date of grant using the fair value-based method during the six months ended June 30, 2005 was estimated at $0.56.

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

In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan (the "Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 75,000. In August 2002, the Company adopted the 2002 Non-Employee Directors' Plan (the "2002 Directors' Plan") which provides for 275,000 shares available for grant. Both plans provide for the grant of options to directors who are not otherwise employed by the Company. In May 2004, the 2002 Directors Plan was subsequently amended to increase the total number of shares available for grant to 1,000,000 and in July 2006 such plan was further amended to increase the total number of shares available for grant thereunder to 2,000,000 shares. As of December 31, 2005, options to purchase a total of 225,000 shares of Common Stock were outstanding under the Directors' Plan and the 2002 Directors' Plan.

In July 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan") and originally reserved a total of 1,500,000 shares of common stock for issuance thereunder. Since its adoption, the 2000 Incentive Plan was amended to increase the total number of shares of Common Stock available for grant and, as of July 2006, the 2000 Incentive Plan was last amended to increase to 10,000,000 the total number of shares of Common Stock available for issuance thereunder. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. As of December 31, 2005, there were options to purchase 5,569,858 shares of Common Stock issued and outstanding under the 2000 Incentive Plan. The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

OTHER OPTION GRANTS

In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements. Stock option activity for the six months ended June 30, 2006 is summarized as follows:


A summary of Plan and options activity as of June 30, 2006. and changes during the six months ended June 30, 2006 presented below:

                                                                                       Weighted     Weighted
                                                                                        Average     Average    Aggregate
                                                                Options                Exercise    Remaining   Intrinsic
                                                   Plan         Nonplan      Total      Price        Years       Value
                                                 ---------     --------    ---------   --------    ---------   ---------
Options outstanding, December 31, 2005           6,509,425      493,218    7,002,643     $ 1.60
Granted                                          1,470,400            0    1,470,400     $ 0.37
Exercised                                         (160,044)    (328,812)    (488,856)    $ 0.61
Forfeited                                         (207,583)          0      (207,583)    $ 0.27
                                                 ---------     --------    ---------
Options outstanding, June 30, 2006               7,612,198      164,406    7,776,604     $ 1.53       7.52      $ 84,854
                                                 =========     ========    =========     ======    =======      ========
Options exercisable, June 30, 2006               5,507,370      164,406    5,671,776     $ 1.75       6.96      $ 80,485
                                                 =========     ========    =========     ======    =======      ========



A summary of Plan and options activity of nonvested options as of June 30, 2006. and changes during the six months ended June 30, 2006 presented below:

                                                         Weighted
                                                          Average
                                                        Grant Date
                                        2006            Fair Value
                                   -----------         -----------
Nonvested at January 1,              2,719,159            $ 0.54
Granted                              1,470,400            $ 0.37
Vested                              (1,877,148)           $ 0.47
Forfeited                             (207,583)           $ 0.27

                                   -----------
Nonvested at June 30,                2,104,828            $ 0.49
                                   ===========         =========

The total fair value of shares vested during the six months ended June 30, 2006 was $673,694.

The fair value of employee stock options at the date of grant was estimated using the Black-Scholes option pricing method during the six months ended June 30, 2006 with the following weighted-average assumptions:



                      Expected Life (Years)                 3.44
                     Interest Rate                         4.67%
                     Annual Rate of Dividends                --%
                     Volatility                              57%




Weighted-average grant date fair value of options granted during the six months ended June 30, 2006, under the Black-Scholes option pricing model, was $0.37 per option. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $143,704.

DURING THE SIX MONTHS ENDED JUNE 30, 2006 THE COMPANY ISSUED THE FOLLOWING STOCK
OPTIONS:

On February 2, 2006, the Company granted to an employee stock options to purchase up to an aggregate of 10,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options were scheduled to vest over a three-year period from the date of grant and are exercisable at an exercise price of $.65 per share (based on the closing market price of the Common Stock on the date preceding the date of grant). The fair value of the options amounted to $2,954 and is being amortized over the three-year vesting period. The Company recorded stock-based compensation expense of $164 in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006 for this transaction. As the employee subsequently forfeited these options, the Company will not recognize any further expense for this transaction.

On February 3, 2006 the Company granted to two consultants non-qualified stock options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 60,000 shares of Common Stock at an exercise price of $0.65 per share, with such option vesting over 3 years. The $0.65 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $17,274 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $2,399 in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006 for this transaction.

In February 2006 the Company received cash proceeds of $162,000 from the exercise by certain Company officers and directors of stock options to purchase a total of 268,200 shares of the Company's Common Stock. In consideration of those stock option exercises, the Company issued to the exercising officers and directors stock options to purchase up to 95,088 shares of the Company's Common Stock from the 2000 Equity Incentive Plan and stock options to purchase up to 441,312 shares of the Company's Common Stock under the 2002 Directors Plan, in each case at per share exercise prices ranging from $0.69 to $0.70. The exercise price of each of these options is equal to the closing price of the Common Stock on the date of issuance. The fair value of the options amounted to $169,484 and is vested immediately The Company recorded stock-based compensation expense of $169,484 in the accompanying financial statements for the six months ended June 30, 2006 for this transaction.

On March 14, 2006, the Company issued to a total of 29 employees options to purchase up to an aggregate of 486,500 shares of the Company's common stock, par value $0.001 ("Common Stock") under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $0.86 per share (based on the closing market price of the Common Stock on the date of the grant). The fair value of the options amounted to $190,895 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $20,704 in the accompanying financial statements for the six months ended June 30, 2006 for this transaction.

On April 25, 2006 the Company granted to four non-employee directors, on the one-year anniversary of service on the Company's board of directors, non-qualified options under the 2002 Non Employee Directors Stock Option Plan to purchase up to 327,500 shares of the Company's Common Stock at an exercise price of $1.03 per share (based on the closing market price of the Common Stock on the date of the grant). The options immediately vested on the grant date. The fair value of the options on the date of grant equaled $149,075. The Company recorded stock-based compensation expense of $149,075 in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006 for this transaction.

On May 1, 2006, the Company granted to a new employee stock options to purchase up to an aggregate of 50,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $1.07 per share (based on the closing market price of the Common Stock on the date preceding the date of grant). The fair value of the options amounted to $23,649 and is being amortized over the three-year vesting period. The Company recorded stock-based compensation expense of $1,314 in the accompanying condensed consolidated financial statements for the six months ended June 30, 2006 for this transaction.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.


NOTE 4 - LOSS PER SHARE

Basic loss per share, "EPS" is computed by dividing net loss applicable to common shares by the weighted-average of common shares outstanding during the period.

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares assumable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive. Common stock equivalents have been excluded from the weighted-average shares for the three months ended June 30, 2006 and 2005 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 7,776,603 and 6,302,642 shares of Common Stock were outstanding at June 30, 2006 and 2005, respectively. Potentially dilutive warrants to purchase 23,838,947 and 13,728,786 shares of Common Stock were outstanding at June 30, 2006 and 2005, respectively. In addition, there were 11,928 and 21,403 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 1,590,400 and 2,853,733 shares of Common Stock at June 30, 2006 and 2005, respectively. In addition, there were 46,000 and 77,650 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), were outstanding and potentially convertible into 6,133,333 and 7,688,119 shares of Common Stock at June 30, 2006 and 2005, respectively. The May 2006 Private Placement referred to in Note 5 (Private Placement) resulted in an adjustment to the conversion rate into Common Stock of the outstanding Series B Preferred Stock. In addition, there was $10,000,000 of 8% convertible debentures outstanding which are potentially convertible into 13,333,333 shares of Common Stock at June 30, 2006

NOTE 5 - PRIVATE PLACEMENT

On May 5, 2006, the Company raised gross proceeds of $10 million from the private placement (the "May 2006 Private Placement") to accredited institutional and individual investors (the "Investors") of its two-year 8% Senior Secured Convertible Debentures (the "Debentures"). In connection with the issuance of the Debentures, the Company issued to the investors warrants, exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement (as defined below) occurs (the "Investor Warrants"), to purchase up to 6,666,675 shares of the Company's Common Stock at a per share exercise price of $1.50. At closing, the Company received net proceeds of approximately $5.2 million from the proceeds of the Debentures, after the payment of offering related fees and expenses and after the repayment in full of the bridge loans made between December 2005 and April 2006 (the "Bridge Loans") in the aggregate amount of $2,841,500. Certain of the investors in the Bridge Loans elected to participate in the May 2006 Private Placement and, accordingly, approximately $850,000 in principal amount of Bridge Loans was offset against these investors' purchases of the Debentures.

The Debentures mature on April 30, 2008 and are convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $0.75 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the Debentures accrues at the rate of 8% per annum, payable upon conversion or semi-annually (June 30 and December 31 of each year, with the first scheduled payment date being December 31, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of Common Stock at a rate equal to 90% of the volume weighted average price of the Common Stock for the five trading days ending on the trading day immediately preceding the relevant interest payment date; provided that interest payments may be made in shares of Common Stock only if on the relevant interest payment date the Registration Statement (as defined below) is then effective. In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the Debentures by giving advance notice and paying an amount equal to 120% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their Debentures prior to the actual prepayment. The Company recorded accrued interest of $131,803 in the accompanying condensed consolidated financial statements for the six and three months ended June 30, 2006 for this transaction.

Under certain conditions, the Company is entitled to require the holders of the Debentures to convert all or a part of the outstanding principal amount of the Debentures. If the closing sale price of the Company's Common Stock as quoted on the OTC Bulletin Board equals to or exceeds 200% of the conversion price then in effect (i.e., $1.50 with respect to the initial conversion price of $0.75) (which amount may be adjusted for certain capital events, such as stock splits) on each of twenty consecutive trading days, then, subject to certain specified conditions, within five trading days after the last day in such period, the Company may, at its option (exercised by written notice to the holders of the Convertible Debentures), require the holders thereof to convert all or any part of their Debentures on or before a specified date, which date shall not be less than 20 and not more than 60 trading days after the date of such notice.

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

The Company has undertaken to file, within 75 days after the closing, a registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and the Warrants, as well as certain other securities agreed to by the parties. As of the date of the filing of this quarterly report on Form 10-QSB, the Company has not filed such registration statement. Under the agreements with the holders of the Debentures, the Company is obligated to pay liquidated damages to the holders of the Debentures because the Registration Statement was not filed within the time frame provided therein. Similar payments will be required if the Registration Statement is not declared effective by the Securities and Exchange Commission within 120 days of the closing or subsequently suspended beyond certain agreed upon periods. Accordingly, the Company recorded accrued estimated penalties of $486,666 at June 30, 2006 (estimated through September 30, 2006). Liquidated damages in respect of late filing/effectiveness are first payable at the earlier of (i) the effective date of the Registration Statement or (ii) 180 days after closing. The Debenture holders have the right to have these liquidated damages paid in shares of Common Stock (valued at the conversion price). In addition, if the effective date of the Registration Statement is on or before 180 days after the closing date, the Company is entitled to pay these liquidated damages in shares of Common Stock.

The Private Placement resulted in a beneficial conversion feature of $5,658,503 which the Company recorded as a discount to the face value of the Debentures. The Company also recorded a $2,191,836 discount on the Debentures based upon the relative fair values of the Debentures and the Investor Warrants. During the six and three months ended June 30, 2006, $606,371 of these discounts was amortized and is included in interest expense in the accompanying condensed consolidated financial statements. The remaining unaccreted discount of $7,243,968 will be amortized over the remaining term of the Debentures.

In connection with the placement of the Debentures, a placement agent has received a fee of $1,000,000 and warrants, with a grant date value of $1,090,452, to purchase up to 2,000,000 shares of the Company's Common Stock, of which warrants for 1,333,333 shares have an initial exercise price equal to $0.75 per share and warrants for 666,667 shares have an initial exercise price equal to $1.50. These warrants become first exercisable on the earlier of (i) the sixth month following the effective date of the Registration Statement or
(ii) one year after issuance and continue to be exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement occurs. The resale of the Common Stock underlying the Placement Agent's Warrants will also be included in the Registration Statement. The Company paid an additional $84,500 in other costs associated with the placement of the Debentures. Accordingly, a total of $2,174,952 was recorded as deferred financing costs. During the six and three months ended June 30, 2006 $84,183 and $83,723 were amortized and are included in interest expense and amortization of deferred financing costs respectively.

The placement of the Debentures resulted in the reduction to $0.75 from $1.01 of the conversion rate into Common Stock of the outstanding shares of the Company's Series B 8% Convertible Preferred Stock issued in April and May of 2005. The reduction in the conversion price resulted in an additional beneficial conversion feature of $1,591,525 which the Company recorded as a deemed dividend in the accompanying condensed consolidated financial statements for the six and three months ended June 30, 2006 for this transaction.

NOTE 6 - NOTES PAYABLE

(i) On January 20, 2006, the Company entered into short term loan agreements with three private investors (collectively the "January 2006 Bridge Investors"), pursuant to which these investors loaned the Company the aggregate amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. Pursuant to the January 2006 Loan Agreement, the Company issued to the January 2006 Investors secured promissory notes (the "January 2006 Bridge Notes") in the aggregate principal amount of $530,000 , representing an original issue discount of 6% with respect to the principal amount of $500,000 through the stated maturity date of April 21, 2006. The Company received net proceeds of $495,000 from these loans, after payment of offering related fees and expenses. The Company issued to the January 2006 Investors warrants expiring December 31, 2010 (the "January 2006 Bridge Loan Warrants") to purchase in the aggregate up to 250,000 shares of the Company's Common Stock, at a per share exercise price of $1.50, subject to adjustment upon certain specified conditions. On April 19, 2006, the maturity date of these loans was extended to May 21, 2006 and, in connection with such extension, the Company issued to the January 2006 Bridge Investors warrants to purchase an additional

50,000 shares of Common Stock on terms and conditions, including without limitation, exercise price and period, identical to the December 2005 Bridge Warrants and agreed to pay to them in the aggregate $10,000.

On May 5, 2006, the Company paid to the January 2006 Bridge Investors a total of $290,000 from the proceeds of the May 2006 Private Placement referred to in Note 5 (Private Placement) above in satisfaction of the January 2006 Bridge Notes. Two of the January 2006 Bridge Investors participated in the May 2006 Private Placement and, accordingly, $250,000 of the original principal amount of the January 2006 Bridge Notes issued to these investors was offset against the purchase price of the securities these investors purchased in the May 2006 Private Placement.

The Company recorded a $40,134 discount on the short term loan based upon the relative fair values of the January 20, 2006 Bridge Notes and the January 20, 2006 Bridge warrants that is amortizing over the 91day term of the note. Amortization of the discount on the January 20, 2006 short term loan for the six months ended June 30, 2006 was $40,134 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company is amortizing the $30,000 original issue discount over the 91day term of the January 20, 2006 short term loan. Amortization of the discount on the note payable for the six months ended June 30, 2006 was $30,000 and is included as interest expense in the accompanying condensed consolidated statements of operations.

(ii) From February 27 through March 13, 2006, the Company entered into additional short term loan agreements under which it borrowed the aggregate amount of $1,500,000 (the "March 2006 Short-Term Loans") from one of the institutional investors who advanced to the Company a short-term loan in December 2005. The Company issued to the investor secured promissory notes in the aggregate principal amount of $1,585,000, representing an original issue discount of approximately 6% with respect to the principal amount loaned through the stated maturity date of June 1, 2006. The Company received net proceeds of $1,328,410 from the proceeds of these loans, after payment of offering related fees and expenses. The Company issued to the investor five year warrants to purchase in the aggregate up to 750,000 shares of the Company's Common Stock, at a per share exercise price of $1.50, subject to adjustment upon certain specified conditions. The March 2006 Short Term Loans were on terms and conditions substantially similar to the December 2005 Bridge Loan. On May 5, 2006, the Company paid to this investor $1,585,000 from the proceeds of the May 2006 Private Placement referred to in Note 5 (Private Placement) in satisfaction of the March 2006 Short-Term Loans.

The Company recorded a $205,182 discount on the notes payable based upon the relative fair values of the note and the Common Stock purchase warrants that is amortizing over the term of the note. Amortization of the discount on the note payable for the six months ended June 30, 2006 was $205,182 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company amortized the $85,000 original issue discount over the term of the Notes. Amortization of the discount on the notes payable for the six months ended June 30, 2006 was $85,000 and is included as interest expense in the accompanying condensed consolidated statements of operations. The Company paid $171,590 of financing costs on the notes payable which are being amortized over the term of the Notes which vary from 79 to 92 days. Amortization of the issue costs on the note payable for the six months ended June 30, 2006 was $171,590 and is included as interest expense in the accompanying condensed consolidated statements of operations.

(iii) On April 7, 2006 the Company entered into a Bridge Loan Agreement ("April 2006 Bridge Loan Agreement") with two institutional investors (the "April 2006 Bridge Investors") pursuant to which the April 2006 Bridge Investors loaned to the Company the aggregate amount of $450,000 (the "April 2006 Bridge Loan"). Pursuant to the April 2006 Bridge Loan Agreement, the Company issued to the April 2006 Bridge Investor secured promissory notes in the aggregate principal amount of $466,500 (the "April 2006 Bridge Note"), representing an original issue discount of approximately 3.5% with respect to the principal amount of $450,000 through the stated maturity date of June 1, 2006. The Company received net proceeds of $401,500 from the proceeds of the loan, after the payment of transaction related fees and expenses. In connection with the April 2006 Bridge Loan, the Company issued to the April 2006 Bridge Investors five-year warrants to purchase up to 225,000 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment under certain specified conditions.

On May 5, 2006, the Company paid to the April 2006 Bridge Investors a total of $216,500 from the proceeds of the May 2006 Private Placement referred to in Note 5 (Private Placement)in satisfaction of the April 2006 Bridge Notes. As these investors elected to participate in the May 2006 Private Placement, $250,000 of the original principal amount of the April 2006 Bridge Notes was offset against the purchase price of the securities that these investors purchased in the May 2006 Private Placement.

The Company recorded a $93,639 discount on the notes payable based upon the relative fair values of the note and the Common Stock purchase warrants that is amortizing over the term of the note. Amortization of the discount on the note payable for the six months ended June 30, 2006 was $93,639 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company amortized the $16,500 original issue discount over the term of the Notes. Amortization of the discount on the notes payable for the six months ended June 30, 2006 was $16,500 and is included as interest expense in the accompanying condensed consolidated statements of operations. The Company paid $48,500 of issue costs on the notes payable which are being amortized over the term of the Notes. Amortization of the issue costs on the note payable for the six months ended June 30, 2006 was $48,500 and is included as interest expense in the accompanying condensed consolidated statements of operations.

(iv) On April 19, 2006 the Company issued warrants to purchase up to an additional 150,000 shares of Common Stock, on terms and conditions identical to the January 2006 Bridge Loan Warrants, as consideration for the extension from April 21, 2006 to May 21, 2006 of the scheduled maturity date of the December 2005 and January 2006 Bridge Notes, with an aggregate principal amount of $1,610, 000. In addition the Company agreed to pay these same investors $30,000. In connection with the extension of the maturity date, the Company recorded a $73,509 discount to the face values of the bridge notes which was amortized over the extended term of the notes and is included in interest expense in the accompanying condensed consolidated statement of operations for the six and three months ended June 30, 2006.

NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the six months ended June 30, 2006:

The Company issued 1,233,333 shares of Common Stock upon the conversion of 9,250 shares of Series A Preferred Stock representing $925,000 in stated value at a per share conversion price of $0.75.

The Company issued 2,524,423 shares of Common Stock upon the conversion of 25,150 shares of Series B Preferred Stock representing $2,515,000 in stated value at per share conversion prices of $1.01 and $0.75.

The Company issued 413,699 shares of Common Stock upon the exercise of stock options resulting in proceeds of approximately $210,000.

The Company issued 167,319 shares of Common Stock upon the exercise of 431,506 stock warrants. The Company did not receive any proceeds from this cashless exercise.

The Company issued 250,000 shares of Common Stock with a total fair market value of $220,000 to a consultant.

The Company issued 76,676 shares of Common Stock valued at a total fair market value of $61,953 to Series A Preferred Stockholders as payment for accrued stock dividends. The shares were issued at prices between $0.71 and $1.13 per share which depending on the fair market price when issued may have been a discount to the fair market value on the date of issuance.

The Company issued 340,677 shares of Common Stock valued at a total fair market value of $255,819 to Series B Preferred Stockholders as payment for accrued stock dividends. The shares were issued at prices between $0.71 and $1.16 per share which was a discount to the fair market value on the date of issuance.

The Company is obligated to pay liquidated damages to the holders of the Series A Preferred Stock as the registration statement relating to the resale of the Common Stock underlying such preferred stock was not updated to maintain effectiveness. The Company recorded accrued penalties of $294,534.

The Company is obligated to pay liquidated damages to the holders of the Series B Preferred Stock as the registration statement relating to the resale of the Common Stock underlying such preferred stock was not updated to maintain effectiveness. The Company recorded accrued estimated penalties of $113,467 (estimated through September 30, 2006).

NOTE 8 - MOTOROLA STRATEGIC ALLIANCE AGREEMENT

On April 5, 2006, the Company entered into a Strategic Alliance Agreement (the "Strategic Alliance Agreement") with Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc., pursuant to which the Company and Motorola are jointly developing a family of three IP Home gateways (the "Gateway Products") that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. Under the Strategic Alliance Agreement, the Company has also granted Motorola certain rights with respect to the resale of the Company's products as described below.

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

Under the Strategic Alliance Agreement, the Company has granted Motorola the exclusive right to resell the Company's PG1000 and the HG-V100 gateway products, and all derivative or substantially similar products (the "Exclusive Products") to certain specified leading telecommunications carriers and their affiliates (the "Exclusive Customers") for a period of 24 months from the effective date of the agreement as part of Motorola's portfolio of broadband wireline solutions. The exclusivity may be terminated by the Company unless, among other things, at least one of the Exclusive Customers shall have accepted one of the Exclusive

Products for lab testing within one year of the effective date of the Strategic Alliance Agreement and signed a contract to purchase Exclusive Products (which is reasonably expected to result in revenue to the Company in a specified minimum amount) within 18 months of the effective date of the agreement; provided, however, that if these conditions are satisfied with respect to an Exclusive Customer, then Motorola's exclusivity period for such

The Company accounts for the strategic alliance with Motorola under SFAS No. 68 (Research and Development Arrangements). As such, amounts received from Motorola are netted against costs incurred by the Company. During the six months ended June 30, 2006 the Company spent $421,231 on development projects related to the strategic alliance. This resulted in a net advance of $178,769 under the research and development arrangement and is recorded as a liability on the balance sheet at June 30, 2006 in the accompanying condensed consolidated financial statements.

NOTE 9 - PRODUCT ENHANCEMENT

The Company and Lucent Technologies, Inc. ("Lucent") are parties to a Development and Licensing Agreement effective as of January 2004. In April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add to the Company's QoStream product line additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of June 30, 2006, the Company has remitted the entire $868,000 to Lucent for this development work.

During May 2005, the Company and Lucent entered into a supplementary development agreement to add additional product features and developments to the Company's QoStream product line for agreed upon consideration of approximately $1,100,000. Under the agreement, payment is due upon delivery and acceptance of the deliverables by the Company. Certain of the deliverables received by the Company under such agreement have not been completed in accordance with design and development criteria specified in the agreement and the Company has not accepted delivery of these items. Accordingly, the Company has not recorded the expense and the related amount payable to Lucent concerning the non-accepted deliverables in the accompanying consolidated financial statements. As of June 30, 2006, $170,000 of internally developed software product costs was capitalized in connection with this supplementary agreement. See Note 11 (Subsequent Event).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

EQUITY LINE

In August 2004, the Company secured a $6 million equity line commitment from an institutional investor on which it can draw from time to time during a 24 month period following the effectiveness of a registration statement relating to the resale of the shares of Common Stock underlying the securities issued pursuant thereto, subject to certain conditions. The Company undertook to file a registration statement in respect of such equity line no earlier than the 90th day following the effective date of the registration statement for the Common Stock underlying the Series B Preferred Stock (i.e., December 1, 2005), but no later than the 120th day after such date (i.e. December 31, 2005) discussed in
Note 4 (Financing). The investor may terminate the equity line commitment if the Company does not timely file the registration statement relating to the equity line or if such registration statement is not declared effective within 180 days following the filing thereof. No such registration statement has been filed as of the filing of this Quarterly Report on Form 10-QSB.

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

DISPUTED PAYABLE

Stifel Nicolaus & Company ("Stifel"), the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, has made a demand on the Company for payment of $700,000 as fees for financial advisory services due in connection with the certain of the bridge loans referred to in Note 6. Management believes that Stifel's position, which is based on Stifel's interpretation of a placement agency agreement entered into by the Company and the investment bank in September 2005 and terminated by the Company in December 2005, is without merit. It is the Company's intention to defend itself against any claim for payment asserted by Stifel vigorously. The Company also reserves the right to dispute the balance due on the initial retainer payable under the agreement as well as related out-of-pocket expenses claimed by Stifel, which together total approximately $96,000, which are recorded and included in accounts payable as of June 30, 2006 in the accompanying condensed consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

A. INCREASE IN AUTHORIZED COMMON STOCK

On July 19, 2006, the Company's stockholders approved an increase in the authorized shares of Common Stock that the Company is authorized to issue from time to time to 100,000,000 shares. Such amount has been reflected retroactively in the accompanying condensed consolidated balance sheet at June 30, 2006.

B. PRODUCT ENHANCEMENT

On July 14, 2006, the Company and Lucent entered into the Amendment to Prior Agreements, dated as of July 10, 2006 (the "Amendment"), pursuant to which they have amended the terms of a number of prior agreements entered into by them, including, without limitation, the (i) Development and Licensing Agreement of January 6, 2004 and (ii) the Supplementary Development Agreement between the Company and Lucent effective as of May 5, 2005 as well as various supplementary agreements and amendments thereto entered into by them (collectively the "Agreements").

Under the terms of the Amendment, in lieu of the current royalties of 3.2% of certain revenues payable (under certain circumstances) to Lucent under the Agreements, the Company will be required to pay to Lucent royalties in the amount of 1.5% of specified revenue sources from the Company's Gateway and Switch products that include Lucent owned technologies, provided, that, no royalties accrue or become payable until July 10, 2008. In addition, Lucent waived payments aggregating $835,000 that were outstanding under the Agreements in respect of deliverables received by the Company from Lucent under the Agreements upon the Company's remittal to Lucent of $200,000 in July of 2006. In addition, the parties agreed to terminate the license that the Company was granted to Lucent owned patents under the Agreements; accordingly, the Company is no longer obligated to make any payments to Lucent, if any, owing under such patent license. The termination of the patent license does not affect the Company's rights under the Agreements to develop and sell products based upon or incorporating Lucent owned technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS.

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

         Our initial QoStream product line is comprised of premises gateways, aggregation switches and a network management systems. Our initial QoStream products include technologies licensed from Lucent Technologies, Inc. ("Lucent") as well as technologies developed jointly with Lucent. Lucent has granted us a worldwide and perpetual non-exclusive license to manufacture, develop and sell products designed to deliver broadband access solutions that use Lucent's technologies and related patents. Recently, we developed a stand-alone triple play home gateway product that is designed to inter-operate with other standards-based devices deployed in the central offices of carriers or in the field.

         We continue to upgrade and improve our Qostream product line to encompass sophisticated network interfaces, expanded feature sets and increased inter-operability with in-house wiring, including copper based facilities. For example, in December 2005, we unveiled new features on our QoStream AS5000 Aggregator Switch and QoStream PG1000 Premises Gateway products that are designed to enable a network operator to connect to a home or office and provide sufficient bandwidth to enable voice, data, and video services over the existing copper wires already in the ground. Additional feature upgrades that we are working on include the ability for our gateways to distribute services within a served premise over existing copper coaxial cables and possibly over telephone wires.

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

         We adopted FAS 123R on January 1, 2006 and use the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date. As a result, our net loss for the six months ended June 30, 2006 is $673,694 higher than if we had continued to account for the share based payment under APB 25. In addition, there was $990,558 of unvested employee options as of January 1, 2006 that was recorded as deferred compensation and additional paid in capital.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND THE SIX AND THREE MONTHS ENDED JUNE 30, 2005

         SALES AND COSTS OF GOODS SOLD. Revenues for the six months and three months ended June 30, 2006 were $25,379 and $0, respectively. Revenues for the six and three months ended June 30, 2005 were $5,248and $2,598, respectively We recorded unit sales from our QoStream product line for the first time during the three month period ended March 31, 2005. Cost of goods sold were $19,747 and $0 during the six and three months ended June 30, 2006, respectively, and $5,846 and $2,705 during the corresponding periods in 2005.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties. Research and development expenses for the six and three months ended June 30, 2006 were $2,419,017 and $1,151,903, respectively and $2,063,462 and $1,001,085 for the comparable periods in 2005. The increase in research and development expenses during the 2006 periods is primarily attributable to additional stock based compensation recorded in respect of stock options granted to employees and the implementation of SFAS 123R effective January 1, 2006 as well as increased development costs of our products.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution. Sales and marketing expenses for the six and three months ended June 30, 2006 were $839,495 and $412,016, respectively, and $1,078,540 and $637,060 for the corresponding periods in 2005. The decrease is primarily attributable to a shift in personnel costs from marketing to research and development of our products.

          GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting, investor relations and other services. General and administrative expenses for the six and three months ended June 30, 2006 were $1,955,973 and $710,015, respectively, and $935,575 and $496,506 for the corresponding periods in 2005. The increase in general and administrative expenses during the 2006 periods is attributable to stock based compensation recorded for stock options granted to employees and the implementation of SFAS 123R effective January 1, 2006 and, an increase in personnel costs and outside services.

LIQUIDITY AND CAPITAL RESOURCES

         Cash balances totaled approximately $1.8 million at August 7, 2006, $3 million at June 30, 2006 and $333,787 at December 31, 2005. The increase in cash balances at June 30, 2006 is primarily attributable to the placement of the May 2006 Debentures discussed below.

         Net cash used during the six months ended June 30, 2006 consisted of operating activities of approximately $4.3 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $600,000. Net cash used during the corresponding period in 2005 consisted of operating activities of approximately $4.1 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $900,000.

         Net cash provided by financing activities during the six months ended June 30, 2006 was approximately $7.7 million compared to approximately $7.1 million in the corresponding period in 2005. Net cash provided by financing activities during the 2006 period was the result of proceeds from the issuance of (i) short-term notes in the aggregate principal amount of $2,581,500 offset by financing costs of $166,620 and original issue discount of $131,500 and (ii) the issuance of our two year 8% secured convertible debenture in May 2006 in connection with the private placement discussed below. Net cash provided by financing activities during the corresponding period in 2005 was the result of the exercise of stock warrants and proceeds from the placement in April and May 2006 of our Series B Preferred Stock.

         From our inception in August 1994, we have financed our operations through the sale of our securities. Set forth below is a summary of our recent financings.

         On May 5, 2006, we raised gross proceeds of $10 million from the private placement to certain institutional and individual investors of our two-year 8% Senior Secured Convertible Debentures (the "May 2006 Debentures"). At closing, we received net proceeds of approximately $5.2 million, after payment of offering related fees and expenses and after the repayment of bridge loans made between December 2005 and April 2006 in the aggregate amount of $2,841,500. Certain of the investors in these bridge loans elected to participate in the Convertible Debenture transaction and, accordingly, approximately $850,000 in principal amount of bridge loans was offset against these investors' purchases of the Convertible Debentures. The investors in this private placement have a lien on all of our assets, including our intellectual property.

         On April 26, 2005, we completed a private placement to certain individual and institutional investors of 60,000 shares of our newly designated Series B 8% Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, we sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement completed in April 2005, the "2005 Private Placement"). We received aggregate net proceeds of approximately $5,590,000 from the closings of the 2005 Private Placement, following repayment of the outstanding principal and accrued interest on the bridge loans and payment of offering related expenses. We issued to the purchasers of the Series B Preferred Stock five-year warrants to purchase, in the aggregate, up to 3,844,062 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in certain circumstances.

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

         Our liquidity has also improved because of a significant vendor agreement that we entered into during the three months ended June 30, 2006. On April 5, 2006, we entered into a Strategic Alliance Agreement with Motorola pursuant to which we and Motorola will jointly develop a family of three IP Home gateways that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. The Agreement with Motorola provides, among other things, that Motorola will pay to us $1.9 million for engineering costs associated with the development of these products, of which amount we have received as of the filing of this report on Form 10-QSB approximately $600,000 with the remainder to be paid in installments upon the achievement of certain agreed upon project milestones. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the gateway products and, in the event that it does so, we will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination.

         Management believes that funds on hand as well as our near-term anticipated cash payments under the agreement with Motorola will enable us to meet our liquidity needs through the third quarter of 2006. We will need to raise additional funds to fulfill our business plan and to meet our operating requirements prior to the receipt of revenues from operations. We may not be successful in our efforts to raise additional funds. Our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we begin to sell our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds as needed, we may need to curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations. These conditions raise substantial doubts as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed.

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

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We are not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on our business.

ITEM 2. CHANGE IN SECURITIES

         The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2006 without registration under the Securities Act.

         1. In April 2006, we issued to two institutional investors five-year warrants to purchase in the aggregate 225,000 shares of our Common Stock at an exercise price of $1.50. The warrants were issued pursuant to a bridge loan agreement between us the investors, under which the investors loaned to us 466,500 (before the payment of offering related fees and expenses).

         2. In April 2006, we issued to five institutional investors five year warrants to purchase in the aggregate 150,000 shares of our Common Stock in consideration of such investors' agreement to extend to May 21, 2006 the maturity date of certain short term debts in the aggregate principal amount of $1,500,000 scheduled to mature on April 21, 2006.

         3. Between April 1 and June 30, 2006, we issued

996,667 shares of Common Stock upon the conversion of 7,475 shares of Series A Preferred Stock representing $747,500 in stated value and 76,676 shares of Common Stock representing dividends due during such period.

         4. Between April 1 and June 30, 2006, we issued 578,878 shares of Common Stock upon the conversion of 5,500 shares of Series B Preferred Stock representing $550,000 in stated value and 373,867 shares of Common Stock representing dividends due during such period.

         5. In May 2006, issued $10,000,000 in aggregate principal amount of our 8% Senior Secured Convertible Debentures schedule to mature on April 30, 2008. In connection therewith, we issued to such investors warrants to purchase up to 6,666,675 shares of Common Stock at an exercise price of $, 1.50, subject to certain adjustments, which warrants are exercisable through the fifth anniversary of the effective date of the registration statement that we undertook to file in respect of the resale of the Common Stock underlying these debentures and warrants.

         6. In May 2006, in connection with the sale of the convertible debentures described above, we issued to a placement agent as compensation warrants to purchase up to 2,000,000 shares of Common Stock, of which warrants for1,333,333 are exercisable at a per share exercise price of $0.75 and 666,667 shares are exercisable at a per share exercise price of $1.50.

All of the securities issued in the transaction described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. The recipients of securities in the transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act and had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access to information about us. The transaction described above did not involve general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS

4.1 Form of Common Stock Purchase Warrant issued by Amedia Networks, Inc. on May 5, 2006.*

4.2 Form of 8% Senior Secured Convertible Debenture issued by Networks, Inc. on May 5, 2006.*

10.1 Strategic Alliance Agreement dated as of April 3, 2006, between Amedia Networks, Inc. and Motorola Wireline Networks, Inc.**

10.2 Securities Purchase Agreement dated as of April 26, 2006 among Amedia Networks, Inc. and certain investors.*

10.3 Registration Rights Agreement dated as of April 26, 2006 among Amedia Networks, Inc. and certain investors.*

10.4 Security Interest Agreement dated as of April 26, 2006 among Amedia Networks, Inc. and certain investors.*

10.5 Placement Agency Agreement dated as of May 4, 2006 between Amedia Networks, Inc. and Pond Equities

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

* Filed as an Exhibit to the Company's Current Report on Form 8-K that was filed on May 11, 2006

** Portions of the Strategic Alliance Agreement that is filed as a copy hereto have been omitted pursuant to a request for confidential treatment. The omitted portions, marked "[***]", have been separately filed with the Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMEDIA NETWORKS, INC.

     DATE: AUGUST 21, 2006       BY /S/ FRANK GALUPPO
                                ---------------------------
                                    FRANK GALUPPO,
                                    CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)



     DATE: AUGUST 21, 2006       BY /S/ JAMES D. GARDNER
                                ----------------------------
                                    JAMES D. GARDNER,
                                    CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)