Form 10QSB
period 2006-09-30
AMEDIA NETWORKS, INC.
filed 2006-11-17
CIK 933955

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) Yes [_] No [X]

As of November 10, 2006, there were 28,363,525 shares of the registrant's common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [_] No [X]

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                      INDEX

                                                                            Page
                                                                            ----
Forward Looking Statements                                                  (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet as of September 30, 2006
        (unaudited)                                                           1

        Condensed Consolidated Statements of Operations For the nine and three months ended September 30, 2006 and 2005 and from
        Inception (July 14, 1994) to September 30, 2006 (unaudited)           2

        Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 2006 and 2005 and from Inception
        (July 14, 1994) to September 30, 2006 (unaudited)                     3

        Notes to the Condensed Consolidated Financial Statements
        (unaudited)                                                           4

Item 2. Management's Discussion and Analysis or Plan of Operation            16

Item 3. Controls and Procedures                                              20

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 2. Changes in Securities                                                20

Item 3. Defaults upon Senior Securities                                      20

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 5. Other Information                                                    21

Item 6. Exhibits                                                             21

Signatures                                                                   22


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


                                      (ii)

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                               September 30, 2006

                                     ASSETS
Current assets
   Cash and cash equivalents                                                 $    358,433
   Accounts receivable                                                              4,224
   Inventories                                                                  1,021,276
   Prepaid expenses and other currents assets                                     206,315
                                                                             ------------
   Total current assets                                                         1,590,248
                                                                             ------------
Property and equipment, net of accumulated depreciation of $278,810               776,691
                                                                             ------------
Other assets
   Capitalized software costs, net of accumulated amortization of $529,077      1,527,721
   Deferred financing costs, net of accumulated amortization of $443,907        1,731,045
   Security deposit                                                                46,749
                                                                             ------------
   Total other assets                                                           3,305,515
                                                                             ------------
      Total assets                                                           $  5,672,454
                                                                             ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Current liabilities
   Accounts payable                                                          $    883,221
   Accrued expenses                                                               228,026
   Accrued penalties                                                            1,554,000
   Accrued interest expense                                                       326,575
   Dividends payable                                                              113,802
   Current portion of capital leases                                                5,232
                                                                             ------------
   Total current liabilities                                                    3,110,856

Long-term liabilities
   8% Convertible debentures, net of unamortized discount of $6,247,787         3,752,213
   Capital leases, less current maturities                                          8,307
                                                                             ------------
      Total liabilities                                                         6,871,376
                                                                             ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 11,928 issued and outstanding
   ($1,192,800 liquidation preference)                                                 12
   Series B convertible preferred stock,
   85,000 shares authorized; 46,000 issued and outstanding
   ($4,600,000 liquidation preference)                                                 46
Common stock, $.001 par value;
   100,000,000 shares authorized; 27,946,978
   issued and outstanding                                                          27,947
Additional paid-in capital                                                     71,530,073
Deficit accumulated during the development stage                              (72,575,302)
Deferred compensation                                                            (181,698)
                                                                             ------------
   Total stockholders' deficiency                                              (1,198,922)
                                                                             ------------
      Total liabilities and stockholders' deficiency                         $  5,672,454
                                                                             ============

            See Notes to Condensed Consolidated Financial Statements.

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        From
                                                                                      Inception
                                                              Nine Months             (July 14,           Three Months
                                                                 Ended                 1994) to               Ended
                                                             September 30,          September 30,         September 30,
                                                      ---------------------------   -------------   -------------------------
                                                          2006           2005            2006          2006           2005
                                                      ------------   ------------   -------------   -----------   -----------
Sales                                                 $     29,603   $      5,548   $     35,151    $     4,224   $       300
                                                      ------------   ------------   ------------    -----------   -----------
Cost of goods sold                                          23,628          6,078         29,706          3,881           232
                                                      ------------   ------------   ------------    -----------   -----------
Gross profit (loss)                                          5,975           (530)         5,445            343            68
                                                      ------------   ------------   ------------    -----------   -----------
Expenses
   Research and development (1)                          3,904,069      2,767,070     17,262,986      1,485,052       703,608
   Sales and marketing (1)                               1,071,413      1,853,479     13,793,740        231,918       774,939
   General and administrative (1)                        2,697,390      1,551,655     25,388,473        741,417       616,080
   Bad debt expense                                             --             --        161,000             --            --
                                                      ------------   ------------   ------------    -----------   -----------
Total expenses                                           7,672,872      6,172,204     56,606,199      2,458,387     2,094,627
                                                      ------------   ------------   ------------    -----------   -----------
Operating loss                                          (7,666,897)    (6,172,734)   (56,600,754)    (2,458,044)   (2,094,559)
                                                      ------------   ------------   ------------    -----------   -----------
Other (income) expense
   Legal settlement                                             --             --        565,833             --            --
   Late filing penalty on stock registration rights      1,301,071             --      1,587,313        659,333            --
   Realized gain of foreign currency translation                --             --        (81,007)            --            --
   Loss on investment                                           --             --         17,000             --            --
   Other income                                                 --             --        (75,000)            --            --
   Net losses of affiliate                                      --             --      1,196,656             --            --
   Impairment loss on investment in affiliate                   --             --        748,690             --            --
   Revenue from copy protection business                        --             --       (125,724)            --            --
   Gain on sale of copy protection business                     --             --     (5,708,328)            --            --
   Gain on sale of investment in affiliate                      --             --        (40,000)            --            --
   Loss on disposition of fixed assets                          --          1,692         30,873             --            --
   Amortization of deferred financing costs                221,346             --      4,738,121        137,623            --
   Impaired offering costs                                      --             --        267,404             --            --
   Interest income                                         (42,023)       (33,292)    (1,026,758)       (15,040)      (13,938)
   Interest expense                                      3,237,635        260,651      5,490,671      1,329,583           336
                                                      ------------   ------------   ------------    -----------   -----------
Total other (income) expense                             4,718,029        229,051      7,585,744      2,111,499       (13,602)
                                                      ------------   ------------   ------------    -----------   -----------
Net loss                                              $(12,384,926)  $ (6,401,785)  $(64,186,498)   $(4,569,543)  $(2,080,957)
                                                      ============   ============   ============    ===========   ===========
Deemed dividend on convertible preferred stock           1,591,525      3,076,104      7,162,382             --       132,832
Dividend on convertible preferred stock                    431,531        427,954      1,226,422        113,802       194,856
                                                      ------------   ------------   ------------    -----------   -----------
Net loss applicable to common stockholders            $(14,407,982)  $ (9,905,843)  $(72,575,302)   $(4,683,345)  $(2,408,645)
                                                      ============   ============   ============    ===========   ===========
Per share data:
     Basic and diluted                                $      (0.56)  $      (0.50)                  $     (0.17)  $     (0.11)
                                                      ============   ============                   ===========   ===========
Weighted average number of common shares used in
   basic and diluted loss per share                     25,645,896     19,898,997                    27,684,207    20,955,999
                                                      ============   ============                   ===========   ===========
(1) Includes non-cash, stock-based compensation
   expense as follows:
   Research and development                           $    193,710   $     13,930   $    668,522    $    64,540   $     4,643
   Sales and marketing                                     126,765             --      5,463,323         41,519            --
   General and administrative                              906,401         51,912      6,678,756        227,123        19,644
                                                      ------------   ------------   ------------    -----------   -----------
                                                      $  1,226,876   $     65,842   $ 12,810,601    $   333,182   $    24,287
                                                      ============   ============   ============    ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                From
                                                                                     Nine Months              Inception
                                                                                        Ended              (July 14, 1994)
                                                                                    September 30,         to September 30,
                                                                             --------------------------   ----------------
                                                                                 2006          2005             2006
                                                                             ------------   -----------   ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $(12,384,926)  $(6,401,785)    $(64,186,498)
   Adjustments to reconcile net loss
   to net cash used by operating activities:
      Depreciation and amortization                                               675,659        80,454        1,762,041
      Forgiveness of note receivable, officer                                          --            --          100,000
      Loss from disposition of fixed assets                                            --         1,692          197,065
      Bad debt expense                                                                 --            --          161,000
      Amortization of note discount and finance costs                           1,945,695       104,985        6,742,827
      Impaired offering costs                                                                                    267,404
      Foreign currency translation adjustment and realized gain                        --            --          (82,535)
      Beneficial conversion feature of convertible debt                         1,155,116            --        1,727,621
      Stock, warrants and options issued for services and legal settlement      1,226,876        65,842       12,983,562
      Payment of common stock issued with guaranteed selling price                     --            --         (155,344)
      Net losses of affiliate                                                          --            --        1,196,656
      Impairment loss on investment in affiliate                                       --            --          748,690
      Gain on sale of Copy Protection Business                                         --            --       (5,708,328)
      Gain on sale of investment in affiliate                                          --            --          (40,000)
      Increase (decrease) in cash attributable
      to changes in assets and liabilities
         Accounts receivable                                                       (4,224)           --           (3,670)
         Inventories                                                              (92,259)     (635,421)      (1,021,276)
         Prepaid expenses and other current assets                               (127,122)       53,852         (235,973)
         Other assets                                                                  --       (32,750)         (46,750)
         Accounts payable                                                        (573,355)      539,040          336,029
         Accrued expenses                                                         (70,543)       76,172        1,587,048
         Accrued penalties                                                      1,290,752            --        1,290,752
         Accrued severance pay                                                         --            --         (122,363)
         Accrued interest expense                                                 326,575            --          577,594
                                                                             ------------   -----------     ------------
      Net cash used by operating activities                                    (6,631,756)   (6,147,919)     (41,924,448)
                                                                             ------------   -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                                 --            --           68,594
   Purchases of property and equipment                                           (232,389)     (581,080)      (2,038,134)
   Capitalized software costs                                                    (796,416)     (683,066)      (2,056,798)
   Proceeds from sale of Copy Protection Business                                      --            --        5,050,000
   Proceeds from sale of investment in affiliate                                       --            --           40,000
   Investment in ComSign, Ltd.                                                         --            --       (2,000,000)
   Increase in note receivable, officer                                                --            --         (100,000)
   Increase in note receivable                                                         --            --         (130,000)
   Increase in organization costs                                                      --            --           (7,680)
                                                                             ------------   -----------     ------------
      Net cash used in investing activities                                    (1,028,805)   (1,264,146)      (1,174,018)
                                                                             ------------   -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of convertible preferred stock                           --     7,084,170       11,726,600
   Proceeds from exercise of warrants and options                                 210,018       189,230          399,248
   Proceeds from issuance of common stock                                              --            --       21,177,354
   Stock offering costs                                                                --            --         (475,664)
   Deferred financing costs                                                    (1,309,620)           --       (2,114,462)
   Proceeds from notes payable                                                  2,450,000                      3,450,000
   Proceeds from short-term borrowings                                                 --            --        1,356,155
   Payments on capital lease obligations                                           (3,691)       (1,740)          (6,619)
   Proceeds from long-term debt                                                        --            --        2,751,825
   Proceeds from convertible debentures                                         9,150,000            --       11,150,000
   Repayment of notes payable                                                  (2,811,500)           --       (2,811,500)
   Repayment of short-term borrowings                                                  --            --       (1,357,082)
   Repayments of long-term debt                                                        --            --       (1,615,825)
   Dividends paid to preferred stockholders                                            --      (167,719)        (167,719)
                                                                              -----------    ----------      -----------
      Net cash provided by financing activities                                 7,685,207     7,103,941       43,462,311
                                                                              -----------    ----------      -----------
Effect of exchange rate changes on cash                                                --            --           (5,412)
                                                                              -----------    ----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   24,646      (308,124)         358,433

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  333,787     2,275,377               --
                                                                              -----------    ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   358,433    $1,967,253      $   358,433
                                                                              ===========    ==========      ===========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the periods for:
         Interest                                                             $    30,000    $    5,514      $   482,492
                                                                              ===========    ==========      ===========
      Non-cash investing and financing activities:
         Issuance of common stock warrants in connection
            with bridge loans                                                 $   338,955    $       --      $   447,615
                                                                              ===========    ==========      ===========
         Original issue discount on notes payable                             $   131,500    $       --      $   211,500
                                                                              ===========    ==========      ===========
         Deemed dividend in connection with sale
            of convertible preferred stock                                    $ 1,591,525    $3,076,104      $ 7,162,382
                                                                              ===========    ==========      ===========
         Repayment of notes payable by issuance
            of convertible debentures                                         $   850,000    $       --      $   850,000
                                                                              ===========    ==========      ===========
         Common stock issued for consulting services                          $   252,892    $       --      $   252,892
                                                                              ===========    ==========      ===========

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $72,575,302 since its inception, and as of September 30, 2006, had a working capital deficiency of $1,520,608 and stockholders' deficiency of $1,198,922. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or to secure funding sufficient to provide for the working capital needs of its business. There is no assurance that the Company will generate revenue or raise the funds in the amounts needed to realize its business plan or maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

As more fully described in Note 5 (Private Placement) and Note 6 (Notes Payable), the Company funded its operations during 2006 from the proceeds of the sale of its short-term notes issued (and subsequently repaid) from December 2005 through April 2006 and from the proceeds of the Private Placement in May 2006. Additionally, in October and November 2006, the Company raised $600,000 from the gross proceeds of short-term notes. See Note 11 (Subsequent Event).

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at September 30, 2006, and its results of operations and cash flows for the nine months ended September 30, 2006 not misleading. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR LTD., which has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the financial statements for the nine and three months ended September 30, 2005 have been reclassified for comparative purposes to conform to the presentation in the financial statements for the nine and three months ended September 30, 2006. These reclassifications had no effect on the previously reported net loss.

REVENUE RECOGNITION

The Company receives revenue from the sale of its QoStream product line which is comprised of hardware and software. Revenue is recognized on product sales when there exists persuasive evidence of an arrangement pursuant to which units are shipped, the fee is fixed and determinable and collection is probable. During the nine months ended September 30, 2006 the Company recorded $29,603 from sales of units of its QoStream products and related hardware.

INVENTORY

Inventory includes costs for materials and finished products which are stated at the lower of cost or market. As of September 30, 2006 any items relieved from inventory have been determined under the specific identification method. The balance at September 30, 2006 of inventories amounted to $1,021,276, which included raw materials of $168,658 and finished goods of $852,618.

CAPITALIZED SOFTWARE COSTS

During the nine months ended September 30, 2006, the Company capitalized $796,416 of internally developed software product costs. Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in Statement of Financial Accounting Standards No. 86. Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached. During the nine months ended September 30, 2006 the Company recorded amortization expense of $529,077.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the nine months ended September 30, 2006 and 2005 were $3,904,069 net of amounts received pursuant to the Company's agreement with Motorola (see Note 8) and $2,767,070, respectively.

REGISTRATION RIGHTS AGREEMENTS

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidated damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At September 30, 2006, the Company recorded registration rights penalty liabilities totaling $1,554,000 which have been included on the accompanying consolidated balance sheet.

There is a new exposure draft pending on proposed changes in accounting for registration rights agreements that if approved could result in a change to management's approach to how it accounts for its registration rights agreements. Based on its current understanding of such draft, the Company believes that such a change would be insignificant, although there can be no assurance that this would be the case.

STOCK BASED COMPENSATION

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

In the current quarter the Company has reclassified certain components of its stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No.123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of APB 25.

Pro-forma net earnings for the nine and three months ended September 30, 2005, including effects of expensing stock options, follows;

                                                 Nine Months     Three Months
                                                    Ended,          Ended
                                                September 30,   September 30,
                                                     2005            2005
                                                -------------   -------------
     Net loss applicable to
        common stockholders, as reported        $ (9,905,843)   $(2,408,645)
     Net loss per share applicable to
       common stockholders, basic and diluted
        as reported                             $      (0.50)   $     (0.11)
     Stock option expense included
        in net loss                             $     10,500    $     3,500
     Total stock option expense                 $    535,182    $   178,822
     PRO-FORMA EFFECTS
     Pro-forma net loss applicable to
        common stockholders, as reported        $(10,430,525)   $(2,583,967)
     Pro-forma net loss per share,
        basic and diluted                       $      (0.52)   $     (0.12)

The fair value of employee stock options at the date of grant was estimated using the Black-Scholes option pricing method during the nine months ended September 30, 2005 with the following weighted-average assumptions:

                     Expected Life (Years)      3.45
                     Interest Rate              3.70%
                     Annual Rate of Dividends     --%
                     Volatility                   74%

The weighted average fair value of options at the date of grant using the fair value-based method during the nine months ended September 30, 2005 was estimated at $0.54.

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2006 THE COMPANY ISSUED THE FOLLOWING STOCK OPTIONS:

On February 2, 2006, the Company granted to an employee stock options to purchase up to an aggregate of 10,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options were scheduled to vest over a three-year period from the date of grant and were exercisable at an exercise price of $.65 per share (based on the closing market price of the Common Stock on the date preceding the date of grant). The fair value of the options amounted to $2,954 and is being amortized over the three-year vesting period. The Company recorded stock-based compensation expense of $164 in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006 for this transaction. As the employee subsequently forfeited these options, the Company will not recognize any further expense for this transaction.

On February 3, 2006 the Company granted to two consultants non-qualified stock options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 60,000 shares of Common Stock at an exercise price of $0.65 per share, with such option vesting over 3 years. The $0.65 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $17,274 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $3,839 in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006 for this transaction.

In February 2006, the Company received cash proceeds of $162,000 from the exercise by certain Company officers and directors of stock options to purchase a total of 268,200 shares of the Company's Common Stock. In consideration of those stock option exercises, the Company issued to the exercising officers and directors stock options to purchase up to 95,088 shares of the Company's Common Stock from the 2000 Equity Incentive Plan and stock options to purchase up to 441,312 shares of the Company's Common Stock under the 2002 Directors Plan, in each case at per share exercise prices ranging from $0.69 to $0.70. The exercise price of each of these options is equal to the closing price of the Common Stock on the date of issuance. The fair value of the options amounted to $169,484 and was expensed immediately because the options were fully vested at the grant date. The Company recorded stock-based compensation expense of $169,484 in the accompanying financial statements for the nine months ended September 30, 2006 for this transaction.

On March 14, 2006, the Company issued to a total of 29 employees options to purchase up to an aggregate of 486,500 shares of the Company's common stock, par value $0.001 ("Common Stock") under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $0.86 per share (based on the closing market price of the Common Stock on the date of the grant). The fair value of the options amounted to $190,895 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $36,104 in the accompanying financial statements for the nine months ended September 30, 2006 for this transaction. Since three employees subsequently forfeited 36,333 options, the Company will not recognize any further expense for those forfeited options.

On April 25, 2006 the Company granted to four non-employee directors, on the one-year anniversary of their service on the Company's board of directors, non-qualified options under the 2002 Non Employee Directors Stock Option Plan to purchase up to 327,500 shares of the Company's Common Stock at an exercise price of $1.03 per share (based on the closing market price of the Common Stock on the date of the grant). The options immediately vested on the grant date. The fair value of the options on the date of grant equaled $149,075. The Company recorded stock-based compensation expense of $149,075 in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006 for this transaction.

On May 1, 2006, the Company granted to a new employee stock options to purchase up to an aggregate of 50,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $1.07 per share (based on the closing market price of the Common Stock on the date preceding the date of grant). The fair value of the options amounted to $23,649 and is being amortized over the three-year vesting period. The Company recorded stock-based compensation expense of $3,285 in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006 for this transaction.

During July and September 2006, the Company issued to a total of nine new employees options to purchase up to an aggregate of 415,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at exercise prices ranging from $0.62 to $0.73 per share (based on the closing market price of the Common Stock on the date of the grant). The fair value of the options amounted to $125,211 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $9,664 in the accompanying financial statements for the nine months ended September 30, 2006 for this transaction.

During July 2006 the Company granted to a member of the Company's advisory board non-qualified stock options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 60,000 shares of Common Stock at an exercise price of $0.62 per share, with such option vesting over 3 years. The $0.62 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to 17,817 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $1,485 in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006 for this transaction.

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

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 is not expected to have a material effect on its financial statements.

NOTE 4 - LOSS PER SHARE

Basic loss per share, "EPS" is computed by dividing net loss applicable to common shares by the weighted-average of common shares outstanding during the period.

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares assumable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive. Common stock equivalents have been excluded from the weighted-average shares for the three months ended September 30, 2006 and 2005 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 8,214,104 and 6,622,642 shares of Common Stock were outstanding at September 30, 2006 and 2005, respectively. Potentially dilutive warrants to purchase 23,838,981and 13,728,786 shares of Common Stock were outstanding at September 30, 2006 and 2005, respectively. In addition, there were 11,928 and 21,403 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 1,590,400 and 2,853,733 _shares of Common Stock at September 30, 2006 and 2005, respectively. In addition, there were 46,000 and 76,650 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), were outstanding and potentially convertible into 6,133,333 and 7,589,109 shares of Common Stock at September 30, 2006 and 2005, respectively. The May 2006 Private Placement referred to in Note 5 (Private Placement) resulted in an adjustment to the conversion rate into Common Stock of the outstanding Series B Preferred Stock. In addition, there was $10,000,000 of 8% convertible debentures outstanding which are potentially convertible into 13,333,333 shares of Common Stock at September 30, 2006.

NOTE 5 - PRIVATE PLACEMENT

On May 5, 2006, the Company raised gross proceeds of $10 million from the private placement (the "May 2006 Private Placement") to accredited institutional and individual investors (the "Investors") of its two-year 8% Senior Secured Convertible Debentures (the "Debentures"). In connection with the issuance of the Debentures, the Company issued to the investors warrants, exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement (as defined below) occurs (the "Investor Warrants"), to purchase up to 6,666,675 shares of the Company's Common Stock at a per share exercise price of $1.50. At closing, the Company received net proceeds of approximately $5.2 million from the proceeds of the Debentures, after the payment of offering related fees and expenses and after the repayment in full of the bridge loans made between December 2005 and April 2006 (the "Bridge Loans") in the aggregate amount of $3,691,500 (inclusive of $30,000 in related fees). Certain of the investors in the Bridge Loans elected to participate in the May 2006 Private Placement and, accordingly, approximately $850,000 in principal amount of Bridge Loans was offset against these investors' purchases of the Debentures.

The Debentures mature on April 30, 2008 and are convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $0.75 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the Debentures accrues at the rate of 8% per annum, payable upon conversion or semi-annually (June 30 and December 31 of each year, with the first scheduled payment date being December 31, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of Common Stock at a rate equal to 90% of the volume weighted average price of the Common Stock for the five trading days ending on the trading day immediately preceding the relevant interest payment date; provided that interest payments may be made in shares of Common Stock only if on the relevant interest payment date the Registration Statement (as defined below) is then effective. In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the Debentures by giving advance notice and paying an amount equal to 120% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their Debentures prior to the actual prepayment. The Company recorded accrued interest of $326,575 in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006 for this transaction.

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

The Company undertook to file, within 75 days after the closing, a registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and the Warrants, as well as certain other securities agreed to by the parties and to use reasonable best efforts to cause the Registration Statement to be declared effective within 120 days of the closing. The Company is currently attempting to raise additional working capital and, accordingly, as of the date of the filing of this quarterly report on Form 10-QSB, the Company has not filed such registration statement. Under the agreements with the holders of the Debentures, the Company is obligated to pay liquidated damages to the holders of the Debentures because the Registration Statement was not filed within the time frame provided therein and the registration statement was not declared effective within 120 days of the Closing Date Accordingly, the Company recorded accrued estimated penalties of approximately $1,100,000 at September 30, 2006 (estimated through December 31, 2006 pursuant to View C of ETIF 05-4). The Debenture holders have the right to have these liquidated damages paid in shares of Common Stock (valued at the conversion price).

The Private Placement resulted in a beneficial conversion feature of $5,658,503 which the Company recorded as a discount to the face value of the Debentures. The Company also recorded a $2,191,836 discount on the Debentures based upon the relative fair values of the Debentures and the Investor Warrants. During the nine months ended September 30, 2006, $1,602,552 of these discounts was amortized and is included in interest expense in the accompanying condensed consolidated financial statements. The remaining unaccreted discount of $6,247,787 will be amortized over the remaining term of the Debentures.

In connection with the placement of the Debentures, a placement agent has received a cash fee of $1,000,000 and warrants, with a grant date value of $1,090,452, to purchase up to 2,000,000 shares of the Company's Common Stock, of which warrants for 1,333,333 shares have an initial exercise price equal to $0.75 per share and warrants for 666,667 shares have an initial exercise price equal to $1.50. These warrants become first exercisable on the earlier of (i) the sixth month following the effective date of the Registration Statement or
(ii) one year after issuance and continue to be exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement occurs. The resale of the Common Stock underlying the Placement Agent's Warrants will also be included in the Registration Statement. The Company paid an additional $84,500 in other costs associated with the placement of the Debentures. Accordingly, a total of $2,174,952 was recorded as deferred financing costs. During the nine months ended September 30, 2006 $222,561 and $221,346 were amortized and are included in interest expense and amortization of deferred financing costs respectively.

The placement of the Debentures resulted in the reduction to $0.75 from $1.01 of the conversion rate into Common Stock of the then outstanding and unconverted 46,000 shares of the Company's Series B 8% Convertible Preferred Stock issued in April and May of 2005. The reduction in the conversion price resulted in an additional beneficial conversion feature of $1,591,525 which the Company recorded as a deemed dividend for this transaction in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2006.

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

On May 5, 2006, the Company paid to the January 2006 Bridge Investors a total of $290,000 from the proceeds of the May 2006 Private Placement referred to in Note5 (Private Placement) above in satisfaction of the January 2006 Bridge Notes. Two of the January 2006 Bridge Investors participated in the May 2006 Private Placement and, accordingly, $250,000 of the original principal amount of the January 2006 Bridge Notes issued to these investors was offset against the purchase price of the securities these investors purchased in the May 2006 Private Placement.

The Company recorded a $40,134 discount on the short term loan based upon the relative fair values of the January 20, 2006 Bridge Notes and the January 20, 2006 Bridge warrants that is amortizing over the 91day term of the note. Amortization of the discount on the January 20, 2006 short term loan for the nine months ended September 30, 2006 was $40,134 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company is amortizing the $30,000 original issue discount over the 91day term of the January 20, 2006 short term loan. Amortization of the discount on the note payable for the nine months ended September 30, 2006 was $30,000 and is included as interest expense in the accompanying condensed consolidated statements of operations.

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

The Company recorded a $205,182 discount on the notes payable based upon the relative fair values of the note and the Common Stock purchase warrants that is amortizing over the term of the note. Amortization of the discount on the note payable for the nine months ended September 30, 2006 was $205,182 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company amortized the $85,000 original issue discount over the term of the Notes. Amortization of the discount on the notes payable for the nine months ended September 30, 2006 was $85,000 and is included as interest expense in the accompanying condensed consolidated statements of operations. The Company paid $171,590 of financing costs on the notes payable which are being amortized over the term of the Notes which vary from 79 to 92 days. Amortization of the issue costs on the note payable for the nine months ended September 30, 2006 was $171,590 and is included as interest expense in the accompanying condensed consolidated statements of operations.

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

On May 5, 2006, the Company paid to the April 2006 Bridge Investors a total of $216,500 from the proceeds of the May 2006 Private Placement referred to in Note 5 (Private Placement) in satisfaction of the April 2006 Bridge Notes. As these investors elected to participate in the May 2006 Private Placement, $250,000 of the original principal amount of the April 2006 Bridge Notes was offset against the purchase price of the securities that these investors purchased in the May 2006 Private Placement.

The Company recorded a $93,639 discount on the notes payable based upon the relative fair values of the note and the Common Stock purchase warrants that is amortizing over the term of the note. Amortization of the discount on the note payable for the nine months ended September 30, 2006 was $93,639 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company amortized the $16,500 original issue discount over the term of the Notes. Amortization of the discount on the notes payable for the nine months ended September 30, 2006 was $16,500 and is included as interest expense in the accompanying condensed consolidated statements of operations. The Company paid $48,500 of issue costs on the notes payable which are being amortized over the term of the Notes. Amortization of the issue costs on the note payable for the nine months ended September 30, 2006 was $48,500 and is included as interest expense in the accompanying condensed consolidated statements of operations.

(iv) On April 19, 2006, the Company issued warrants to purchase up to an additional 150,000 shares of Common Stock, on terms and conditions identical to the January 2006 Bridge Loan Warrants, as consideration for the extension from April 21, 2006 to May 21, 2006 of the scheduled maturity date of the December 2005 and January 2006 Bridge Notes, with an aggregate principal amount of $1,610, 000. In addition the Company agreed to pay these same investors $30,000. In connection with the extension of the maturity date, the Company recorded a $73,509 discount to the face values of the bridge notes which was amortized over the extended term of the notes and is included in interest expense in the accompanying condensed consolidated statement of operations for the nine and three months ended September 30, 2006.

NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK

On July 20, 2006, the Company amended its certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 100 million shares.

During the nine months ended September 30, 2006:

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

The Company issued 875,000 shares of Common Stock with a total fair market value of $613,000 to four consultants.

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

The Company is obligated to pay liquidated damages to the holders of the Series A Preferred Stock as the registration statement relating to the resale of the Common Stock underlying such preferred stock was not updated to maintain effectiveness. The Company recorded accrued penalties of $294,534 as of September 30, 2006 for these liquidating damages. Following the filing of a post effective amendment, such registration statement became effective as of November 6, 2006.

The Company is obligated to pay liquidated damages to the holders of the Series B Preferred Stock as the registration statement relating to the resale of the Common Stock underlying such preferred stock was not updated to maintain effectiveness. The Company recorded accrued estimated penalties of $159,467 as of September 30, 2006 for these liquidating damages. (estimated through October 31, 2006 pursuant to View C of ETIF 05-4). Following the filing of a post effective amendment, such registration statement became effective as of November 6, 2006.

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

The Strategic Alliance Agreement provides that Motorola will pay to the Company $1.9 million for engineering costs associated with the development of the Gateway Products, of which as of September 30, 2006, approximately $900,000 has been received and the remainder of which is payable in installments on the achievement of certain agreed upon project milestones. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the Gateway Products and, in the event that it does so, the Company will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination. Upon successful completion of all necessary testing, the Gateway Products will be manufactured by the Company for exclusive sale to Motorola.

Under the Strategic Alliance Agreement, the Company has granted Motorola the exclusive right to resell the Company's PG1000 and the HG-V100 gateway products, and all derivative or substantially similar products (the "Exclusive Products") to certain specified leading telecommunications carriers and their affiliates (the "Exclusive Customers") for a period of 24 months from the effective date of the agreement as part of Motorola's portfolio of broadband wireline solutions. The exclusivity may be terminated by the Company unless, among other things, at least one of the Exclusive Customers shall have accepted one of the Exclusive Products for lab testing within one year of the effective date of the Strategic Alliance Agreement and signed a contract to purchase Exclusive Products (which is reasonably expected to result in revenue to the Company in a specified minimum amount) within 18 months of the effective date of the agreement; provided, however, that if these conditions are satisfied with respect to an Exclusive Customer, then Motorola's exclusivity period for such Exclusive Customer will be extended for an additional 24 months. At all times the Company retains the right to sell the Exclusive Products to customers other than the Exclusive Customers. In addition, the Company also granted Motorola the non-exclusive right to resell all of its other existing products worldwide.

The Company accounts for the strategic alliance with Motorola under SFAS No. 68 (Research and Development Arrangements). As such, amounts received from Motorola are netted against costs incurred by the Company. During the nine months ended September 30, 2006 the Company spent $1,035,307 net of amounts received from Motorola on development projects related to the strategic alliance.

NOTE 9 - PRODUCT ENHANCEMENT

The Company and Lucent Technologies, Inc. ("Lucent") are parties to a Development and Licensing Agreement effective as of January 2004. In April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add to the Company's QoStream product line additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of September 30, 2006, the Company has remitted the entire $868,000 to Lucent for this development work.

During May 2005, the Company and Lucent entered into a supplementary development agreement to add additional product features and developments to the Company's QoStream product line for agreed upon consideration of approximately $1,100,000. Under the agreement, payment is due upon delivery and acceptance of the deliverables by the Company. Certain of the deliverables received by the Company under such agreement have not been completed in accordance with design and development criteria specified in the agreement and the Company has not accepted delivery of these items. Accordingly, the Company has not recorded the expense and the related amount payable to Lucent concerning the non-accepted deliverables in the accompanying consolidated financial statements. As of September 30, 2006, $170,000 of internally developed software product costs was capitalized in connection with this supplementary agreement.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

INVESTOR RELATIONS AGREEMENTS

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

In June 2006, the Company entered into an agreement with a consultant to provide investor relations services to the Company. Under the agreement the Company is obligated to pay to the consultant $7,500 per month and has issued to such consultant 150,000 restricted shares of the Company's Common Stock under the Company's 2000 Incentive Plan. The Company recorded $106,500 of deferred compensation for the fair market value of the stock issued to the consultant of which $35,305 was recorded as stock based compensation expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006.

In July 2006, the Company entered into an agreement with a consultant to provide investor relations services to the Company. Under the agreement the Company paid to the consultant $500 and, in September 2006, the Company issued to such consultant, in connection with such agreement, 75,000 restricted shares of the Company's Common Stock under the Company's 2000 Incentive Plan. The Company recorded $46,500 of deferred compensation for the fair market value of the stock issued to the consultant of which $8,280 was recorded as stock based compensation expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006.

In August 2006, the Company entered into an agreement with a consultant to provide investor relations services to increase awareness of the Company and its products. In consideration of services provided, the Company paid to the consultant approximately $260,000 and, in September 2006, issued to the consultant 400,000 restricted shares of the Company's Common Stock under the Company's 2000 Incentive Plan. The Company recorded $240,000 of deferred compensation for the fair market value of the stock issued to the consultant of which $96,522 was recorded as stock based compensation expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2006.

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

DISPUTED PAYABLE

Stifel Nicolaus & Company ("Stifel"), the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, has made a demand on the Company for payment of $700,000 as fees for financial advisory services that it claims are due in connection with certain of the bridge loans referred to in Note 6. The Company believes that Stifel's position, which is based on Stifel's interpretation of a placement agency agreement entered into by the Company and the investment bank in September 2005 and terminated by the Company in December 2005, is without merit. It is the Company's intention to defend itself against any claim for payment asserted by Stifel vigorously. The Company also reserves the right to dispute the balance due on the initial retainer payable under the agreement as well as related out-of-pocket expenses claimed by Stifel, which together total approximately $96,000, which are recorded and included in accounts payable as of September 30, 2006 in the accompanying condensed consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

In October and November 2006, pursuant to the terms of a Bridge Loan Agreement, dated as of October 10, 2006 (the "Loan Agreement"), the Company obtained a short-term working capital loan (hereinafter, the "Loan"; together with any subsequent Loan, the "Loans") in the gross amount of $600,000. The Loan was made in response to the Company's offer (the "Offer") on October 11, 2006, to the purchasers of its Series A 7% Preferred Stock and its Series B 8% Preferred Stock to reinstate elements of the anti-dilution price protection that was originally included in the agreements (such protection, respectively, the "Price Protection Provisions") with the purchasers of these securities in consideration of new Loans that these investors make to the Company. By their terms, the relevant Price Protection Provisions expired in August 2005 with respect to the Series A Preferred Stock and in August 2006 with respect to the Series B Preferred Stock. Under the Company's offer, each investor who advanced a Loan to the Company (each, a "Qualified Investor") received the benefit of the relevant Price Protection Provisions with respect to THREE times the principal amount that is advanced to the Company by that Qualified Investor (hereinafter, the "Protected Amount") in connection with a Loan. Under the terms of the Offer, the Price Protection Provisions will be operative with respect to Series A Preferred Stock and/or Series B Preferred Stock, as well as the warrants issued in connection therewith, held by such Qualified Investor on the day on which the Loan is advanced to the Company from that closing date through August 31, 2007 (the "Current Protection Period"). The Company's Offer was made to obtain Loans for up to a maximum of $2 million in advances by Qualified Investors. An initial closing of $600,000 in gross proceeds occurred on October 23, 2006 (the "Initial Closing Date"). As of November 17, 2006, the Company obtained commitments for approximately an additional $500,000 in principal amount of loans. The Company anticipates shortly closing on these amounts, though no assurance can be provided that it will in fact so close on these amounts. Investors have until November 30, 2006 (subject to an additional 30 day extension) to advance loans pursuant to the offer. Purchasers of the Series A Preferred Stock and/or Series B Preferred Stock who did not make any Loans pursuant to the Offer will not have the benefit of the Price Protection Provisions during this period.

     Pursuant to the Loan Agreement, the Loan from each Qualified Investor is evidenced by the Company's promissory note (each, a "Note" and collectively, "Notes") in the principal amount equal to the amount advanced by such Qualified Investor multiplied by the Applicable Percentage. The "Applicable Percentage" is the percentage which is equal to (x) one hundred percent (100%), plus (y) (1) the percent equal to twenty-four percent (24%), multiplied by (2) the fraction, of which the numerator is the number of days from the closing date of the Loan for the relevant Qualified Investor until February 20, 2007 (the "Stated Maturity Date"), which is 120 days after the Initial Closing Date, and the denominator is 360. Each of the Notes, whether issued on the Initial Closing Date or on a subsequent closing date, is scheduled to mature on the date (the "Maturity Date") which is the earliest of (i) the Stated Maturity Date, (ii) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings after the Initial Closing Date (except for the proceeds of the Loans and certain limited exceptions specified in the Notes), gross proceeds to the Company of at least $2 million or (iii) the date on which a holder of a Note accelerates payment of the Note while there is an Event of Default existing under that Note. Prior to the Maturity Date, the Company may, at its option, prepay the Notes in whole or in part. If not paid at maturity, interest on the Notes will accrue at 14% per annum from the Maturity Date until the actual date of payment.

     Each of the respective Price Protection Provisions originally contained in the securities purchase agreements previously entered into by the Company and the purchasers of the Series A Preferred Stock and the Series B Preferred stock, respectively, provides that if the Company enters into a "Lower Price Transaction" (as defined in the relevant such purchase agreement) during a specific period specified in each such agreement, where the (i) lowest per share purchase price contemplated thereunder or the lowest conversion price which would be applicable under the terms of such transaction is below the then current conversion price and/or (ii) the lowest exercise price of any warrants issued thereunder is lower than the then current exercise prices of the warrants issued in connection with such Series A Preferred Stock or Series B Preferred Stock, as the case may be, then the terms of any unconverted share of the relevant Series A Preferred Stock or Series B Preferred Stock will be modified to adjust the relevant conversion price and/or the terms of any unexercised warrants issued in connection therewith shall be modified to adjust the relevant warrant exercise price, and/or the number of warrant shares may be increased depending on the terms of the Lower Price Transaction. The reinstatement of the Price Protective Provisions for the Protected Amount pursuant to the Company's Offer relate solely with respect to the occurrence of a Lower Price Transaction during the Current Protection Period and not to any other protective provision that may be included in such agreements.

     In connection with the placement of the Notes, the Company paid to a registered broker dealer which acted as placement agent a cash fee equal to 10% of the aggregate amount advanced to the Company on account of the Notes. The Company incurred additional closing related fees and expenses.

     (ii) On November 13, 2006, the Company obtained a $100,000 loan from Mr. Juan Mendez, the Chairman of its board of directors, for purpose of meeting its operating requirements. The loan was made pursuant to the Company's demand promissory note issued to Mr. Mendez in the principal amount of $100,000. Interest on the loan accrues at the rate of 24% per annum.

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

In April 2006, we entered into an agreement with Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc., pursuant to which Motorola will distribute under the Motorola brand a family of up to three IP Home Gateway products to be jointly developed by us and Motorola that are intended to provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. In October 2006, we successfully passed the IPTV Gateway System Verification Testing Acceptance Test, the second major engineering milestone test specified in the agreement with Motorola. This test is the culmination of our system integration testing and is designed to demonstrate the functionality and the stability of the hardware and software of the IPTV Gateway. Following the test, we delivered the IPTV Gateway to Motorola so that it can perform its final System Verification Testing, the success of which is necessary to the commencement of Alpha or Beta trials and commercial release. We received from Motorola initial purchase orders for gateway lab test units and Alpha test units in the aggregate purchase amount of approximately $200,000.

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

     We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments for speculative purposes nor do we use derivative financial instruments primarily for managing our exposure to changes in interest rates.

STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 123R, "Share-Based Payment" (FAS
123R) that amends FAS 123, and FAS No. 95, "Statement of Cash Flows" and supersedes Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations (APB 25). As of January 1, 2006, FAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. FAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of our equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which we issue equity instruments for services to non-employees. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005

     SALES AND COST OF GOODS SOLD. Revenues for the nine months and three months ended September 30, 2006 were $29,603 and $4,224, respectively. Revenues for the nine and three months ended September 30, 2005 were $5,548 and $300, respectively. We recorded unit sales from our QoStream product line for the first time during the three month period ended March 31, 2005. Cost of goods sold were $23,628 and $3,881 during the nine and three months ended September 30, 2006, respectively, and $6,078 and $232 during the corresponding periods in 2005.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties. Research and development expenses for the nine and three months ended September 30, 2006 were $3,904,069 and $1,485,052, respectively and $2,767,070 and $703,608 for the comparable periods in 2005. The increase in research and development expenses during the 2006 periods is primarily attributable to additional stock based compensation recorded in respect of stock options granted to employees and the implementation of SFAS 123R effective January 1, 2006 as well as increased development costs of our products, including development projects related to our strategic alliance with Motorola and amortization of software product costs that had reached general release stage.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution. Sales and marketing expenses for the nine and three months ended September 30, 2006 were $1,071,413 and $231,918, respectively, and $1,853,479 and $774,939 for the corresponding periods in 2005. The decrease is primarily attributable to a shift in personnel costs from marketing to research and development of our products.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting, investor relations and other services. General and administrative expenses for the nine and three months ended September 30, 2006 were $2,697,390 and $741,417, respectively, and $1,551,655 and $616,080 for the corresponding periods in 2005. The increase in general and administrative expenses during the 2006 periods is attributable to stock based compensation recorded for stock options granted to employees and non-employee directors and the implementation of SFAS 123R effective January 1, 2006 and, an increase in personnel costs and outside services.

LIQUIDITY AND CAPITAL RESOURCES

     Cash balances were $358,433 at September 30, 2006 and $333,787 at December 31, 2005.

     Net cash used during the nine months ended September 30, 2006 consisted of operating activities of approximately $6.6 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $1.0 million. Net cash used during the corresponding period in 2005 consisted of operating activities of approximately $6.1 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $1.3 million.

     Net cash provided by financing activities during the nine months ended September 30, 2006 was approximately $7.7 million compared to approximately $7.1 million in the corresponding period in 2005. Net cash provided by financing activities during the 2006 period was the result of proceeds from the issuance of (i) short-term notes in the aggregate principal amount of $2,581,500 offset by financing costs of $166,620 and original issue discount of $131,500 and (ii) the issuance of our two year 8% secured convertible debenture in May 2006 in connection with the private placement discussed below. Net cash provided by financing activities during the corresponding period in 2005 was the result of the exercise of stock warrants and proceeds from the placement in April and May 2006 of our Series B Preferred Stock.

     From our inception in August 1994, we have financed our operations through the sale of our securities. Set forth below is a summary of our recent financings.

     In October and November 2006, we entered into bridge loan agreements pursuant to which we borrowed the gross amount of $600,000 (prior to the payment of offering related fees and expenses). The funds were raised in response to an offer we made to the holders of the purchasers of the of the Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") and the Series A 7% Convertible Preferred Stock (the "Series A Preferred Stock") to reinstate for a specified period certain price protection provisions that were contained in the purchase agreements relating to these securities. Under the terms of our offer, we raised $600,000 from these investors. An initial loan in the gross amount of $600,000 was advanced on October 23, 2006 (the "Initial Closing Date") from institutional investors who purchased Series B Preferred Stock. As of November 17, 2006, we obtained commitments for approximately an additional $500,000 in principal amount of loans. We anticipate shortly closing on these amounts, though no assurance can be given that we will in fact so close. Investors have until November 30, 2006 (subject to an additional 30 day extension) to advance loans pursuant to the offer. The loans are evidenced by our promissory notes (each, a "Note" and collectively, "Notes") in the aggregate principal amount equal to the amount advanced by investors multiplied by the Applicable Percentage. The "Applicable Percentage" is the percentage which is equal to (x) one hundred percent (100%), plus (y) (1) the percent equal to twenty-four percent (24%), multiplied by (2) the fraction, of which the numerator is the number of days from the closing date of the Loan for the relevant investor until February 20, 2007 (the "Stated Maturity Date"), which is 120 days after the Initial Closing Date, and the denominator is 360. All loans, whether advanced on the Initial Closing Date or thereafter, are scheduled to mature on the date (the "Maturity Date") which is the earliest of (i) the Stated Maturity Date, (ii) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings (except for the proceeds of these loans and other limited exceptions specified in the promissory notes evidencing the loans), gross proceeds to us of at least $2 million (the "Subsequent Capital Financing or (iii) the date on which an investor accelerates payment on the note evidencing a loan while there is existing an Event of Default under that note.

     On November 13, 2006, we received a short-term working capital loan from the Chairman of our board of directors. The advance was made on a demand basis and accrues interest at the rate of 24% per annum.

     On May 5, 2006, we raised gross proceeds of $10 million from the private placement to certain institutional and individual investors of our two-year 8% Senior Secured Convertible Debentures (the "May 2006 Debentures"). At closing, we received net proceeds of approximately $5.2 million, after payment of offering related fees and expenses and after the repayment of bridge loans made between December 2005 and April 2006 in the aggregate amount of $ of $3,691,500 (inclusive of $30,000 in related fees). Certain of the investors in these bridge loans elected to participate in the Convertible Debenture transaction and, accordingly, approximately $850,000 in principal amount of bridge loans was offset against these investors' purchases of the Convertible Debentures. The investors in this private placement have a lien on all of our assets, including our intellectual property.

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

     Our liquidity improved during our second fiscal quarter because of a significant vendor agreement that we entered into during the nine months ended September 30, 2006. On April 5, 2006, we entered into a Strategic Alliance Agreement with Motorola pursuant to which we and Motorola will jointly develop a family of three IP Home gateways that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. The Agreement with Motorola provides, among other things, that Motorola will pay to us $1.9 million for engineering costs associated with the development of these products, of which amount we have received as of the filing of this report on Form 10-QSB approximately $900,000 with the remainder to be paid in installments upon the achievement of certain agreed upon project milestones. Following the satisfaction of the IPTV Gateway System Verification Testing Acceptance Test in October 2006 discussed above, the second major engineering milestone test specified in the agreement with Motorola, we are to receive $300,000 to defray engineering costs incurred by us. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the gateway products and, in the event that it does so, we will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination.

     We need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that are scheduled to mature in February 2007. We may not be successful in our efforts to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we begin to sell our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds as needed, we may need to curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations. These conditions raise substantial doubts as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. However, if the warrants issued to the purchasers of the Series B Preferred Stock, which have a per share exercise price $1.50, and the Series A Preferred Stock, which have exercise prices of $1.50 and $2.50, are exercised by these holders for cash in a net amount sufficient for our needs, we may be able to satisfy part or all of our immediate working capital requirements. No assurance can be provided, though, that these warrants will in fact be exercised in amounts sufficient for our needs. If these warrants are not so exercised, we will need to raise additional funds through public or private sales of equity securities or borrowings.

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

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on our business.

ITEM 2. CHANGE IN SECURITIES

     The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2006 without registration under the Securities Act.

     1. In July through September 2006, in consideration of services rendered or to be rendered, we issued from our 2000 Equity Incentive Plan (the "2000 Plan") to three consultants a total of 625,000 restricted shares of our Common Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on July 19, 2006. The following matters were voted on: (1) election of directors; (2) increase in the number of authorized shares of Common Stock; (3) amendment to the Company's 2000 Equity Incentive Plan; (4) amendment to the Company's 2002 Non-Employee Directors Stock Option Plan; and (5) ratification of the appointment of independent registered public accounting firm.

     The vote tally was as follows:

     (1) Each of the following individuals was elected to the board of directors to hold office until the 2007 annual meeting of stockholders, or until a successor is duly elected and qualified or the director's earlier death, resignation or removal.

                             FOR      WITHHELD
                         ----------   ---------
     Frank Galuppo       19,116,160   3,125,388
     Juan Mendez         19,089,160   3,152,388
     Richard Rosenblum   19,117,260   3,124,288
     Richard Butters     19,113,260   3,128,288
     Bob Martin          19,117,260   3,124,288

     (2) The proposal to ratify the amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 100 million shares was approved by the following vote:

          FOR       AGAINST    ABSTAIN   BROKER NON-VOTE
      ----------   ---------   -------   ---------------
      18,565,394   3,631,679    44,457          --

     (3) The proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 2000 Equity Incentive Plan to 10,000,000 shares was approved by the following vote:

          FOR       AGAINST    ABSTAIN   BROKER NON-VOTE
      ----------   ---------   -------   ---------------
       4,609,890   3,607,425    29,170      13,995,063

     (4) The proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 2002 Non Employee Directors Plan to 2,000,000 shares was approved by the following vote:

          FOR       AGAINST    ABSTAIN   BROKER NON-VOTE
      ----------   ---------   -------   ---------------
       4,675,453   3,547,612    23,420      13,995,063

     (5) The proposal to ratify the appointment of Marcum & Kliegman, PC as the Company's independent registered public accounting firm for the year ending December 31, 2006 was approved by the following vote:

          FOR       AGAINST    ABSTAIN   BROKER NON-VOTE
      ----------   ---------   -------   ---------------
      19,387,229   2,772,899    81,420          --

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

                                        AMEDIA NETWORKS, INC.


DATE: NOVEMBER 17, 2006                 BY /S/ FRANK GALUPPO
                                           -------------------------------------
                                           FRANK GALUPPO,
                                           CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)


DATE: NOVEMBER 17, 2006                 BY /S/ JAMES D. GARDNER
                                           -------------------------------------
                                           JAMES D. GARDNER,
                                           CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                           OFFICER)