Form 10KSB
period 2006-12-31
AMEDIA NETWORKS, INC.
filed 2007-05-18
CIK 933955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22055

                              AMEDIA NETWORKS, INC.
                 (Name of Small Business Issuer in its chapter)

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

The issuer's revenues for the year ended December 31, 2006: $32,723

As of May 16, 2007, there were 30,759,747 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $13.2 million based on the last reported sale price of $0.45 per share on May 16, 2007 as quoted on the OTC Bulletin Board.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                              AMEDIA NETWORKS, INC.

                         2006 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

  ITEM 1.    DESCRIPTION OF BUSINESS..........................................1

  ITEM 2.    DESCRIPTION OF PROPERTY..........................................23

  ITEM 3.    LEGAL PROCEEDINGS................................................24

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............24

              PART II

  ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........24

  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........24

  ITEM 7.    FINANCIAL STATEMENTS.............................................29

  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................29

  ITEM 8A.   CONTROLS AND PROCEDURES..........................................29

  ITEM 8B.   OTHER INFORMATION................................................30

             PART III

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................30

  ITEM 10.   EXECUTIVE COMPENSATION...........................................32

  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             AND RELATED STOCKHOLDER MATTERS..................................34

  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................36

  ITEM 13.   EXHIBITS.........................................................36

  ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES.............................39

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

We need to raise additional working capital on an immediate basis in order to continue our operations. As of January 2007, we have substantially reduced our personnel and have been required to delay payments to vendors and defer salaries for management. If we are unable to raise working capital we may be forced to cease operations entirely. See "Risk Factors".

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

Recently, the economics associated with optical transport have improved to a point sufficient to enable their increased use in access networks. Telephony carriers are finding it increasingly advantageous to either transport signals to a node in the access plant over fiber (to obtain the benefits discussed above) and then use copper wires to finally reach the home or small office, or to use fiber all the way to the premises. In the case of newly constructed residential or business structures, most carriers find that they can economically justify deploying fiber all the way to the premises. However, for existing buildings, the expense for carriers becomes far more pronounced in the final segment - the so-called "last mile" where digging up the flower beds and cement pavements of existing homes can become very costly. But this is also beginning to change. Fiber-based systems are continuing to decline in price, and the advantages that they offer in both reduced operating expenses and new revenue opportunities is significant. In the next few years, most carriers that have not yet done so will seriously consider or actually adopt one of these two different last mile (sometimes called "deep fiber") strategies.

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

FTTN networks can be positioned as an interim deployment, ultimately leading to FTTP as the fiber lengths grow and the node progresses closer and closer to the subscriber - evolving into a FTTC implementation, and finally, to a direct fiber connection to the subscriber. FTTN access networks are less expensive to deploy than FTTP networks, and can offer a similar set of services for many subscribers. However, it is generally agreed that FTTN networks will not offer the same efficiencies with respect to operating expenses as FTTP networks. In addition, FTTN networks may not provide sufficient bandwidth for all services that could be offered to subscribers, and may not be able to reach some subscribers with the same services that are offered to other subscribers residing in closer proximity to the Node. Nevertheless, two of the three largest domestic telephone carriers, AT&T Corporation (formerly SBC Communications and BellSouth Corporation), and Qwest Communications have all announced their intention to implement services based on variations of FTTN.

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

Ongoing development of these QOSTREAM (TM) products, which include changes required for these products to remain competitive in the marketplace such as cost reduction design changes, additions of PON WAN interfaces and feature additions, have been suspended until such time as the Company can raise the appropriate amounts of capital to pursue these activities. The Company believes there continues to be a market, particularly in the PON market, for these products.

Our other product family consists of stand-alone products that are intended to interface with equipment from other vendors rather than other QoStream devices. These products are administered from an external network management system, are fully standards-compliant, and are designed to be more self-contained. In addition, the Company is developing a new Broadband Entertainment Center platform that will combine the collective functionality of a broadband gateway, as well as multiple home entertainment and networking equipment, with a software operating system and built-in storage - all in a single, compact solution. The platform is designed to enable telecommunications carriers to increase revenue opportunities and better manage triple-play services, while also offering more convenience, quality assurance, and other value-added benefits to subscribers. This platform will operate in conjunction with the Company's HG product family.

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

HG-G1000: GPON (Gigabit Passive Optical Network) gateway. The HG-G1000 is being designed to provide the integrated functionality of an in-home Broadband Home Router (BHR) and an outdoor Optical Network Terminal (ONT). Simply put, telecommunications companies can offer the HG-G1000 as a single, "in-home" gateway appliance for subscribers - with no required outdoor, hardened optical or electrical components. This significantly minimizes installation costs, relative to the dual equipment (ONT plus BHR) solution, by eliminating outdoor installation and media required to interconnect two products, while also providing means to utilize existing home television and telephone wiring within the connected home.

BROADBAND ENTERTAINMENT CENTER: The Broadband Entertainment Center is designed to replace the computer as the media hub and central point of networking within the connected home. It allows users to store, organize, and search all types of multimedia content -- from movies, to home videos, to music, to games -- within a personal media library storage device connected to their residential gateway, and then play that content on virtually any television, monitor, or networked device.

In addition to offering a home media portal, the Broadband Entertainment Center also streamlines home networks, combining the collective functionality of a modem, router, wireless access point, VoIP adapter, and more within a lone, compact device. More unique features include wireless HDTV transmission via ultra wideband (UWB) to various home entertainment and media devices throughout the home, as well as a Quality-of-Service (QoS) console, allowing subscribers to prioritize their entertainment and communications services to avoid disruption of quality or speed.

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

MOTOROLA STRATEGIC ALLIANCE AGREEMENT

On April 5, 2006, we entered into a Strategic Alliance Agreement with Motorola, a subsidiary of Motorola, Inc., pursuant to which we and Motorola will jointly develop a family of three IP Home gateways (the "Gateway Products") that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. Under the Strategic Alliance Agreement, we have also granted Motorola certain rights with respect to the resale of our products as described below.

The Strategic Alliance Agreement provides that Motorola will pay to us $1.9 million for engineering costs associated with the development of the Gateway Products, of which as of April 12, 2007 approximately $1.56 million has been received and the remainder of which is payable in installments on the achievement of certain agreed upon project milestones. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the Gateway Products and, in the event that it does so, we will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination. Upon successful completion of all necessary testing, the Gateway Products will be manufactured by us for exclusive sale to Motorola. In addition, we have to date received from Motorola purchase orders for gateway lab test units, Alpha and Beta test units and prototypes in the aggregate purchase amount of approximately $475,000. These purchase orders are independent of and unrelated to the payments referred to above to which we are entitled upon the achievement of specified milestones.

Under the Strategic Alliance Agreement, we have granted Motorola the exclusive right to resell the Company's PG1000 and the HG-V100 gateway products, and all derivative or substantially similar products (the "Exclusive Products") to certain specified leading telecommunications carriers and their affiliates (the "Exclusive Customers") for a period of 24 months from the effective date of the agreement as part of Motorola's portfolio of broadband wireline solutions. The exclusivity may be terminated by us unless, among other things, at least one of the Exclusive Customers shall have accepted one of the Exclusive Products for lab testing within one year of the effective date of the Strategic Alliance Agreement and signed a contract to purchase Exclusive Products (which is reasonably expected to result in revenue to us in a specified minimum amount) within 18 months of the effective date of the agreement; provided, however, that if these conditions are satisfied with respect to an Exclusive Customer, then Motorola's exclusivity period for such Exclusive Customer will be extended for an additional 24 months. At all times we retain the right to sell the Exclusive Products to customers other than the Exclusive Customers. In addition, we also granted Motorola the non-exclusive right to resell all of our other existing products worldwide.

The Strategic Alliance Agreement also provides that we will not, during the term of the agreement and for a period of two years thereafter, directly or indirectly sell to or solicit or accept any order for any of its products from any customer to which Motorola has resold one of our products during the term of the agreement. These provisions will not apply to customers to whom we made sales of products in the twelve months preceding the effective date of the Strategic Alliance Agreement or in the event of termination of the agreement by us for cause or by Motorola for convenience. Notwithstanding the foregoing, if Motorola sources, manufactures or resells a gateway which has substantially the same functionality as our PG1000 or HG-V100 products, the exclusivity and the non-solicitation provisions contained in the Strategic Alliance Agreement shall immediately terminate. We have also agreed that the prices for our products that we charge Motorola will be no higher than the prices that we charge any other reseller, customer or entity.

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

In November 2006, Motorola announced that it is acquiring Netopia, Inc. for approximately $208 million. The transaction is expected to close in the first half of 2007. Netopia, a public company whose shares are listed on the Nasdaq market, sells routers and modems used to provide broadband services over digital subscriber lines, or DSL, to leading telephone companies, including AT&T, Verizon Communications and Swisscom, and is one of our competitors. We cannot assess what effect, if any, the transaction with Netopia will have on our business or on our relationship with Motorola.

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

Our strategy discussed above is premised on our raising working capital on an immediate basis. Since January, 2007, we have reduced operations substantially, delayed payment to vendors and deferred salaries to management. Unless we raise working capital on an immediate basis, we may be forced to cease operations entirely.

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

Under the Development and Licensing Agreement, Lucent is entitled to 1.5% of revenue sources from our Gateway and Switch products that include Lucent owned technologies, provided that no royalties accrue or become payable until July 10, 2008.

Subject to timely payment of all amounts due under the Development and Licensing Agreement (including the royalties and revenue fees), the licenses granted us under the Development and Licensing Agreement continue in perpetuity notwithstanding any termination of that agreement.

MARKETING PLAN

Our business plan calls for the leadership team to engage in executive level selling with the top-tier global customers.

Market communications programs were implemented in 2006 to support the Company's brand and value including our participation in key domestic trade shows and expositions, print advertisements, and web-based initiatives. Thought leadership programs included webinars, speaking engagements at several leading conferences, and engagements with industry analysts.

Co-marketing programs have been instituted with several other equipment vendors with whom we interoperate. For example, Amino and T-Zero have both represented our products at trade shows, and we have reciprocated.

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

Our direct marketing activities have been severely curtailed pending the raise of working capital. Except for our agreement with Motorola, any additional marketing activities are premised on our raising additional operating capital. Since January 2007, we have reduced operations substantially, delayed payment to vendors and deferred salaries to management. Unless we raise working capital on an immediate basis, we may be forced to case operations entirely.

RESEARCH AND DEVELOPMENT

The market in which we compete is characterized by the rapid introduction of new technology which in turn has precipitated rapidly changing customer interests. As such, we have built a highly responsive technical and research and development group which, as of May 14, 2007, numbers 16 employees. These teams perform hardware and software engineering, systems architecture design, quality assurance, and systems testing.

However, our current and future research and development efforts are subject to our raising funds needed to meet our liquidity needs and realize our business plans. Since January 2007, we have reduced operations substantially, delayed payment to vendors and deferred salaries to management. Unless we secure working capital on an immediate basis, we may be forced to cease operations entirely.

COMPLIANCE WITH REGULATORY AND INDUSTRY STANDARDS

The market for Ultra-broadband access solutions and technologies is characterized by a significant number of laws, regulations, and standards, both domestic and international, some of which are evolving as new technologies are deployed. As our intent is to insure that all of our products are standards based, we seek to and for the most part do conform with all industry wide standardization organizations, which include the DSL Forum, the Institute of Electrical and Electronics Engineers (IEEE,) the American National Standards Institute (ANSI), Telcordia, and the European Telecommunications Standards Institute (ETSI). In addition, our products must meet product safety and electromagnetic compatibility requirements specified by several regulatory agencies, including the Federal Communications Commission (FCC), the Underwriters Laboratories (UL) safety standards, and the European Union Directive (Community CE mark). Any additional compliance testing, as required by new customers, will take place in a timely fashion.

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

The competition associated with FTTN products includes companies that offer an IP-DSLAM with VDSL2 such as Siemens and Alcatel, those with VDSL such as ECI Telecom, and others who have not yet introduced a VDSL or VDSL2 capability such as Adtran, Huawei, and Zhone. This market continues to evolve, and we anticipate that additional entrants - particularly those currently offering DSLAM products-will emerge.

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

EMPLOYEES

As of May 8, 2007, 2007, we employed on a full time basis 16 employees. Of these employees, 11 are engaged solely in research and development functions, one employee is engaged in sales and marketing, two in manufacturing support and two have primarily administrative functions.

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

SHORT TERM WORKING CAPITAL LOANS FROM HOLDERS OF OUR PREFERRED STOCK

On October 23, 2006 (the "Initial Closing Date"), pursuant to the terms of a Bridge Loan Agreement, dated as of October 10, 2006 (the "Loan Agreement"), we obtained a short-term working capital loan (hereinafter, the "Loan"; together with any subsequent Loan, the "Loans") in the gross amount of $600,000. Thereafter, in November and December 2006 we obtained additional Loans in the amount of approximately $845,000 from other investors (before the payment of fees and related expenses), for aggregate gross bridge loan proceeds of approximately $1.45 million. The Loans were made in response to an offer (the "Offer") that we made to the purchasers of the Series B Preferred Stock and the Series A Preferred Stock to reinstate elements of the anti-dilution price protection that was originally included in the agreements (such protection, respectively, the "Price Protection Provisions") with the purchasers of these securities in consideration of new Loans that these investors make to us. By their terms, the relevant Price Protection Provisions expired in August 2005 with respect to the Series A Preferred Stock and in August 2006 with respect to the Series B Preferred Stock. Under our Offer, each investor who advanced a Loan to us will have the benefit of the relevant Price Protection Provisions with respect to three times the amount that was advanced to us by that investor (hereinafter, the "Protected Amount") in connection with a Loan. Under the terms of the Offer, the Price Protection Provisions will be operative with respect to Series B Preferred Stock and/or the Series A Preferred Stock, as well as the warrants issued in connection therewith (the "Series A Warrants" or the "Series B Warrants", as the case may be), held by such investor on the day on which the Loan is advanced to us from that closing date through August 31, 2007 (the "Current Protection Period"). The Offer expired on December 31, 2006.

Pursuant to the Loan Agreement, the Loan from each investor is evidenced by our promissory note (each, a "Note" and collectively, "Notes") in the principal amount equal to the amount advanced by such investor multiplied by the Applicable Percentage. The "Applicable Percentage" is the percentage which is equal to (x) one hundred percent (100%), plus (y) (1) the percent equal to twenty-four percent (24%), multiplied by (2) the fraction, of which the numerator is the number of days from the closing date of the Loan for the relevant investor until February 20, 2007 (the "Stated Maturity Date"), which is 120 days after the Initial Closing Date, and the denominator is 360. Each of the Notes, whether issued on the Initial Closing Date or on a subsequent closing date, was scheduled to mature on the date (the "Maturity Date") which is the earliest of (i) the Stated Maturity Date, (ii) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings after the Initial Closing Date (except for the proceeds of the Loans and other limited exceptions specified in the Notes), gross proceeds to us of at least $2 million (the "Subsequent Capital Financing") or (iii) the date on which a holder of a Note accelerates payment of the Note while there is an Event of Default existing under that Note. In February 2007, at our request, holders of approximately $1.463 million in principal amount of the Notes agreed to extend the maturity date of such notes until March 22, 2007 in consideration of our payment of a portion of the principal of their respective Notes, and our agreement that the interest on the unpaid balance of the outstanding principal amount of these loans will accrue interest at a rate of 24% per annum. One of the holders of the Notes did not agree to the extension and accordingly its note in the principal amount of $71,020 was paid in full. Payments were made from the proceeds of short-term loans that were advanced to the Company on February 27, 2007 discussed below. We have not been able to make the required payments on March 22, 2007 and, accordingly, we are in default under these agreements. We and these lenders are in discussions regarding an extension of the payment period and/or a restructuring of the amounts owed. No assurance can be provided that we can reach a mutually acceptable resolution.

Under the terms of the Notes, the holder may declare a Note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the Note when due, (ii) material breach of any of the representations or warranties made in the Loan Agreement, the Note or the other transaction documents, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice,
(iv) our admission in writing as to our inability to pay our debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for our dissolution, or apply for or consent to the appointment of a trustee, liquidator or receiver for our or for a substantial part of our property or business, (v) our insolvency or liquidation or a bankruptcy event,
(vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days, provided that, except for an event of default relating to the payment of principal and interest, the holders of 66.67% of the principal amount of the Loan can waive the defaults.

In connection with the placement of the Notes, we paid to a registered broker dealer which acted as placement agent (the "Placement Agent") a cash fee equal to 10% of the aggregate amount advanced to us on account of the Notes. The Placement Agent also acted as placement agent in the May 2006 private placement of the Company's Senior Secured 8% Convertible Debentures as well as the placement in April-May 2005 of the Series B Shares.

ADDITIONAL SHORT TERM FUNDING

(i) In January 2007, we received a short-term loan in the aggregate gross amount of $356,000 from one of our institutional stockholder/investors (the "January 2007 Short-Term Loan"). The January 2007 Short-Term Loan is evidenced by our promissory note in the principal amount of $384,000 (the "January 2007 Note") and becomes due and payable on the earliest to occur of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to us of at least $2 million or (ii) May 19, 2007.

Under the terms of the January 2007 Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the January 2007 Note when due, (ii) material breach of any of the representations or warranties made in such note, (iii) failure to observe any undertaking contained in such note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) our admission in writing as to our inability to pay our debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for our dissolution, or apply for or consent to the appointment of a trustee, liquidator or receiver for our or for a substantial part of our property or business, (v) our insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days.

(ii) On January 31, 2007, the Company obtained an additional short-term working capital loan in the gross amount of $200,000 from an institutional investor. The loan is evidenced by the Company's promissory note in the principal amount of $216,000 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default:
(i) failure to pay principal or any other amount due under the Note when due,
(ii) material breach of any of the representations or warranties made in the Note, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) the Company's admits in writing as to its inability to pay its debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for our or for a substantial part of its property or business, (v) the Company's insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days.

(iii) On February 27, 2007, we obtained an additional short-term working capital loan in the gross amount of $500,000 from an institutional stockholder and a previous investor. The loan is evidenced by our promissory note in the principal amount of $531,000 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the Note when due, (ii) material breach of any of the representations or warranties made in the Note, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice,
(iv) the Company's admits in writing as to its inability to pay its debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for our or for a substantial part of its property or business, (v) the Company's insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days.

MAY 2006 PRIVATE PLACEMENT

As discussed in further detail in Item 6, in May 2006 we raised gross proceeds of $10 million from the private placement to accredited institutional and individual investors (the "Investors") of our two-year 8% Senior Secured Convertible Debentures (the "Debentures"). The Debentures mature on April 30, 2008 and are convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $0.75 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the Debentures accrues at the rate of 8% per annum, payable upon conversion or semi-annually (June 30 and December 31 of each year, with the first scheduled payment date having been December 31, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either
(i) in cash, or (2) in shares of Common Stock at a rate equal to 90% of the volume weighted average price of the Common Stock for the five trading days ending on the trading day immediately preceding the relevant interest payment date; provided that interest payments may be made in shares of Common Stock only if on the relevant interest payment date the Registration Statement (as defined below) is then effective.

To secure our obligations under the Debentures, we granted a security interest in substantially all of our assets, including without limitation, our intellectual property, in favor of the holders of the Debentures. The security interest terminates upon the earlier of (i) the date on which less than one-fourth of the original principal amount of the Debentures originally issued at closing are outstanding or (ii) payment or satisfaction of our obligations in respect of these advances.

We undertook to file, within 75 days after the closing, a registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and to use reasonable best efforts to cause the Registration Statement to be declared effective within 120 days of the closing. The Registration Statement was filed on January 26, 2007. Under the agreements with the holders of the Debentures, the Company is obligated to pay liquidated damages to the holders of the Debentures because the Registration Statement was not filed within the time frame provided therein and the registration statement was not declared effective within 120 days of the Closing Date Accordingly, the Company recorded accrued estimated penalties of approximately $1,700,000 at December 31, 2006.

At our request, in January 2007 the holders of a majority-in-interest of the principal amount of the Debentures agreed to defer to March 31, 2007 the payment of liquidated damages payable to them in connection with the late filing/effectiveness of the Registration Statement, whereupon any liquidated damages due as of such date would then become payable in accordance with the agreements with the investors. Under the terms of the agreements with the holders of the Debentures, the consent obtained from such majority-in-interest is binding on all holders of the Debentures. In addition, the holders of $9,100,000 in principal amount of the Debentures agreed to defer to March 31, 2007 the payment of interest then accrued.

We have not made payments of interest in the amount of $725,479 and liquidated damages (payable in connection with the late filing/effectiveness of the Registration Statement) in the approximate amount of $1.7 million due as of March 31, 2007. The delivery of notice to us by any one of these holders demanding immediate payment will trigger an Event of Default under the agreements with the Debenture holders and entitle these holders to foreclose on our property. We and the holders of the Debentures are currently in discussion in an attempt to reach an agreement restructuring the amounts owed, addressing such issues as the further deferral of the payment of interest and liquidated damages, the cessation of liquidated damages, the facilitation of additional financing and the subordination of the Debenture holders security interest to the providers of new funds. We are also in discussions with third parties in connection with the immediate advance of a short-term loan. At the present time we have no funding commitments for any such funding (which will be subject to the consent of the Debenture holders) and no assurance can be given that any will be forthcoming on commercially acceptable terms (or at all) and/or that we will be able to reach a mutually acceptable agreement with the Debenture holders. In May 2007, we withdrew the Registration Statement that we originally filed in January 2007 covering the resale of common stock underlying the securities held by the Debenture holders.

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

                          RISKS CONCERNING OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE FORTHE FORESEEABLE FUTURE.

Since inception, we have incurred significant net losses. We incurred net losses applicable to common stockholders of $20,791,588 and $12,941,282 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $78,958,908. We expect to continue to incur net losses for the foreseeable future as we continue to develop our products and semiconductor technology. We have been funding our operations through the sale of our securities and expect to continue doing so for the foreseeable future. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Risk Factors" section. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to increase expense levels on research and development, continuing product design and enhancements, manufacturing, marketing, sales and administration as we begin to aggressively market our products. These expenditures will necessarily precede the realization of substantial revenues from the sale of our QoStream(TM) products or any future product.

OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY IN THE FUTURE.

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due. Since October 2006, we have been financing our business primarily through the proceeds of short-term working capital loans advanced to us by certain of our previous investors. See " BUSINESS-RECENT DEVELOPMENTS". Between October 23, 2006 and December 28, 2006, we raised approximately $1.45 million from such advances; we issued promissory notes with a face amount of approximately $1.535 million, which amounts raised were due and payable by no later than February 20, 2007. We obtained from all but one investor an extension of the amounts due under these loans to March 22, 2007 and, due to insufficient funds on hand, we have not made payment on these loans and a loan in the approximate amount of $1,407,699 is currently in default. In addition, Between January and April , 2007, we received a short-term loans in the aggregate gross amount of $856,000 from certain of our institutional stockholder/investors. The loan is evidenced by our promissory note in the principal amount of $915,480 and becomes due no later than May 31, 2007. Additionally, we have not made payments in the approximate amount of $2.4 million that were due on March 31, 2007.

We need to raise additional working capital on an immediate basis in order to meet our operating requirements and satisfy our business plans as well as repay these short-term working capital loans. We will most likely have to obtain such capital from additional sales of our equity, convertible equity and/or debt securities. At the present time, we have no commitments for any additional financing, and there can be no assurance that additional capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. In connection with the convertible debenture financing that we concluded in May 2006, we granted to the holders of these debentures a security interest in all of our assets in order to secure our obligation to them. Under the terms of the agreements with these holders, without their consent we may not grant any additional security interest until our obligations incurred in connection with such convertible debenture financing are paid out.

In addition, in April 2007, we received a notice from our landlord purporting to terminate the leases for non-payment. We are currently negotiating amendments to the leases, which would allow us to retain a portion of the premises that we currently lease and vacate the remaining portion of the premises while receiving a reduction in our rental obligations. Of course, there can be no assurance that we will be successful in reaching agreement with the landlord regarding such amendments. The loss of our office lease for the premises that we currently occupy would materially adversely affect our ability to continue our operations.

Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business or contain rights, preferences and privileges senior to our Common Stock.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on commercially reasonable terms, or at all.

If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell out assets or shut down the company and cease operations.

These conditions raise substantial doubt as to our ability to continue as a going concern and may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

A DEFAULT BY US UNDER OUR 8% SENIOR SECURED CONVERTIBLE DEBENTURES ISSUED IN MAY 2006 WOULD ENABLE THE DEBENTURE HOLDERS TO TAKE CONTROL OF ALL OF OUR ASSETS.

In May 2006, we issued $10,000,000 in aggregate principal amount of our 8% Senior Secured Convertible Debentures. The debentures are scheduled to mature on April 30, 2008. To secure our obligations under the debentures, we granted the holders a security interest in substantially all of our assets, including, without limitation, our intellectual property. The security interest terminates upon the earlier of (i) the date on which less than $2.5 million in principal amount of the Convertible Debentures is outstanding or (ii) payment or satisfaction of all of our obligations under the Convertible Debentures and the related agreements entered into with the holders thereof. The occurrence of an Event of Default by us under the terms of the Convertible Debentures would enable the holders to foreclose on our assets. Any foreclosure would force us to substantially curtail or cease our operations.

We owed to the holders of these debentures as of March 31, 2007 approximately $1.7 million in liquidated damages in respect of the delay in the filing and effectiveness of the Registration Statement beyond the time frame specified in the agreements with such holders as well as $725,479 in interest owed and accruing. We are currently in discussions with the holders of the Debentures in an attempt to reach an agreement restructuring the loans, addressing such issues as the further deferral of the payment of interest and liquidated damages, the cessation of liquidated damages, the facilitation of additional financing and the subordination of the Debenture holders security interest to the providers of new funds. If any one of the Debenture holders were to deliver to us notice demanding payment of amounts due, then there would be an Event of Default under the agreements with the holders of these debentures, enabling them to foreclose. This condition raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

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

WE MAY BE DEPENDENT ON MOTOROLA IN DEALING WITH MOST OF THE LARGEST TELECOMMUNICATION CARRIERS IN THE UNITED STATES AND CANADA.

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

Under the terms of the agreement, Motorola is responsible for promoting and marketing our PG 1000 and HG-V100 products to the specified telecommunications carriers. Motorola has the discretion to determine the staffing and resources it allocates to resell our products to the carriers. In addition, under the agreement, Motorola is entitled to terminate at its convenience the IPTV Gateway development program before the completion of its development. If Motorola elects to so terminate the development program, the referred to exclusive distribution rights for our other products continue in full force and effect, subject to the terms of the agreement. We entered into the agreement with Motorola because we believed that the rapid penetration of our products to telecommunications carriers to be important to our success. If for any reason Motorola cannot successfully market our products, our business may be materially adversely affected. In addition, our condition could be adversely affected by changes in the financial condition of Motorola or by any changes to Motorola's business.

In November 2006, Motorola announced that it is acquiring Netopia, Inc. for approximately $200 million. The transaction is expected to close in the first half of 2007. Netopia, a public company whose shares are listed on the Nasdaq market, sells routers and modems used to provide broadband services over digital subscriber lines, or DSL, to leading telephone companies, including AT&T, Verizon Communications and Swisscom, and is one of our competitors. We cannot assess what effect, if any, the transaction with Netopia will have on our business or on our relationship with Motorola.

IF OUR THIRD-PARTY COLLABORATORS DO NOT EFFECTIVELY MARKET AND SERVICE OUR PRODUCTS, WE MAY NOT GENERATE SIGNIFICANT REVENUES OR PROFITS FROM SALES OF OUR PRODUCTS.

We utilize third parties, such as system vendors, consultants, value added resellers and system integrators, to sell and/or assist us in selling our products. To date, we have signed agreements with several of these third-party collaborators. We believe that the establishment of a network of third-parties with extensive and specific knowledge of the various applications critical in the industrial market is important for us to succeed in that market. For the foreseeable future, we may sell fewer products if we cannot attract and retain third-party collaborators to sell and service our products effectively and to provide timely and cost-effective customer support. An increasing number of companies compete for access to the types of partners we use. We cannot assure you that our partners will successfully sell or assist us in selling our products or provide us with adequate customer support. If these relationships are terminated or otherwise disrupted our operating performance and financial results may be adversely affected.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IN THE HIGHLY COMPETITIVE AND RAPIDLY EVOLVING BROADBAND COMMUNICATIONS MARKET.

The market for fiber optic subsystems and modules is highly competitive and we expect competition to intensify in the future. Competition falls into several categories. The companies that offer a solution similar to the one utilized in our QoStream products include World Wide Packets and Allied Telesyn, as well as Netopia Inc. (a public company which is in the process of being acquired by Motorola). Other competitors, including Alcatel, Salira, Optical Solutions, Motorola, UT Starcom and Wave 7 Optics, are positioning solutions employing a different technological approach. We will also face indirect competition from public and private companies providing products that address the same fiber optic network problems that our QoStream products are designed to address. The development of copper based alternative solutions to fiber optic transmission by competitors, particularly systems companies that also manufacture modules, could significantly limit our prospects and harm our competitive position. There is also a possibility that certain wireless technologies could provide some measure of competition.

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

Additionally, under our Development and Licensing Agreement with Lucent, we have a non-exclusive, worldwide and perpetual license to develop and market FTTP products utilizing Lucent technologies and solutions. Lucent has agreed, through January 2014, not to use technologies specifically developed under the Development and Licensing Agreement and subsequent supplemental agreements for the purpose of developing or selling any products that may directly compete with our products. Lucent is not restricted from using pre-existing Lucent technologies or information contained in these products. We can provide no assurance that Lucent will not in fact design, develop and market technologies or products that serve the same functionality as our QoStream products. We cannot predict the ease with which Lucent would be able to develop and market products substantially similar in function or design to our product line. Additionally, if for whatever reason Lucent elects to terminate the Development and Licensing Agreement, then no assurance can be provided that it will be bound by this no-compete provision. If Lucent were to successfully develop and market such similar products, then our prospects and proposed business would be materially adversely affected.

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

LEGAL AND REGULATORY DEVELOPMENTS COULD HAVE ADVERSE CONSEQUENCES FOR OUR BUSINESS.

The jurisdiction of the Federal Communications Commission (FCC) extends to the entire communications industry in the United States, including potential customers for products utilizing our solutions. Future FCC regulations affecting the broadband access industry may harm our business. For example, FCC regulatory policies affecting the availability of data and Internet services may impede the penetration of our prospective product line into certain markets or affect the prices that may be charged in such markets. In addition, international regulatory bodies are beginning to adopt standards and regulations for the broadband access industry. These domestic and foreign standards, laws and regulations address various aspects of Internet, telephony and broadband use, including issues relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation, consumer protection, security of data, access by law enforcement, tariffs, as well as intellectual property ownership, obscenity and libel. Changes in laws, standards and/or regulations, or judgments in favor of plaintiffs in lawsuits against service providers, e-commerce and other Internet companies, could adversely affect the development of e-commerce and other uses of the Internet. This, in turn, could directly or indirectly materially adversely impact the broadband telecommunications industry in which our customers operate. To the extent our customers are adversely affected by laws or regulations egarding their business, products or service offerings, this could result in a material and adverse effect on our business, financial condition and results of operations.

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

During the fourth quarter of fiscal year 2006, we recorded an impairment charge in the amount of $880,021 to certain intangible assets that we carry on our books as capitalized software and recorded a write-down of inventory in the amount of $898,808. The impairment and inventory write-down are primarily attributable to the lack of market acceptance of our products in their existing format as of December 31, 2006. We did not determine a similar impairment charge for the year ended December 31, 2005. There can be no assurance that future impairment tests of the intangible assets or write-down of inventory will not result in an additional charge to operations.

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

THERE MAY BE SIGNIFICANT LIMITATIONS TO THE UTILIZATION OF NET OPERATING LOSSES TO OFFSET FUTURE TAXABLE INCOME.

We estimate that we have a net operating loss carry-forward (NOL) of approximately $46 million, which will be available to offset future U.S. taxable income subject to limitations under Section 382 of the Internal Revenue Code pertaining to changes in stock ownership. TTR Ltd., the Company's wholly owned Israeli subsidiary, has a net operating loss carry-forward of approximately $6 million available to offset future taxable income in Israel. No assurance can be provided that under prevailing law all, or even any part, of the NOL will be available to offset future income.

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

                     RISKS CONCERNING OUR CAPITAL STRUCTURE

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 31, 2007, we had 100 million authorized shares of Common Stock, of which 30,259,747 shares of our Common Stock were issued and outstanding as of such date. An additional 64,595,891 shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities. In addition, we have outstanding warrants to purchase approximately an additional 4,566,667 million shares of our Common Stock which are held by holders of the Convertible Debentures. The holders of these warrants have waived the share reservation requirements relating thereto until our next annual meeting, as more fully discussed under, resulting in approximately 5.1M shares available for issuance. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

Furthermore, we currently have concurrent offerings of shares of our Common Stock that will have a dilutive effect on any purchaser of shares under this Prospectus.

In October 2006, we filed a post- effective amendment to a registration statement on Form SB-2 (File Number 333-126351) covering sales by selling stockholders of approximately 12.8 million shares issued or issuable upon conversion of our Series B 8% Convertible Preferred Stock ("Series B Preferred Stock"). This registration statement was declared effective on November 6, 2006. As of March 31, 2007, there were 10,558,397 shares of our Common Stock reserved for issuance upon (i) the conversion of our outstanding Series B Preferred Stock and in payment of dividends thereon, (ii) upon exercise of warrants (the "Series B Warrants") issued in connection with our Series B Preferred Stock and (iii) upon exercise of warrants issued to certain persons as compensation in connection with the placement of the Series B Preferred Stock. On May 5, 2006, we completed a private placement of $10.0 million in aggregate principal amount of our two year 8% Senior Secured Convertible Debentures. This private placement resulted in the reduction to $0.75 per share of the conversion price of the Series B Preferred Stock (from a conversion price of $1.01 per share immediately prior to the reset) that had not been converted as of such date. A significant part of the additional shares of Common Stock issuable as a result of the reduction in the conversion price of the Series B Preferred Stock are not included in the Series B Registration Statement. We intend to file in the near future a new registration statement relating to the resale of approximately 2.1 million additional shares of our Common Stock issuable as a result of the reduction in the conversion price of the Series B Preferred Stock.

In October 2006, we also filed a post-effective amendment to a registration statement on Form SB-2 (File Number 333-1207711) covering sales by selling stockholders of approximately 12.5 million shares issued or issuable upon conversion of our Series A 7% Convertible Preferred Stock ("Series A Preferred Stock"). This registration statement was declared effective on November 6, 2006. As of March 31, 2007, there were 9,359,077 shares of our Common Stock reserved for issuance upon (i) the conversion of our outstanding Series A Preferred Stock and in payment of dividends thereon, (ii) upon exercise of warrants (the "Series A Warrants") issued in connection with our Series A Preferred Stock and (iii) upon exercise of warrants issued to certain persons as compensation in connection with the placement of the Series A Preferred Stock.

The shares of Common Stock issuable upon conversion of our Series A Preferred Stock or Series B Preferred Stock and exercise of the Series A Warrants (or the other warrants included in the Series A Registration Statement) or the Series B Warrants are saleable without restriction immediately upon issuance. Any of these issuances will dilute the percentage ownership interests of our current stockholders, which will have the effect of reducing their influence on matters on which our stockholders vote, and might dilute the book value and market value of our Common Stock. Our stockholders may incur additional dilution upon the exercise of currently outstanding or subsequently granted options or warrants to purchase shares of our Common Stock.

Lastly, in August 2004, we secured from an institutional investor a $6 million equity line (the "Equity Line") on which we can draw from time to time during a 24-month period following the effectiveness of a separate registration statement, subject to certain conditions. The Equity Line allows us to sell up to $6 million of Common Stock at 98% of the then current market price, but in no event at less than $2.00 per share. We also issued to the equity line investor five year warrants to purchase up to 333,333 shares of Common Stock at a per share exercise price of $1.50. These warrants are subject to cashless exercise following the first anniversary of issuance if at the time of exercise there is no effective registration statement in effect covering the resale of these shares. In April 2006, we entered into an agreement with the Equity Line investor to file a separate registration statement covering the Common Stock issuable pursuant to the Equity Line by a date that is not earlier than the 90th day following the effective date of the registration statement relating to the resale of the Common Stock underlying the 8% Senior Secured Convertible Debenture (nor later than the 120th day after such date). The shares of Common Stock issuable upon our drawing down on the Equity Line and exercise of the warrant will be saleable without restriction immediately upon issuance. The issuance of Common Stock upon our drawing down on the Equity Line or exercise of the warrant would further dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

WE HAVE A LIMITED NUMBER OF AUTHORIZED SHARES OF COMMON STOCK AVAILABLE FOR ISSUANCE AND IF OUR STOCKHOLDERS DO NOT APPROVE AN INCREASE IN THE AUTHORIZED NUMBER OF SHARES OF OUR COMMON STOCK WE WILL BE UNABLE TO RAISE ADDITIONAL CAPITAL.

As of March 31, 2007, we had 100 million authorized shares of Common Stock, of which 30,259,747 shares of our Common Stock were issued and outstanding and an additional 64,595,882 are reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities and potential liquidated damages. In addition, we have outstanding warrants to purchase approximately an additional 4.6 million shares of our Common Stock, which are held by holders of the Convertible Debentures; the holders of these warrants have waived the share reservation requirements relating thereto until our next annual meeting. Thus, we currently have only approximately 5.1 million shares of Common Stock available for issuance. The limited availability of shares of Common Stock may hinder our ability to raise capital through the issuance of equity or securities convertible into equity.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate offices are located at 2 Corbett Way, Eatontown, New Jersey 07724 and are currently comprised of approximately 14,700 square feet. The term of the lease on our offices began in May 2005 and was for originally approximately 9,300 square feet. In November 2005, we modified the lease and let an additional 1,900 square feet of office premise. In December 2005, we further modified the lease to let an additional 3,500 feet. The lease is in effect through May 2010. From May through October 2005, our monthly lease payments were approximately $9,800. Beginning November 2005 and continuing through February 2006, total monthly payments under the modified lease are approximately $12,600. From March 2006 lease payments are as follows: for the first lease year, approximately $19,000 (after giving effect to agreed upon rent credits for such year); for the second lease year, monthly payments of approximately $24,500; for the third lease year, monthly payments of approximately $25,000; for the fourth lease year, monthly payments of approximately $25,500; and for the fifth lease year, monthly payments of approximately $25,700.We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

In April 2007, we received a notice from the landlord who rents these facilities to us purporting to terminate the leases for non-payment. We are currently negotiating amendments to the leases, which would allow us to retain a portion of the premises that we currently lease and vacate the remaining portion of the premises while receiving a reduction in our rental obligations. Of course, there can be no assurance that we will be successful in reaching agreement with the landlord regarding such amendments. The loss of our office lease for the premises that we currently occupy would materially adversely affect our ability to continue our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings that we anticipate can result in a material adverse effect on our business or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the three months ended December 31, 2006.

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

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years, as reported on the OTC Bulletin Board. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The closing price of our Common Stock on May 16, 2007 was $0.45 per share.



                                           LOW     HIGH
                                          -----   -----
          Year Ending December 31, 2006
             First Quarter                $0.52   $1.10
             Second Quarter               $0.71   $1.25
             Third Quarter                $0.52   $0.77
             Fourth Quarter               $0.69   $1.10

          Year Ended December 31, 2005
             First Quarter                $0.82   $1.36
             Second Quarter               $0.82   $1.26
             Third Quarter                $0.75   $1.09
             Fourth Quarter               $0.75   $1.00

As of May 4, 2007, there were approximately 180 holders of record of our Common Stock. We believe that a significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

We continue to upgrade and improve our Qostream product line to encompass sophisticated network interfaces, expanded feature sets and increased inter-operability with in-house wiring, including copper based facilities. For example, in December 2005, we unveiled new features on our QoStream AS5000 Aggregator Switch and QoStream PG1000 Premises Gateway products that are designed to enable a network operator to connect to a home or office and provide sufficient bandwidth to enable voice, data, and video services over the existing copper wires already in the ground. Additional feature upgrades that we are working on in 2006 include the ability for our gateways to distribute services within a served premise over existing copper coaxial cables and possibly over telephone wires as well as additional PON based interfaces to our products as well as the work we performed under the Motorola Agreement.

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

Motorola has successfully completed its final System Verification Testing, the success of which is necessary to the commencement of Alpha or Beta trials and commercial release. Through January 2007, we have received from Motorola purchase orders for gateway lab test units, Alpha and Beta test units and prototypes in the aggregate purchase amount of approximately $475,000.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS No. 123R, "Share-Based Payment" (FAS 123R) that amends FAS 123, and FAS No. 95, "Statement of Cash Flows" and supersedes Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations (APB 25). As of January 1, 2006, FAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. FAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of our equity instruments or that may be settled through the issuance of such equity instruments. Depending on the number of awards granted and the related grant date fair value of such awards, the amount of compensation expense that we recognize could vary from period to period. The statement does not change the accounting for transactions in which we issue equity instruments for services to non-employees. The pro forma disclosures previously permitted under FAS 123 no longer will be an alternative to financial statement recognition.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalization of software development costs in accordance with SFAS No. 86 begins upon the establishment of technological feasibility. Technological feasibility for our computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs commences when the related products become available for general release to customers.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 (THE "2006 PERIOD") AND DECEMBER 31, 2005 (THE "2005 PREIOD")

SALES AND COSTS OF GOODS SOLD. Revenues for the 2006 Period and the 2005 Period were $32,723 and $5,548, respectively, and were derived from the QoStream product line and related hardware. We recorded revenues for the first time during the quarter ended March 31, 2005. Cost of goods sold in the amount of $26,628 in the 2006 Period produced a gross margin of $6,095. Cost of goods sold of $6,078 for the year ended December 31, 2005 exceeded sales resulting in negative gross profit. Certain of the units were sold to a customer at a discount to the anticipated market price due to the necessity of further testing and evaluation.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties.

For the 2006 Period and the 2005 Period, our research and development expenses were $4,866,851 (net of $1,460,705 received from Motorola under the development agreement) and $3,975,852, respectively. The increase in research and development expenses during 2006 as compared to 2005 is primarily attributable to the increase in amounts incurred for personnel, contracted labor and certain materials and supplies used in product development and enhancement.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution.

Sales and marketing expenses for the 2006 Period and the 2005 Period were $1,350,033 and $2,422,999, respectively. The decrease in sales and marketing expenses during the 2006 Period as compared to the 2005 Period is primarily attributable to reduction in staff and reduced expenditures for trade shows and other marketing related expenditures.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant components of general and administrative costs include professional fees for legal, accounting and other services.

General and administrative expenses for the 2006 Period and the 2005 Period were $3,767,961 and $2,209,171, respectively. The increase in general and administrative expenses during the 2006 period compared to the 2005 period is primarily attributable to retention in early 2006 of additional in-house marketing staff, the retention of outside consultants in the investor relations field and increased payments to accounting and other professionals.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances were nil at May 4, 2007 and $368,294 at December 31, 2006.

Net cash used during the 2006 Period consisted of operating activities of approximately $7.7 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $1.4 million. Net cash used during the corresponding period in 2005 consisted of operating activities of approximately $8.0 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $1.9 million.

Net cash provided by financing activities during the 2006 Period was approximately $9.1 million compared to approximately $8.0 million in the corresponding period in 2005.

Net cash provided by financing activities during the 2006 Period was the result of proceeds from the issuance of (i) short-term notes in the aggregate principal amount of $2,581,500 offset by financing costs of $166,620 and original issue discount of $131,500 and (ii) the issuance of our two year 8% secured convertible debenture in May 2006 in connection with the private placement discussed below and (iii) short term notes in the aggregate principal amount of $1,633,759 offset by financing costs of $165,157 and original issue discount of $86,663.

Net cash provided by financing activities during the corresponding period in 2005 was the result of the exercise of stock warrants and proceeds from the placement in April and May 2005 of our Series B Preferred Stock and approximately $1M from the proceeds of notes payable.

From our inception in August 1994, we have financed our operations through the sale of our securities. Set forth below is a summary of our recent financings.

In February 2007, we obtained an additional short-term working capital loan in the gross amount of $500,000 from an institutional stockholder and a previous investor. The loan is evidenced by our promissory note in the principal amount of $531,000 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007.

In January 2007, we received a short-term loan in the aggregate gross amount of $356,000 from one of our institutional stockholder/investors. The loan is evidenced by our promissory note in the principal amount of $384,480 and becomes due and payable on the earliest to occur of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to us of at least $2 million or (ii) May 19, 2007.

On November 13, 2006, we received a short-term working capital loan from the Chairman of our board of directors in the principal amount of $100,000. The advance was made on a demand basis and accrues interest at the rate of 24% per annum. In February 2007, we received an additional short-term capital loan in the principal amount of $150,000, on the same terms and conditions. In February we repaid approximately $27,150 of the principal amount of these loans and accrued interest in the amount of $ 9,100.

Between October 23, 2006 and December 28, 2006, we consummated bridge loan transactions pursuant to which we borrowed the approximate gross amount of $1.45 million (prior to the payment of offering related fees and expenses). The funds were raised in response to an offer we made to the holders of the purchasers of the of the Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") and the Series A 7% Convertible Preferred Stock (the "Series A Preferred Stock") to reinstate for a specified period certain price protection provisions that were contained in the purchase agreements relating to these securities. An initial loan in the gross amount of $600,000 was advanced on October 23, 2006 (the "Initial Closing Date") from institutional investors who purchased Series B Preferred Stock and thereafter subsequent closings were held in November and December 2006 with investors who had purchased either or both of our Series A or Series B Preferred Stock. The offer expired on December 31, 2006. The loans are evidenced by our promissory notes (each, a "Note" and collectively, "Notes") in the aggregate principal amount equal to the amount advanced by investors multiplied by the Applicable Percentage. The "Applicable Percentage" is the percentage which is equal to (x) one hundred percent (100%), plus (y) (1) the percent equal to twenty-four percent (24%), multiplied by (2) the fraction, of which the numerator is the number of days from the closing date of the Loan for the relevant investor until February 20, 2007 (the "Stated Maturity Date"), which is 120 days after the Initial Closing Date, and the denominator is 360. All loans, whether advanced on the Initial Closing Date or thereafter, are scheduled to mature on the date (the "Maturity Date") which is the earliest of
(i) the Stated Maturity Date, (ii) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings (except for the proceeds of these loans and other limited exceptions specified in the promissory notes evidencing the loans), gross proceeds to us of at least $2 million or (iii) the date on which an investor accelerates payment on the note evidencing a loan while there is existing an Event of Default under that note. In February 2007, at our request, holders of approximately $1.463 million in principal amount of the Notes agreed to extend the maturity date of such notes until March 22, 2007 in consideration of our payment of a portion of the principal of their respective Notes, and our agreement that the interest on the unpaid balance of the outstanding principal amount of these loans will accrue interest at a rate of 24% per annum. One of the holders of the Notes did not agree to the extension and accordingly its note in the principal amount of $71,020 was paid in full. Payments were made from the proceeds of short-term loans that were advanced to the Company on February 27, 2007 discussed below. We and these lenders are in discussions regarding an extension of the payment period and/or a restructuring of the amounts owed, although there can be no assurance that we will be able to reach agreement with the lenders on such issues.

On May 5, 2006, we raised gross proceeds of $10 million from the private placement to certain institutional and individual investors of our two-year 8% Senior Secured Convertible Debentures. At closing, we received net proceeds of approximately $5.2 million, after payment of offering related fees and expenses and after the repayment of bridge loans made between December 2005 and April 2006 in the aggregate amount of $3,691,500 (inclusive of $30,000 in related fees). Certain of the investors in these bridge loans elected to participate in the Convertible Debenture transaction and, accordingly, approximately $850,000 in principal amount of bridge loans was offset against these investors' purchases of the Convertible Debentures. The holders of the Convertible Debentures have a lien on all of our assets, including our intellectual property. We owed to the holders of these debentures as of March 31, 2007 approximately $1.7 million in liquidated damages in respect of the delay in the filing and effectiveness of the Registration Statement beyond the time frame specified in the agreements with such holders as well as $725,479 in interest owed and accruing. We have not made payments of interest and liquidated damages (payable in connection with the late filing/effectiveness of the Registration Statement) due as of March 31, 2007. We are currently in discussions with the holders of the Debentures in an attempt to reach an agreement restructuring the loans, addressing such issues as the further deferral of the payment of interest and liquidated damages, the cessation of liquidated damages, the facilitation of additional financing and the subordination of the Debenture holders security interest to the providers of new funds. We are also in discussions with third parties in connection with the immediate advance of a short-term loan. At the present time we have no funding commitments for any such funding (which will be subject to the consent of the Debenture holders) and no assurance can be given that any will be forthcoming on commercially acceptable terms (or at all) and/or that we will be able to reach a mutually acceptable agreement by the Debenture holders. In May 2007, we withdrew the Registration Statement that we originally filed in January 2007 covering the resale of shares of common stock underlying the securities held by the Debenture holders.


On April 26, 2005, we completed a private placement to certain individual and institutional investors of 60,000 shares of our newly designated Series B 8% Convertible Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, we sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement completed in April 2005, the "2005 Private Placement"). We received aggregate net proceeds of approximately $5,590,000 from the closings of the 2005 Private Placement, following repayment of the outstanding principal and accrued interest on the bridge loans and payment of offering related expenses. We issued to the purchasers of the Series B Preferred Stock five-year warrants to purchase, in the aggregate, up to 3,844,062 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in certain circumstances. As a result of the private placement in May 2006, the conversion rate for the Series B Preferred Stock was reset from $1.01 to $0.75.

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

On April 5, 2006, we entered into a Strategic Alliance Agreement with Motorola pursuant to which we and Motorola will jointly develop a family of three IP Home gateways that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. The Agreement with Motorola provides, among other things, that Motorola will pay to us $1.9 million for engineering costs associated with the development of these products, of which amount we have received approximately $1.56 million with the remainder to be paid in installments upon the achievement of certain agreed upon project milestones. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the gateway products and, in the event that it does so, we will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination. In addition, we have to date received from Motorola purchase orders for gateway lab test units, Alpha and Beta test units and prototypes in the aggregate purchase amount of approximately $475,000. These purchase orders are independent of and unrelated to the payments referred to above to which we are entitled upon the achievement of specified milestones.

We need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that have matured and not been repaid and those scheduled to mature in May 2007. As previously disclosed in our periodic reports, we have been actively seeking additional capital. We have laid-off most of our remaining employees and as of May 14, 2007, we have 16 remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management. If we are unable to raise additional capital almost immediately, we may be forced lay-off our remaining workforce and either restructure or cease operations entirely. We may not be successful in our efforts to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we begin to sell our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds as needed, we may need to curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations. These conditions raise substantial doubts as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed.

Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board issued SFAS Statement No. 155, "Accounting for Certain Hybrid Financial Instruments"(SFAS 155), which amends SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and SFAS Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. We are currently assessing the impact that the adoption of SFAS 155 will have on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. We do not expect SFAS 156 to have a material impact on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of SFAS No. 157 is not expected to have a material effect on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not impact the Company's financial statements.

In November 2006, EITF reached a final consensus in EITF issue 06-6 "Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments". The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning November 29, 2006. The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7 "Issuers Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal change causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholder's equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued.

In December 2006, the FASB issued FSP EITF 00-19-2 "Accounting for Registration Payment Agreements". FSP EITF 00-19-2 addresses an issuers accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 "Accounting for Contingencies". FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to those arrangements entered into prior to December 21, 2006. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and financial condition.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the adoption of this statement on the Company's results of operations and financial condition.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the three months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of our directors, executive officers and key employees are as follows:

     Name                Age   Position
     ----                ---   --------
     Frank Galuppo        60   Chief Executive Officer, President and Director
     James D. Gardner     54   Chief Financial Officer
     John R. Colton       64   Chief Technology Officer
     Juan Mendez          42   Chairman of the Board of Directors
     Richard Rosenblum    47   Director
     Gerald Butters       62   Director
     Bob Martin           64   Director

The business experience, principal occupations and employment, as well as the periods of service, of each of the Company's directors and executive officers during at least the last five years are set forth below.

FRANK GALUPPO has been a director and our Chief Executive Officer since March 2004 and President since December 2004. Mr. Galuppo possesses nearly 40 years of experience in the Telecommunications Industry, serving in a number of senior management positions with Lucent Technologies and AT&T. From March 2003 until he began his employment with the Company, Mr. Galuppo had been assisting several companies with business development support in the U.S. Government market where he has extensive sales experience. Mr. Galuppo was employed by Lucent since its formation in September 1996 until March 2003 in a series of management level and operational positions. His most recent role at Lucent was President of Lucent's Optical Networking Group, which he held since September 2002 and had worldwide responsibility for the development and marketing of Lucent's global optical portfolio which had annual sales of over $1 billion.

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

JOHN R. COLTON has been with us since April 2004 and has been our Chief Technology Officer and Senior Vice President, Product Realization since June 2005. From November 2001 to March 2004 Mr. Colton was Vice President of Architecture, Systems Engineering, and Product Management for Lambda Optical Systems, where he specified technology, product and network architecture, and system applications for a next generation optical networking product line incorporating optical switching, optical DWDM transmission, optical add/drop multiplexing, and network management. From October 2000 to October 2001, John founded and managed JRC Consulting, a company providing consultation in the fields of optical communications, voice and data switching, and FTTP, a position that led to officer and board positions with several startups. Before his retirement after 36 years with Bell Labs, AT&T, and Lucent, Mr. Colton served in senior positions in Lucent's Optical Networking Group as well as in technical management and product management positions while at Bell Laboratories and AT&T Network Systems. He holds an SMEE from the Massachusetts Institute of Technology and a BSEE from the University of Pennsylvania.

JUAN MENDEZ has been a director since July 2003. Mr. Mendez is President, Chief Executive Officer and co-founder of Total Claims Management, Inc., a privately held company based in Miami, Florida. Mr. Mendez has held that position since March 1999. Prior to co-founding Total Claims Management, Inc., Mr. Mendez was a Public Insurance Adjuster from 1996 to 1999.

RICHARD ROSENBLUM has been a director since September 2003. Since July 2004, Mr. Rosenblum has been a principal of Harborview Advisors, LLC, a firm that provides structuring and financing advice to publicly and privately held firms. From August 2004 through November 2004, Mr. Rosenblum was a Managing Director of Greenfield Capital Partners, LLC, a private investment banking firm. From July 2001 until July 2004, Mr. Rosenblum was a Managing Director of Investment Banking for vFinance Investments in New York, where he was responsible for advising, structuring and financing publicly and privately held companies. From July 2001 until July 2004, Mr. Rosenblum also served as Senior Managing Partner of ACP Advisors in New York, where he was responsible for advising and raising capital for emerging growth companies. From April 1999 until July 2001, Mr. Rosenblum was a Managing Director at Robb Peck McCooey Financial Services, Inc. in New York. Mr. Rosenblum also serves on the board of directors of Crystal International Travel Group, Inc. and as a director and officer of Marine Park Holdings, Inc. He is also a director, President, CEO and CFO of Mill Basin Technologies, Ltd. and holds similar positions with Boxwoods, Inc.

GERALD BUTTERS has been a director since May 2004. Mr. Butters is a communications industry veteran with more than 39 years experience in this sector. His career encompasses senior executive positions at Nortel Networks, AT&T, and Lucent Technologies. These include Chairman of the Board of AGCS (a joint venture of GTE and AT&T), President of NTI (a Nortel Networks US subsidiary). He was President of Global Public Networks at AT&T Network Systems from October 1997 to November 1999, President of the Optical Networks Group at Lucent Technologies from December 1999 to August 2000 and Senior Vice President Marketing and Technology at Lucent Technologies. Mr. Butters retired from Lucent Technologies in August 2000. Since August 2000 through the present time, Mr. Butters has been a board director of Lambda Optical Systems a privately held company since October 2003 and a technical advisor to several privately held technology firms.

BOB MARTIN has been a director since May 2004. Mr. Martin retired as the Chief Technology Officer of Lucent Technologies' Bell Laboratories in September 2003, a position he held for seven years. In this role, he helped guide Lucent's directions in next generation networks and in approaches the company used for research and development. His background at Bell Laboratories and Bellcore included a variety of positions related to large systems development. He has been responsible for Unix, network management systems, intelligent network systems, packet switching, and broadband access systems developments. Mr. Martin received his Bachelor of Science in Electrical Engineering from Brown University in 1964, and his Master of Science and Doctor of Philosophy degrees in Electrical Engineering and Computer Science from Massachusetts Institute of Technology in 1965 and 1967, respectively. In 1985, he attended the MIT Alfred
P. Sloan School Senior Executive Program. A Fellow of the Institute of Electrical and Electronics Engineers, Mr. Martin was a member and first chair of its Software Industrial Advisory Board. He has served on the National Research Council's Computer Science and Telecommunications Board and the FCC's Technological Advisory Board. He is on technical advisory boards for venture capitalist's and startups in telecommunications, optical devices & product innovation.

Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors and hold office until a successor is elected and qualified or until his/her earlier resignation or removal.

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

CORPORATE GOVERNANCE

Our Board of Directors has an audit committee and a compensation committee. The audit committee reviews the results and scope of the audit and other services provided by our independent public accountant. The compensation committee establishes the compensation policies applicable to our executive officers and administers and grants stock options pursuant to our stock plans.

The current members of the audit committee are Juan Mendez and Richard Rosenblum. We believe that each of Messrs. Mendez and Rosenblum meet the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers ("NASD") and the rules and other requirements of the SEC.

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

The sole current member of the compensation committee is Richard Rosenblum.

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

Based solely on review of the copies of such forms received by the Company with respect to 2006, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its directors and officers and persons who own more than 10% of a registered class of the Company's equity securities have been complied with, except for the late filing of a Form 3 for John Colton, our Chief Technology Officer, in connection with his appointment to such office.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our senior executive officers and senior financial officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of this code has been filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer and the two most highly paid executive officers serving as such at the end of 2006 whose salary and bonus exceeded $100,000 for the year ended December 31, 2006 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                Option Awards       All Other           Total
      Name & Principal Position       Year      Salary ($)       Bonus ($)         ($) (1)       Compensation ($)        ($)
----------------------------------------------------------------------------------------------------------------------------------
 FRANK GALUPPO
 President and Chief Executive
 Officer                             2006      230,192 (2)         --           121,806 (3)            --           351,998 (2)
----------------------------------------------------------------------------------------------------------------------------------
 JD GARDNER
 Chief Financial Officer              2006      175,054 (4)        --            56,911                --           231,965 (3)
----------------------------------------------------------------------------------------------------------------------------------
 JOHN C COLTION
 Chief Technology Officer             2006      150,000            --            65,731 (5)            --           215,731 (4)
----------------------------------------------------------------------------------------------------------------------------------

(1) Amounts in this column reflect the expense recognized by us for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R ("FAS 123R") with respect to employee stock options issued under the Company's 2000 Equity Incentive Plan in 2006 and in previous years. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of 3.5 years, risk free interest rate of 4.68%, no dividend yield and volatility of 57%.

(2) The payment of approximately $9,038.46 of this amount in respect of fiscal 2006 has been deferred by agreement of the named officer pending the raise by us of additional capital.

(3) Includes the expense recognized by us for accounting purposes of options issued under the 2000 Equity Incentive Plan on February 22, 2006.

(4) The payment of approximately $20,192.38 of this amount in respect of fiscal 2006 has been deferred by agreement of the named officer pending the raise by us of additional capital.


(5) Includes the expense recognized by us for accounting purposes of options issued under the 2000 Equity Incentive Plan on February 22, 2006.

GRANTS OF PLAN-BASED AWARDS

     The following table sets forth information concerning each grant of an award made during the fiscal year ended December 31, 2006 to each of the Named Executive Officers:


GRANTS OF PLAN-BASED AWARDS -- YEAR ENDED DECEMBER 31, 2006

                                         OPTION        EXERCISE OR
                                         AWARDS:          BASE
                                         NUMBER           PRICE
                                      OF SECURITIES        OF
                                       UNDERLYING        OPTION
                    GRANT                OPTIONS          AWARD
      NAME           DATE                (#) (1)         ($/SH)
      ----           ----                -------         ------

Frank Galuppo      2/21/06            40,540 (2)           0.69

John Colton        2/22/06            54,548 (3)          0.70

1. All grants were made under our 2000 Equity Incentive Plan.

2. Represents an award of options made in connection with (and as consideration for) the exercise for cash by the named executive officer of options for 20,270 shares at a per share exercise price of $0.74.

3. Represents an award of options made in connection with (and as consideration for) the exercise for cash by the named executive officer of options for 27,274 shares at a per share exercise price of $0.55.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

         The following table sets forth information concerning unexercised options and stock that has not vested for each of our executive officers named in the Summary Compensation Table that are outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END -- DECEMBER 31, 2006

                      Number of Securities   Number of Securities   Equity Incentive Plan
                     Underlying Unexercised  nderlying Unexercised    Awards: Number of
                           Options (#)           Options (#)        Securities Underlying  Option Exercise
                                                                    Unexercised Unearned          Price     Option Expiration
 Name                      Exercisable          Unexercisable            Options (#)                ($)           Date
--------------------------------------------------------------------------------------------------------------------------------
 Frank Galuppo            1,185,374 (1)            109,604                   --                    0.74         3/15/2014
--------------------------------------------------------------------------------------------------------------------------------
                           40,540 (2)                 --                     --                    0.69         2/21/2016
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
 JD Gardner                150,000 (3)             150,000                   --                    1.05         5/23/2015
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
 John C. Colton            56,059 (4)               16,667                   --                    0.55         7/1/2014
--------------------------------------------------------------------------------------------------------------------------------
                           65,972 (5)               59,028                   --                    0.92         6/9/2015
--------------------------------------------------------------------------------------------------------------------------------
                           54,548 (2)                 --                     --                    0.70         2/22/2016
--------------------------------------------------------------------------------------------------------------------------------

1. The options vest over twelve succeeding quarters, beginning June 30, 2004.

2. The options vested upon grant.

3. The options vest 1/6 after 6 months service and the balance equally over the next ten succeeding quarters, beginning November 23, 2005.

4. The options vest 1/3 after one year of service and the balance equally over the next eight succeeding quarters, beginning June 30, 2005.

5. The options vest over twelve succeeding quarters, beginning June 9, 2005.

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

We and Mr. Frank Galuppo, our Chief Executive Officer and President and a director, entered into three-year employment agreement, effective as of March 15, 2004, pursuant to which Mr. Galuppo is currently paid an annual salary of $235,000. The agreement further provided that if Mr. Galuppo's employment is terminated other than for cause (as defined in the employment agreement) or if Mr. Galuppo terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of six months' base salary and benefits. We also issued to Mr. Galuppo an option under our 2000 Equity Incentive Plan to purchase up to 1,315,250 shares of Common Stock at a per share exercise price of $0.79, which option is scheduled to vest over twelve succeeding quarters, beginning June 30, 2004. Mr. Galuppo has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

In May 2005, we entered into an employment agreement with James D. Gardner pursuant to which Mr. Gardner serves as our Chief Financial Officer. The agreement has an initial term of one year. After the initial term of one year, the agreement automatically renews for an additional one-year term unless either party notifies the other in writing upon at least 45 days prior to the scheduled termination of the initial term or any renewal term that it does not intend to renew such agreement. Mr. Gardner is paid a monthly salary of $14,583 and was granted options under the Company's 2000 Equity Incentive Plan to purchase 300,000 shares of Common Stock at a per share purchase price of $1.05. The options vest over three years from the grant date on a quarterly basis. The agreement may be terminated by Mr. Gardner for any reason on 60 days written notice to us or by us immediately for cause. In the event of a termination by us for any reason other than cause, we are to pay Mr. Gardner an amount equal to 6 months' salary. Mr. Gardner has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

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

COMPENSATION OF DIRECTORS

In addition to cash compensation, we compensate our non-employee directors by the grant of options from our 2002 Non-Employee Directors Stock Option Plan.

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2006.

                              Fees Earned              Option
                              or paid (1)          Awards($) (2)       Total ($)
                              -----------          -------------       ---------
Juan Mendez                       23,750             $207,462  (3)       231,212

Richard Rosenblum                 29,250             $ 80,317 (4)        109,567

Gerald Butters                    12,000               63,515 (5)         75,515

Bob Martin                        16,500               38,995 (6)         55,495

(1) Certain of the amounts payable in respect of fiscal 2006 have been deferred pending the raise by us of additional financing, as follows: (i) payment to Mr. Mendez in the approximate amount of $5,750 have been deferred, (ii) payment to Mr. Rosenblum in the approximate amount of $7,250 have been deferred, (iii) payment to Mr. Butters in the approximate amount of $3,500 have been deferred and (iv) payment to Mr. Martin in the approximate amount of $4,000 have been deferred.
(2) Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R ("FAS 123R") with respect to employee stock options issued under the Company's 2002 Non-Employee Directors Plan. For information on the assumptions used to calculate the value of stock option grants under FAS 123R, see Note ___ of the Company's financial statements for the year ended December 31, 2006 included elsewhere in this report. Options are discussed in further detail in the Outstanding Equity Awards at Fiscal Year End Table. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of 3.5 years, risk free interest rate of 4.8-4.9%, no dividend yield and volatility of 55-70%.
(3) Represents the expense associated with the grant of options for (i) 136,250 shares issued on April 25, 2006 in consideration of service on the our Board of Directors during fiscal 2005, (ii) 115,000 shares issued on October 12, 2006 in consideration of service on our Board of Directors during fiscal 2006 and (iii) 328,812 shares issued on February 22, 2006.
(4) Represents the expense associated with the grant of options for (i) 116,250 shares issued on April 25, 2006 in consideration of service on the our Board of Directors and (ii) 75,000 shares issued on October 12, 2006 in consideration of service on our Board of Directors during fiscal 2006.
(5) Represents the expense associated with the grant of options for (i) 25,000 shares issued on April 25, 2006 in consideration of service on the our Board of Directors during fiscal 2005, (ii) 25,000 shares issued on October 12, 2006 in consideration of service on our Board of Directors during fiscal 2006 and (iii) 112,500 shares issued on February 22, 2006.
(6) Represents the expense associated with the grant of options for 25,000 shares issued on April 25, 2006 in consideration of service on the our Board of Directors during fiscal 2005 and (ii) 25,000 shares issued on October 12, 2006 in consideration of service on our Board of Directors during fiscal 2006. Does NOT include expense associated with the issuance of options for an additional 25,000 shares in connection with other services provided to the Company. See Item 12, "Certain Relationships and Related Transactions"

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 16, 2007, concerning the ownership of the Common Stock by (a) each person who, to the best of the Company's knowledge, beneficially owned on that date more than 5% of the outstanding Common Stock, (b) each of the Company's directors and Named Executive Officers (as defined above under "Executive Compensation") and (c) all current directors and executive officers of the Company as a group.

                                                                                Number of Shares
                 Percent of                                          -----------------------------------------
                 Name of Beneficial Owner (1)                        Beneficially Owned (2)   Common Stock (2)
                 ----------------------------                        ----------------------   ----------------
                 Frank Galuppo, President, Chief Executive Officer
                    and Director                                          1,370,789 (3)             4.56%

                 James D. Gardner, Chief Financial Officer                  211,100 (4)                *

                 John R. Colton, Chief Technology Officer                   225,602 (5)                *

                 Juan Mendez, Director                                    1,990,688 (6)             6.58%

                 Richard Rosenblum, Director                                372,323 (7)             1.24%

                 Gerald Butters, Director                                   237,500 (8)                *

                 Bob Martin, Director                                       150,000 (9)                *

                 Puritan LLC                                              1,533,334 (10)            5.07%

                 Melton Management Limited                                2,187,619 (11)            7.23%

                 All directors and executive officers as
                    a group(7 persons)                                    4,555,002                15.05%

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

(3) Represents (i) 35,270 shares of Common Stock and (ii) 1,335,519 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Incentive

(4) Represents (i) 36,100 shares of Common Stock and (ii) 175,000 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Incentive Plan. Does not include options to purchase an additional 125,000 shares of Common Stock scheduled to vest by May 2008.

(5) Represents (i) 27,274 shares of Common Stock and (ii) 198,328shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2000 Equity Incentive Plan. Does not include options to purchase an additional 56,946 shares of Common Stock scheduled to vest over the next two years.

(6) Represents (i) 1,260,626 shares of Common Stock and (ii) 730,062 shares of Common Stock issuable upon exercise of currently exercisable options. The foregoing is based, in part, on the Amendment No. 1 to Schedule 13D filed by the stockholder on March 3, 2006.

(7) Represents (i) 16,667 shares of Common Stock, (ii) 164,406 shares of Common Stock issuable upon exercise of currently exercisable non-plan options and (iii) 191,250 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2002 Non-Employee Directors Stock Option Plan.

(8) Represents (i) 56,250 shares of Common Stock and (ii) 181,250 shares of Common Stock issuable upon the exercise of currently exercisable employee stock options issued under the Company's 2002 Non-Employee Directors Stock Option Plan.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2006 relating to our equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

                   Plan Category                  Number of       Weighted-          Number of
                                                securities to      average           securities
                                                  be issued    exercise price of     remaining
                                                    upon          outstanding      available for
                                                 exercise of       options,           future
                                                 outstanding       warrants          issuance.
                                                  options,        and rights
                                                warrants and
                                                   rights
                                                     (a)              (b)                 (c)
                                                 ----------     ------------         ---------
       Equity compensation plans approved by
                  security holders                8,186,364         $1.49             3,413,158

       Equity compensation plans not approved
                by security holders               6,492,626(1)      $1.38                     -
                                                 ----------                           ---------
                      Total                      14,678,990         $1.44            3,413,158
                                                 ==========                           =========

(1) Comprised of to (i) 164,406 shares of our Common Stock that may be issuable upon the exercise of non-plan five-year options issued to a non-employee director in January 2004 and are exercisable at a per share exercise price of $0.56, (ii) 100,000 shares of our Common Stock that may be issuable upon the exercise of four year warrants issued to a service provider and are exercisable at a per share exercise price of $0.62, (iii) 716,667 shares of our Common Stock issuable upon exercise of five year warrants issued in August 2004 to placement agent in connection with the private placement of our 7% Series A Convertible Preferred Stock at prices ranging from $0.75 to $2.50 per share, subject to cashless exercise provisions under certain terms, (iv) 333,333 shares of our Common Stock issuable upon exercise of five year warrants issued in August 2004 to a provider of an equity line commitment discussed in Note 11to the accompanying financial statement, (v) 150,000 shares of our Common Stock issuable upon exercise of five year warrants issued in April 2005 in connection with a short-term loan made to us (vi) 1,153,220 shares of our Common Stock issuable upon exercise of five year warrants issued in April and May 2005 to a placement agent in connection with the private placement of our 8% Series B Convertible Preferred Stock, as more fully described in Note 5 of the accompanying financial statement (vii) 500,000 shares of our Common Stock issuable upon exercise of five year warrants issued in December 2005 in connection with a short-term loan made to us, (viii) 1,375,000 shares of our Common Stock issuable upon exercise of five year warrants issued between January and May 2006 in connection with a short-term loan made to us, and (ix) 2,000,000 shares of our Common Stock issuable upon exercise of five year warrants issued in July 2006 issued to a placement agent in connection with the private placement of our 8% Convertible Debenture.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2004, the Company entered into a service agreement with Elite Financial Communications Group, LLC ("Elite"), pursuant to which Elite agreed to provide investor relation services to the Company for compensation of $7,500 per month (plus expenses). By its terms, the agreement with Elite expired in December 2005. One of the Company's former non-employee directors was a partner and managing member of Elite. This director resigned from service on the Board of Directors as of June 9, 2005.

In August 2004, we paid to Greenfield Capital Partners, LLC, and its designees ("Greenfield"), a placement fee with respect to the placement of 2,500 shares of our Convertible Preferred Stock. The placement fee was comprised of (i) a cash payment of $25,000 and (ii) five-year warrants to purchase up to 66,667 shares of our Common Stock, of which warrants to purchase 33,333 shares are exercisable at a per share exercise price of $.75, warrants to purchase 16,667 shares are exercisable at a per share exercise price of $1.50 and warrants to purchase 16,667 shares are exercisable at a per share exercise price of $2.50. The warrants are otherwise exercisable on the same terms and conditions as those relating to the Warrants issued to the purchasers of the Convertible Preferred Stock. One of our directors, Mr. Richard Rosenblum, was a Managing Director of such entity at the time that the private placement was consummated. At that time Greenfield designated Mr. Rosenblum to receive half of those warrants. Mr. Rosenblum subsequently left Greenfield Capital Partners, LLC.

In January 2006 we entered into bridge loan agreements with three private investors (collectively the "January 2006 Investors"), pursuant to which these investors loaned to us, on a secured basis, the aggregate amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. Pursuant to the terms of the agreements with these investors, we issued to Mr. Mendez five year warrants to purchase up to 125,000 shares of our Common Stock at a per share exercise price of $1.50, subject to adjustment.

On November 13, 2006, we obtained a $100,000 loan from Mr. Juan Mendez, the Chairman of our board of directors, for purpose of meeting our operating requirements. The loan was made pursuant to our demand promissory note issued to Mr. Mendez in the principal amount of $100,000. Interest on the loan accrues at the rate of 24% per annum.

 ITEM 13. EXHIBITS

3.1 Certificate of Incorporation of the Company dated July 14, 1994. (1)

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company dated August 17, 1994. (2)

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company dated January 30, 1999. (3)

3.4 Certificate of Amendment to the Certificate of Incorporation of the Company dated December 21, 1999. (3)

3.5 Certificate of Amendment to the Certificate of Incorporation of the Company dated July 15, 2000. (4)

3.6 Certificate of Amendment to the Certificate of Incorporation of the Company dated July 19, 2006. *

3.6 By-Laws of the Company, as amended. (2)

4.1 Specimen Common Stock Certificate. (1)

4.2 Certificate of Designations of Rights and Preferences of the Series A Convertible Preferred Stock of the Company. (10)

4.3 Form of Common Stock Purchase Warrant issued by the Company to certain investors. (9)

4.4 Form of Common Stock Purchase Warrant issued by the Company to certain placement agents. (9)

4.5 Form of Common Stock Purchase Warrant issued by the Company to the investor identified therein. (9)

4.6 Certificate of Designations of Rights and Preferences of the Series B Convertible Preferred Stock of the Company. (10)

4.7 Form of Common Stock Purchase Warrant issued by the Company to certain investors as of April 26, 2005. (10)

4.8   Form of Five-Year Warrant issued on December 22, 2005. (12)

4.10  Form of 8% Senior Secured Convertible Debenture issued on May 5,
      2006. (13)

4.11  Form of Five-Year Warrant issued on May 5, 2006. (14)

4.12  Form of Promissory Note issued on January 19, 2007 (16)

10.1  1996 Incentive and Non-Qualified Stock Option Plan, as amended. (2)

10.2  The Company's 2000 Equity Incentive Plan. (5)

10.3  The Company's Non-Executive Directors Stock Option Plan. (5)

10.4  The Company's 2002 Non-Employee Directors Stock Option Plan. (6)

10.5 Development and Licensing Agreement dated as of January 6, 2004 between the Company and Lucent Technologies Inc. (8)

10.6 Amendment to the Development and Licensing Agreement between the Company and Lucent Technologies, Inc. (8)

10.7 Employment Agreement dated as of March 3, 2004 between the Company and Frank Galuppo. (7) +

10.8 Form of Securities Purchase Agreement dated as of July 30, 2004 among the Company and purchasers of the Convertible Preferred Stock. (9)

10.9 Form of Registration Rights Agreement dated as of July 30, 2004 among the Company and certain investors identified therein. (9)

10.10 Private Equity Credit Agreement dated as of August 9, 2004 by and between the Company and the investor identified therein. (9)

10.11 Registration Rights Agreement dated as of August 9, 2004 by and between the Company and the investor identified therein. (9)

10.12 Lease dated as of February 9, 2005 between 2 Corbett Way, LLC and the Company. (10)

10.13 Form of Securities Purchase Agreement dated as of April 22, 2005 among the Company and certain investors identified therein. (10)

10.14 Form of Registration Rights Agreement dated as of April 22, 2005 among the Company and certain investors identified therein. (10)

10.15 Employment Agreement dated May 12, 2005 between the Company and James D. Gardner. (13)+

10.21 Form of Securities Purchase Agreement dated as of April 26, 2006 between the Company and the investors named therein. (13)

10.22 Form of Security Interest Agreement dated as of April 26, 2006 among the Company, the Secured Parties named therein, and Krieger & Prager, LLP, as agent for the Secured Parties. (13)

10.23 Form of Registration Rights Agreement dated as of April 26, 2006 between the Company and the investors named therein. (13)

10.24 Strategic Alliance Agreement, effective as of April 3, 2006 between the Company and Motorola Wireline Networks Inc. (14) (confidential treatment requested with respect to certain portions thereof; such portions have been redacted).

10.25 Offer Letter issued by the Company on October 16, 2006 to the investors specified therein.(15)

10.26 Form of Bridge Loan Agreement dated as of October 10, 2006. (15)

14.1  Code of Business Conduct. (7)

15. Subsidiary of Amedia: TTR Technologies, Ltd., an Israeli corporation, wholly-owned.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) *

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a *

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002 *

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002 *

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

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Definitive Proxy Statement filed on February 10, 2004 and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on August 12, 2004 and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on April 28, 2005 and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on December 22, 2005 and incorporated herein by reference.

(13) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on May 11, 2006 and incorporated herein by reference.

(14) Filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.

(15) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on October 24, 2006 and incorporated herein by reference.

(16) Filed as an exhibit to Registrant's Current Report on Form 8-K filed on January 25, 2007 and incorporated herein by reference

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Marcum for the audit of our annual financial statements for 2006 and 2005 and fees billed for other services rendered by Marcum during 2005 and 2004.

                  Type of Service/Fee       Fiscal 2006        Fiscal 2005
                  -------------------       -----------        -----------

                  Audit Fees (1)             $208,000           $100,542


                  Audit Related Fees (2)      $0                  $0
                  Tax Fees (3)                $0                  $0
                  All Other Fees (4)          $0                  $0


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

The Audit Committee reviewed the non-audit services rendered for fiscal 2006 and fiscal 2005 as set forth in the above table and concluded that such services were compatible with maintaining the accountants' independence. The Audit Committee's policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the issuer caused this report to be signed by the undersigned thereunto duly authorized.

  DATE: MAY 18, 2007                    /S/ FRANK GALUPPO
                                        -----------------
                                        FRANK GALUPPO
                                        CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                        EXECUTIVE  OFFICER)

  DATE: MAY 18, 2007                    /S/ JD GARDNER
                                        --------------
                                        JD GARDNER
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER)


In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                              TITLE                DATE
           ---------                              -----                ----


    /S/ FRANK GALUPPO                       PRESIDENT, CHIEF     MAY 18, 2007
    ------------------------------          EXECUTIVE OFFICER,
    FRANK GALUPPO                           DIRECTOR (PRINCIAL
                                            EXECUTIVE OFFICER)


    /S/ JUAN MENDEZ                         CHAIRMAN             MAY 18, 2007
    ------------------------------
    JUAN MENDEZ


    /S/ RICHARD ROSENBLUM                   DIRECTOR             MAY 18, 2007
    ------------------------------
    RICHARD ROSENBLUM


    /S/ GERALD BUTTERS                      DIRECTOR             MAY 18, 2007
    ------------------------------
    GERALD BUTTERS


    /S/ BOB MARTIN                          DIRECTOR             MAY 18, 2007
    ------------------------------
    BOB MARTIN

                                INDEX TO AUDITED

 CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm               F-2

      Consolidated Balance Sheet
        At December 31, 2006                                                F-3

      Consolidated Statements of Operations
        for the Years Ended December 31, 2006 and 2005                      F-4
        and from Inception (July 14, 1994) to December 31, 2006

      Consolidated Statements of Comprehensive Loss
        for the Years Ended December 31, 2006 and 2005                      F-5
        and from Inception (July 14, 1994) to December 31, 2006

      Consolidated Statements of Stockholders' Equity (Deficiency)
        from Inception (July 14, 1994) to December 31, 2006                 F-6

      Consolidated Statements of Cash Flows
        for the Years Ended December 31, 2006 and 2005                      F-7
        and from Inception (July 14, 1994) to December 31, 2006

      Notes to the Consolidated Financial Statements                        F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Amedia Networks, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Amedia Networks, Inc. and Subsidiary (a development stage company) (the "Company") as of December 31, 2006 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2006 and 2005 and for the period from January 1, 2003 to December 31, 2006 (for which the statements of operations and cash flows are not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements of the Company for the period from July 14, 1994 (inception) to December 31, 2002 were audited by other auditors whose report, dated March 20, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from July 14, 1994 (Inception) to December 31, 2002 reflect a net loss of $40,370,429 of the total inception to date net loss of $70,456,875. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedia Networks, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from July 14, 1994 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses resulting in cash flow deficiencies from operations and a working capital deficiency of $5,184,333 as of December 31, 2006. As described more fully in Notes 2 and 13, the Company is in default on its loan agreements in connection with certain bridge loans and, upon the receipt of notice from any one investor, would be in default on its agreements in connection with its 8% Senior Secured Convertible Debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ MARCUM & KLIEGMAN LLP

  New York, New York
  March 9, 2007 (except for Note 2 and
  Note 13B as to which the date is March 31, 2007,
  Note 13C as to which the date is March 22, 2007
  and Note 13D as to which the date is April 23, 2007)

                           AMEDIA NETWORKS, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED BALANCE SHEET

                                     December 31, 2006

                                          ASSETS
Current assets
      Cash and cash equivalents                                              $    368,294
      Accounts receivable                                                           6,225
      Inventories                                                                 103,003
      Due from Motorola                                                           218,805
      Prepaid expenses and other current assets                                   181,215
                                                                             ------------
      Total current assets                                                        877,542
                                                                             ------------
Property and equipment - net                                                      730,724
                                                                             ------------

Other assets
      Capitalized software costs                                                  708,542
      Deferred financing costs                                                  1,557,548
      Security deposit                                                             46,750
                                                                             ------------
      Total other assets                                                        2,312,840
                                                                             ------------
         Total assets                                                        $  3,921,106
                                                                             ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Current liabilities
      Accounts payable                                                       $  1,464,736
      Accrued expenses                                                            311,500
      Accrued penalties                                                         2,156,946
      Accrued interest                                                            531,753
      Notes payable, net of unamortized discounts of $49,085                    1,584,675
      Current portion of capital leases                                            12,265
                                                                             ------------
      Total current liabilities                                                 6,061,875
                                                                             ------------

Long-term liabilities
      8% Convertible debentures, net of unamortized discount of $5,251,606      4,748,394
      Capital leases, less current maturities                                        --
                                                                             ------------
         Total liabilities                                                     10,810,269
                                                                             ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 10,418 issued and outstanding
   ($1,041,800 liquidation preference)                                                 10
   Series B convertible preferred stock,
   85,000 shares authorized; 33,000 issued and outstanding
   ($3,300,000 liquidation preference)                                                 33
Common stock, $.001 par value;
   100,000,000 shares authorized; 30,259,747
   issued and outstanding                                                          30,260
Additional paid-in capital                                                     72,065,941
Deficit accumulated during the development stage                              (78,958,908)
Deferred compensation                                                             (26,499)
                                                                             ------------
      Total stockholders' deficiency                                           (6,889,163)
                                                                             ------------
         Total liabilities and stockholders' deficiency                      $  3,921,106
                                                                             ============

                See Notes to Consolidated Financial Statements.

                                           AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATION
                                                                                                               From
                                                                                                             Inception
                                                                                  Twelve Months              (July 14,
                                                                                      Ended                   1994) to
                                                                                  December 31,              December 31,
                                                                            2006              2005              2006
                                                                        ------------      ------------      ------------
Sales                                                                   $     32,723      $      5,548      $     38,271
                                                                        ------------      ------------      ------------
Cost of goods sold                                                            26,628             6,078            32,706
                                                                        ------------      ------------      ------------
Gross profit (loss)                                                            6,095              (530)            5,565
                                                                        ------------      ------------      ------------

Expenses
     Research and development (1)                                          4,866,851         3,975,852        18,225,768
     Sales and marketing (1)                                               1,350,033         2,422,999        14,072,360
     General and administrative (1)                                        3,767,961         2,209,171        26,459,044
     Inventory write off                                                     898,802              --             898,802
     Impairment of capitalized software                                      880,021              --             880,021
     Bad debt expense                                                           --                --             161,000
                                                                        ------------      ------------      ------------
Total expenses                                                            11,763,668         8,608,022        60,696,995
                                                                        ------------      ------------      ------------

Operating loss                                                           (11,757,573)       (8,608,552)      (60,691,430)
                                                                        ------------      ------------      ------------

Other expense (income)
     Legal settlement                                                           --                --             565,833
     Late filing penalty on stock registration rights                      1,904,018            86,742         2,190,260
     Realized gain of foreign currency translation                              --                --             (81,007)
     Loss on investment                                                         --                --              17,000
     Other income                                                               --                --             (75,000)
     Net losses of affiliate                                                    --                --           1,196,656
     Impairment loss on investment in affiliate                                 --                --             748,690
     Revenue from copy protection business                                      --                --            (125,724)
     Gain on sale of copy protection business                                   --                --          (5,708,328)
     Gain on sale of investment in affiliate                                    --                --             (40,000)
     Loss on disposition of fixed assets                                        --               1,692            30,873
     Amortization of deferred financing costs                                421,525              --           4,938,300
     Impaired offering costs                                                    --             267,404           267,404
     Interest income                                                         (43,109)          (36,006)       (1,027,844)
     Interest expense                                                      4,615,296           286,889         6,868,332
                                                                        ------------      ------------      ------------
Total other expense                                                        6,897,730           606,721         9,765,445
                                                                        ------------      ------------      ------------

Net loss                                                                $(18,655,303)     $ (9,215,273)     $(70,456,875)
                                                                        ============      ============      ============
Deemed dividend on convertible preferred stock                             1,591,525         3,076,104         7,162,382
Dividend on convertible preferred stock                                      544,760           649,905         1,339,651
                                                                        ------------      ------------      ------------

Net loss applicable to common stockholders                              $(20,791,588)     $(12,941,282)     $(78,958,908)
                                                                        ============      ============      ============

Per share data:

     Basic and diluted                                                  $      (0.78)     $      (0.64)
                                                                        ============      ============

Weighted average number
    of common shares used in
    basic and diluted loss per share                                      26,539,602        20,378,250
                                                                        ============      ============

(1) Includes non-cash, stock-based compensation expense as follows:

     Research and development                                           $    253,831      $     18,573      $    728,643
     Sales and marketing                                                     154,590              --           5,491,148
     General and administrative                                            1,235,190            73,592         7,007,545
                                                                        ------------      ------------      ------------
                                                                        $  1,643,611      $     92,165      $ 13,227,336
                                                                        ============      ============      ============

                                     See Notes to Consolidated Financial Statements.

                                           AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                                                             From
                                                                                                             Inception
                                                                                   Year                      (July 14,
                                                                                   Ended                     1994) to
                                                                                 December 31,               December 31,
                                                                            2006              2005              2006
                                                                        ------------      ------------      ------------

Net loss                                                                $(18,655,303)     $ (9,215,273)     $(70,456,875)

Other comprehensive loss
     Foreign currency translation adjustments                                     --                --                --
                                                                        ------------      ------------      ------------
            Comprehensive loss                                          $(18,655,303)     $ (9,215,273)     $(70,456,875)
                                                                        ============      ============      ============


                                           AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


                                                                                                   Preferred Stock
                                                                                     Series A                      Series B
                                                                             Shares         Amount         Shares        Amount
                                                                          ------------   ------------   ------------   -----------
Balances at July 14, 1994 (date of inception)                                     --     $       --             --     $       --

Issuances of common stock, par value $.001
            Services rendered
            Cash

Net loss
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 1994

Common stock contributed
Issuances of common stock, par value $.001
            Services rendered
Stock options and warrants granted
Foreign currency translation adjustment
Net loss
                                                                          ------------   ------------   ------------   ------------

Balances at December 31, 1995

Issuances of common stock, par value $.001
            Cash, net of offering costs of $11,467
Foreign currency translation adjustment
Net loss
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 1996

Common stock contributed

Issuances of common stock, par value $.001
            Cash, net of offering costs of $832,551
            Services rendered
            Exercise of options
Common stock subscriptions
Sale of Underwriters warrants
Stock options and warrants granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 1997

Common stock subscriptions
Common Stock forfeited
Transfer of temporary equity to permanent capital
Issuances of common stock, par value $.001
            Cash
            Services rendered
Stock options and warrants granted (cancelled)
Discount relating to shares and warrants issued
Amortization of deferred compensation
Warrant exchange
Foreign currency translation adjustment
Net loss
                                                                          ------------   ------------   ------------   ------------

Balances at December 31, 1998

Issuances of common stock, par value $.001
            Cash
            Services rendered
            Exercise of option
Stock options granted  (cancelled)
Conversion of debt into common stock
Fair value of warrants associated with financing agreement
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes
Foreign currency translation adjustment
Net loss
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 1999

Issuances of common stock, par value $.001
            Cash, net of offering costs of $730,000
            Services rendered
            Exercise of options and warrants
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 2000

Issuances of common stock, par value $.001
            Exercise of options and warrants
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 2001

Issuances of common stock, par value $.001
            Exercise of options and warrants
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 2002

Issuances of common stock, par value $.001
            Exercise of options and warrants
Stock options granted (forfeited)
Amortization of deferred compensation
Macrovision sale
Foreign currency translation adjustment
Net income
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 2003

Issuances of preferred stock and warrants,
            net of offering costs of $607,570                                   52,500             52
Issuance of warrants
Stock options and warrants granted
Amortization of deferred compensation
Realized gain of foreign currency translation
Net loss
Deemed dividend on convertible preferred stock
Dividend on convertible preferred stock
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 2004                                                   52,500             52

Issuances of Series B preferred stock and warrants,                                                           77,650             78
Series A preferred stock converted into common                                 (31,322)           (31)
Series B preferred stock converted into common                                                                (6,500)            (7)
Warrants issued for Note Payable
Warrants issued for bridge loan
Stock options and warrants granted
Stock warrants exercised
Amortization of deferred compensation
Accrued penalty paid in common stock
Impaired offering costs
Net loss
Deemed dividend on convertible preferred stock
Dividend on convertible preferred stock
                                                                          ------------   ------------   ------------   -----------
Balances at December 31, 2005                                                   21,178   $         21         71,150   $         71
                                                                          ------------   ------------   ------------   ------------

Reclassification of deferred compensation upon adoption of SFAS 123R
Series A preferred stock converted into common                                 (10,760)           (11)
Series B preferred stock converted into common                                                               (38,150)           (38)
Warrants issued to debenture investors and placement agents
Warrants issued in connection with bridge loans
Stock options and warrants exercised
Stock based compensation
Stock issued to consultants
Net loss
Deemed dividend on convertible preferred stock and beneficial conversion feature on convertible debentures
Dividend on convertible preferred stock
                                                                          ------------   ------------   ------------   ------------
Balances at December 31, 2006                                                   10,418   $         10         33,000   $         33
                                                                          ============   ============   ============   ============





Table continued



                                                                                                                Common Stock
                                                                                   Common Stock                 Subscribed
                                                                            Shares          Amount         Shares        Amount
                                                                         ------------   ------------   ------------   ------------
Balances at July 14, 1994 (date of inception)                                    --     $       --              --    $        --

Issuances of common stock, par value $.001
            Services rendered                                              1,200,000          1,200
            Cash                                                           1,200,000          1,200

Net loss
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 1994                                              2,400,000          2,400             --             --

Common stock contributed                                                    (561,453)          (561)
Issuances of common stock, par value $.001
            Services rendered                                                361,453            361
Stock options and warrants granted
Foreign currency translation adjustment
Net loss
                                                                         ------------   ------------   ------------   ------------

Balances at December 31, 1995                                               2,200,000         2,200             --             --

Issuances of common stock, par value $.001
            Cash, net of offering costs of $11,467                            850,000           850
Foreign currency translation adjustment
Net loss
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 1996                                               3,050,000         3,050             --             --

Common stock contributed                                                     (135,000)         (135)

Issuances of common stock, par value $.001
            Cash, net of offering costs of $832,551                           908,000           908
            Services rendered                                                  74,000            74
            Exercise of options                                               374,548           375
Common stock subscriptions                                                                                  16,000        100,000
Sale of Underwriters warrants
Stock options and warrants granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 1997                                               4,271,548         4,272         16,000        100,000

Common stock subscriptions                                                     16,000            16        (16,000)      (100,000)
Common Stock forfeited                                                     (1,000,000)       (1,000)
Transfer of temporary equity to permanent capital                              15,000            15
Issuances of common stock, par value $.001
            Cash                                                               41,667            42
            Services rendered                                                 244,000           244
Stock options and warrants granted (cancelled)
Discount relating to shares and warrants issued                               156,111           156
Amortization of deferred compensation
Warrant exchange                                                              432,000           432
Foreign currency translation adjustment
Net loss
                                                                         ------------   ------------   ------------   ------------

Balances at December 31, 1998                                               4,176,326         4,177             --             --

Issuances of common stock, par value $.001
            Cash                                                              314,774           315
            Services rendered                                               1,227,000         1,227
            Exercise of option                                              1,714,952         1,715
Stock options granted  (cancelled)
Conversion of debt into common stock                                        3,220,508         3,221
Fair value of warrants associated with financing agreement
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes
Foreign currency translation adjustment
Net loss
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 1999                                              10,653,560        10,654             --             --

Issuances of common stock, par value $.001
            Cash, net of offering costs of $730,000                         3,680,937         3,681
            Services rendered                                                  16,269            16
            Exercise of options and warrants                                3,005,574         3,006
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 2000                                              17,356,340        17,357             --             --

Issuances of common stock, par value $.001
            Exercise of options and warrants                                 237,556            238
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 2001                                             17,593,896         17,594             --             --

Issuances of common stock, par value $.001
            Exercise of options and warrants                                 667,671            668
Stock options granted
Amortization of deferred compensation
Foreign currency translation adjustment
Net loss
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 2002                                              18,261,567        18,262             --             --

Issuances of common stock, par value $.001
            Exercise of options and warrants                                   60,000            60
Stock options granted (forfeited)
Amortization of deferred compensation
Macrovision sale                                                           (1,880,937)       (1,881)
Foreign currency translation adjustment
Net income
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 2003                                              16,440,630        16,441             --             --

Issuances of preferred stock and warrants,
            net of offering costs of $607,570
Issuance of warrants
Stock options and warrants granted
Amortization of deferred compensation
Realized gain of foreign currency translation
Net loss
Deemed dividend on convertible preferred stock
Dividend on convertible preferred stock
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 2004                                              16,440,630        16,441             --             --

Issuances of Series B preferred stock and warrants,
Series A preferred stock converted into common                              4,176,262         4,176
Series B preferred stock converted into common                                643,564           644
Warrants issued for Note Payable
Warrants issued for bridge loan
Stock options and warrants granted
Stock warrants exercised                                                     251,827            252
Amortization of deferred compensation
Accrued penalty paid in common stock                                          15,200             15
Impaired offering costs
Net loss
Deemed dividend on convertible preferred stock
Dividend on convertible preferred stock                                      788,368            788
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 2005                                              22,315,851   $    22,316             --    $        --
                                                                         ------------   ------------   ------------   ------------

Reclassification of deferred compensation upon adoption of SFAS 123R
Series A preferred stock converted into common                              1,434,666         1,434
Series B preferred stock converted into common                              4,257,756         4,258
Warrants issued to debenture investors and placement agents
Warrants issued in connection with bridge loans
Stock options and warrants exercised                                          661,018           661
Stock based compensation
Stock issued to consultants                                                   875,000           875
Net loss
Deemed dividend on convertible preferred stock and beneficial conversion feature on convertible debentures
Dividend on convertible preferred stock                                       715,455           716
                                                                         ------------   ------------   ------------   ------------
Balances at December 31, 2006                                              30,259,746   $    30,260   $              $
                                                                         ============   ============   ============   ============






Table Continued


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                             Additional        Other          During
                                                                               Paid-in      Comprehensive   Development
                                                                               Capital       Income (Loss)     Stage
                                                                            ------------    ------------    ------------
Balances at July 14, 1994 (date of inception)                                $       --      $       --      $       --

Issuances of common stock, par value $.001
            Services rendered
            Cash                                                                 23,800

Net loss                                                                                                        (42,085)
                                                                            ------------    ------------    ------------
Balances at December 31, 1994                                                     23,800             --         (42,085)

Common stock contributed                                                             561
Issuances of common stock, par value $.001
            Services rendered                                                     17,712
Stock options and warrants granted                                                   600
Foreign currency translation adjustment                                                          22,652
Net loss                                                                                                       (896,663)
                                                                            ------------    ------------    ------------

Balances at December 31, 1995                                                     42,673         22,652        (938,748)

Issuances of common stock, par value $.001
            Cash, net of offering costs of $11,467                               362,683
Foreign currency translation adjustment                                                          35,044
Net loss                                                                                                     (1,121,211)
                                                                            ------------    ------------    ------------
Balances at December 31, 1996                                                    405,356         57,696      (2,059,959)

Common stock contributed                                                             135

Issuances of common stock, par value $.001
            Cash, net of offering costs of $832,551                            5,000,440
            Services rendered                                                    832,551
            Exercise of options                                                    3,370
Common stock subscriptions
Sale of Underwriters warrants                                                         80
Stock options and warrants granted                                             1,875,343
Amortization of deferred compensation
Foreign currency translation adjustment                                                         (19,667)
Net loss                                                                                                     (4,119,612)
                                                                            ------------    ------------    ------------
Balances at December 31, 1997                                                  8,117,275         38,029      (6,179,571)

Common stock subscriptions                                                        99,984
Common Stock forfeited                                                             1,000
Transfer of temporary equity to permanent capital                                 77,141
Issuances of common stock, par value $.001
            Cash                                                                  24,958
            Services rendered                                                    620,344
Stock options and warrants granted (cancelled)                                  (255,992)
Discount relating to shares and warrants issued                                  486,307
Amortization of deferred compensation
Warrant exchange                                                                    (432)
Foreign currency translation adjustment                                                          41,386
Net loss                                                                                                     (5,578,540)
                                                                            ------------    ------------    ------------

Balances at December 31, 1998                                                  9,170,585         79,415     (11,758,111)

Issuances of common stock, par value $.001
            Cash                                                                 225,140
            Services rendered                                                  1,669,548
            Exercise of option                                                 1,401,660
Stock options granted  (cancelled)                                             4,449,015
Conversion of debt into common stock                                           3,376,748
Fair value of warrants associated with financing agreement                     3,845,400
Amortization of deferred compensation
Value assigned to beneficial conversion feature
     of convertible notes                                                        572,505
Foreign currency translation adjustment                                                         (22,444)
Net loss                                                                                                    (13,072,237)
                                                                            ------------    ------------    ------------
Balances at December 31, 1999                                                 24,710,602         56,971     (24,830,348)

Issuances of common stock, par value $.001
            Cash, net of offering costs of $730,000                           13,266,319
            Services rendered                                                    114,609
            Exercise of options and warrants                                     220,716
Stock options granted                                                          2,028,720
Amortization of deferred compensation
Foreign currency translation adjustment                                                         (10,725)
Net loss                                                                                                     (4,796,693)
                                                                            ------------    ------------    ------------
Balances at December 31, 2000                                                 40,340,966         46,246     (29,627,041)

Issuances of common stock, par value $.001
            Exercise of options and warrants                                      17,012
Stock options granted                                                            168,604
Amortization of deferred compensation
Foreign currency translation adjustment                                                          (9,312)
Net loss                                                                                                     (5,498,637)
                                                                            ------------    ------------    ------------
Balances at December 31, 2001                                                 40,526,583         36,934     (35,125,678)

Issuances of common stock, par value $.001
            Exercise of options and warrants                                       1,314
Stock options granted                                                              5,696
Amortization of deferred compensation
Foreign currency translation adjustment                                                          47,336
Net loss                                                                                                     (5,244,751)
                                                                            ------------    ------------    ------------
Balances at December 31, 2002                                                 40,533,593         84,270    (40,370,429)

Issuances of common stock, par value $.001
            Exercise of options and warrants
Stock options granted (forfeited)                                                 (3,611)
Amortization of deferred compensation
Macrovision sale                                                                (656,506)
Foreign currency translation adjustment                                                          (3,263)
Net income                                                                                                    3,466,602
                                                                            ------------    ------------    ------------
Balances at December 31, 2003                                                 39,873,476         81,007    (36,903,827)

Issuances of preferred stock and warrants,
            net of offering costs of $607,570                                  4,642,378
Issuance of warrants                                                             267,404
Stock options and warrants granted                                               179,379
Amortization of deferred compensation
Realized gain of foreign currency translation                                                   (81,007)
Net loss                                                                                                     (5,682,472)
Deemed dividend on convertible preferred stock                                 2,494,753                     (2,494,753)
Dividend on convertible preferred stock                                                                        (144,986)
                                                                            ------------    ------------    ------------
Balances at December 31, 2004                                                 47,457,390             --     (45,226,038)

Issuances of Series B preferred stock and warrants,                            7,084,092
Series A preferred stock converted into common                                    (4,145)
Series B preferred stock converted into common                                      (637)
Warrants issued for Note Payable                                                 108,660
Warrants issued for bridge loan                                                  104,985
Stock options and warrants granted                                               125,261
Stock warrants exercised                                                         188,978
Amortization of deferred compensation
Accrued penalty paid in common stock                                              14,121
Impaired offering costs
Net loss                                                                                                     (9,215,273)
Deemed dividend on convertible preferred stock                                 3,076,104                     (3,076,104)
Dividend on convertible preferred stock                                          626,384                       (649,905)
                                                                            ------------    ------------    ------------
Balances at December 31, 2005                                               $ 58,781,193    $              $(58,167,320)
                                                                            ------------    ------------    ------------

Reclassification of deferred compensation upon adoption of SFAS 123R            (126,625)
Series A preferred stock converted into common                                    (1,423)
Series B preferred stock converted into common                                    (4,220)
Warrants issued to debenture investors and placement agents                    3,282,288
Warrants issued in connection with bridge loans                                  412,464
Stock options and warrants exercised                                             258,957
Stock based compensation                                                       1,101,460
Stock issued to consultants                                                      567,775
Net loss                                                                                                    (18,655,303)
Deemed dividend on convertible preferred stock and beneficial conversion
            feature on convertible debentures                                  7,250,028                     (1,591,525)
Dividend on convertible preferred stock                                          544,044                       (544,760)
                                                                            ------------    ------------    ------------
Balances at December 31, 2006                                               $ 72,065,941    $              $(78,958,908)
                                                                            ============    ============    ============



Table Continued






                                                                                  Deferred        Deferred
                                                                               Offering Costs    Compensation            Total
                                                                                ------------    ------------           ---------
Balances at July 14, 1994 (date of inception)                                     $       --      $       --           $       --

Issuances of common stock, par value $.001
            Services rendered                                                                                               1,200
            Cash                                                                                                           25,000

Net loss                                                                                                                  (42,085)
                                                                                ------------    ------------          -----------
Balances at December 31, 1994                                                            --               --              (15,885)

Common stock contributed
Issuances of common stock, par value $.001
            Services rendered                                                                                              18,073
Stock options and warrants granted                                                                                            600
Foreign currency translation adjustment                                                                                    22,652
Net loss                                                                                                                 (896,663)
                                                                                ------------    ------------          -----------

Balances at December 31, 1995                                                             --              --             (871,223)

Issuances of common stock, par value $.001
            Cash, net of offering costs of $11,467                                                                        363,533
Foreign currency translation adjustment                                                                                    35,044
Net loss                                                                                                               (1,121,211)
                                                                                ------------    ------------          -----------
Balances at December 31, 1996                                                             --              --           (1,593,857)

Common stock contributed                                                                                                       --

Issuances of common stock, par value $.001
            Cash, net of offering costs of $832,551                                                                     5,001,348
            Services rendered                                                                       (500,000)             332,625
            Exercise of options                                                                                             3,745
Common stock subscriptions                                                                                                100,000
Sale of Underwriters warrants                                                                                                  80
Stock options and warrants granted                                                                (1,875,343)                  --
Amortization of deferred compensation                                                                972,567              972,567
Foreign currency translation adjustment                                                                                   (19,667)
Net loss                                                                                                               (4,119,612)
                                                                                ------------    ------------          -----------
Balances at December 31, 1997                                                             --      (1,402,776)             677,229

Common stock subscriptions                                                                                                     --
Common Stock forfeited                                                                                                         --
Transfer of temporary equity to permanent capital                                                                          77,156
Issuances of common stock, par value $.001
            Cash                                                                                                           25,000
            Services rendered                                                                       (620,588)                  --
Stock options and warrants granted (cancelled)                                                       255,992                   --
Discount relating to shares and warrants issued                                                                           486,463
Amortization of deferred compensation                                                               1,173,139           1,173,139
Warrant exchange                                                                                                               --
Foreign currency translation adjustment                                                                                    41,386
Net loss                                                                                                               (5,578,540)
                                                                                ------------    ------------          -----------

Balances at December 31, 1998                                                             --        (594,233)          (3,098,167)

Issuances of common stock, par value $.001
            Cash                                                                                                          225,455
            Services rendered                                                                       (445,725)           1,225,050
            Exercise of option                                                                                          1,403,375
Stock options granted  (cancelled)                                                                  (613,435)           3,835,580
Conversion of debt into common stock                                                                                    3,379,969
Fair value of warrants associated with financing agreement                                                              3,845,400
Amortization of deferred compensation                                                              1,374,518            1,374,518
Value assigned to beneficial conversion feature
     of convertible notes                                                                                                 572,505
Foreign currency translation adjustment                                                                                   (22,444)
Net loss                                                                                                              (13,072,237)
                                                                                ------------    ------------          -----------
Balances at December 31, 1999                                                             --        (278,875)            (330,996)

Issuances of common stock, par value $.001
            Cash, net of offering costs of $730,000                                                                    13,270,000
            Services rendered                                                                                             114,625
            Exercise of options and warrants                                                                              223,722
Stock options granted                                                                             (2,028,720)                  --
Amortization of deferred compensation                                                              1,527,024            1,527,024
Foreign currency translation adjustment                                                                                   (10,725)
Net loss                                                                                                               (4,796,693)
                                                                                ------------    ------------          -----------
Balances at December 31, 2000                                                             --        (780,571)           9,996,957

Issuances of common stock, par value $.001
            Exercise of options and warrants                                                                               17,250
Stock options granted                                                                               (168,604)                  --
Amortization of deferred compensation                                                                909,959              909,959
Foreign currency translation adjustment                                                                                    (9,312)
Net loss                                                                                                               (5,498,637)
                                                                                ------------    ------------          -----------
Balances at December 31, 2001                                                   $         --         (39,216)           5,416,217

Issuances of common stock, par value $.001
            Exercise of options and warrants                                                                                1,982
Stock options granted                                                                                 (5,696)                  --
Amortization of deferred compensation                                                                 35,251               35,251
Foreign currency translation adjustment                                                                                    47,336
Net loss                                                                                                                (5,244,751)
                                                                                ------------    ------------          -----------
Balances at December 31, 2002                                                  $          --    $     (9,661)             256,035

Issuances of common stock, par value $.001
            Exercise of options and warrants                                                                                   60
Stock options granted (forfeited)                                                                      3,611                   --
Amortization of deferred compensation                                                                  6,050                6,050
Macrovision sale                                                                                                         (658,387)
Foreign currency translation adjustment                                                                                    (3,263)
Net income                                                                                                              3,466,602
                                                                                ------------    ------------          -----------
Balances at December 31, 2003                                                 $          --     $         --            3,067,097

Issuances of preferred stock and warrants,
            net of offering costs of $607,570                                                                           4,642,430
Issuance of warrants                                                                (267,404)                                  --
Stock options and warrants granted                                                                  (179,379)                  --
Amortization of deferred compensation                                                                 85,850               85,850
Realized gain of foreign currency translation                                                                             (81,007)
Net loss                                                                                                               (5,682,472)
Deemed dividend on convertible preferred stock                                                                                 --
Dividend on convertible preferred stock                                                                                  (144,986)
                                                                                ------------    ------------          -----------
Balances at December 31, 2004                                                       (267,404)        (93,529)           1,886,912

Issuances of Series B preferred stock and warrants,                                                                     7,084,170
Series A preferred stock converted into common
Series B preferred stock converted into common
Warrants issued for Note Payable                                                                                          108,660
Warrants issued for bridge loan                                                                                           104,985
Stock options and warrants granted                                                                  (125,261)                  --
Stock warrants exercised                                                                                                  189,230
Amortization of deferred compensation                                                                 92,165               92,165
Accrued penalty paid in common stock                                                                                       14,136
Impaired offering costs                                                              267,404                              267,404
Net loss                                                                                                               (9,215,273)
Deemed dividend on convertible preferred stock                                                                                 --
Dividend on convertible preferred stock                                                                                   (22,733)
                                                                                ------------    ------------          -----------
Balances at December 31, 2005                                                  $                    (126,625)        $    509,656
                                                                                ------------    ------------         ------------

Reclassification of deferred compensation upon adoption of SFAS 123R                                 126,625
Series A preferred stock converted into common
Series B preferred stock converted into common
Warrants issued to debenture investors and placement agents                                                             3,282,288
Warrants issued in connection with bridge loans                                                                           412,464
Stock options and warrants exercised                                                                                      259,618
Stock based compensation                                                                                                1,101,460
Stock issued to consultants                                                                          (26,499)             542,151
Net loss                                                                                                              (18,655,303)
Deemed dividend on convertible preferred stock and beneficial conversion
            feature on convertible debentures                                                                           5,658,503
Dividend on convertible preferred stock
                                                                                ------------    ------------          -----------
Balances at December 31, 2006                                                  $               $     (26,499)        $ (6,889,163)
                                                                                ============    ============          ============


                                        AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                                          From
                                                                                               Twelve Months            Inception
                                                                                                   Ended            (July 14, 1994)
                                                                                                December 31,        to December 31,
                                                                                           2006            2005            2006
                                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $(18,655,303)   $ (9,215,273)   $(70,456,875)
     Adjustments to reconcile net loss
      to net cash used by operating activities:
          Depreciation and amortization                                                     996,613         123,117       2,082,995
          Forgiveness of note receivable, officer                                              --              --           100,000
          Loss from disposition of fixed assets                                                --             1,692         197,065
          Bad debt expense                                                                     --              --           161,000
          Amortization of note discount and finance costs                                 2,600,064         130,907       7,397,196
          Impaired offering costs                                                              --           267,404         267,404
          Foreign currency translation adjustment and realized gain                            --              --           (82,535)
          Beneficial conversion feature of convertible debt                               1,873,161            --         2,445,666
          Stock, warrants and options issued for services and settlement                  1,643,611          92,165      13,400,297
          Payment of common stock issued with guaranteed selling price                         --              --          (155,344)
          Net losses of affiliate                                                              --              --         1,196,656
          Impairment loss on investment in affiliate                                           --              --           748,690
          Gain on sale of Copy Protection Business                                             --              --        (5,708,328)
          Gain on sale of investment in affiliate                                              --              --           (40,000)
          Inventory write off                                                               898,802            --           898,802
          Impairment of intangibles                                                         880,021            --           880,021
          Increase (decrease) in cash attributable
           to changes in assets and liabilities
                Accounts receivable                                                          (6,224)           --            (5,670)
                Inventories                                                                 (72,788)       (929,017)     (1,001,805)
                Prepaid expenses and other current assets                                  (320,827)         51,008        (429,678)
                Other assets                                                                   --           (46,750)        (46,750)
                Accounts payable                                                              8,156       1,189,706         917,540
                Accrued expenses                                                             12,933         316,970       1,670,524
                Accrued penalties                                                         1,893,698            --         1,771,335
                Accrued interest                                                            531,753            --           782,772
                                                                                       ------------    ------------    ------------

          Net cash used by operating activities                                          (7,716,330)     (8,018,071)    (43,009,022)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of fixed assets                                                       --              --            68,594
     Purchases of property and equipment                                                   (242,838)       (643,360)     (2,048,583)
     Development of capitalized software                                                 (1,121,796)     (1,260,382)     (2,382,178)
     Proceeds from sale of Copy Protection Business                                            --              --         5,050,000
     Proceeds from sale of investment in affiliate                                             --              --            40,000
     Investment in ComSign, Ltd.                                                               --              --        (2,000,000)
     Increase in note receivable, officer                                                      --              --          (100,000)
     Increase in note receivable                                                               --              --          (130,000)
     Increase in organization costs                                                            --              --            (7,680)
                                                                                       ------------    ------------    ------------

          Net cash used by investing activities                                          (1,364,634)     (1,903,742)     (1,509,847)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from issuance of convertible preferred stock                                 --         7,084,170      11,726,600
     Proceeds from exercise of warrants                                                        --           189,230         189,230
     Proceeds from issuance of common stock                                                 259,618            --        21,436,972
     Stock offering costs                                                                      --              --          (475,664)
     Deferred financing costs                                                            (1,474,778)       (122,530)     (2,279,620)
     Proceeds from notes payable                                                          3,997,097       1,000,000       4,997,097
     Proceeds from short-term borrowings                                                       --              --         1,356,155
     Payments on capital lease obligations                                                   (4,966)         (2,928)         (7,894)
     Proceeds from long-term debt                                                              --              --         2,751,825
     Proceeds from convertible debentures                                                 9,150,000            --        11,150,000
     Repayment of notes payable and short-term borrowings                                (2,811,500)           --        (4,168,582)
     Repayments of long-term debt                                                              --              --        (1,615,825)
     Dividends paid to preferred stockholders                                                  --          (167,719)       (167,719)
                                                                                       ------------    ------------    ------------

          Net cash provided by financing activities                                       9,115,471       7,980,223      44,892,575
                                                                                       ------------    ------------    ------------

Effect of exchange rate changes on cash                                                        --              --            (5,412)
                                                                                       ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             34,507      (1,941,590)        368,294

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              333,787       2,275,377            --
                                                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $    368,294    $    333,787    $    368,294
                                                                                       ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
          Cash paid during the periods for:
                Interest                                                               $     30,000    $      5,514    $    512,492
                                                                                       ============    ============    ============

          Non-cash investing and financing activities:

                Deemed dividend in connection with sale
                   of convertible preferred stock                                      $  1,591,525    $  3,076,104    $  7,162,382
                                                                                       ============    ============    ============

                Beneficial conversion feature in connection with sale
                   of convertible debentures                                           $  5,658,503    $       --      $  5,658,503
                                                                                       ============    ============    ============

                Issuance of Common Stock warrants in connection with
                   Convertible debentures                                              $  3,282,288    $       --      $  3,282,288
                                                                                       ============    ============    ============

                Issuance of common stock warrants in connection
                   with note payable                                                   $       --      $    108,660    $    108,660
                                                                                       ============    ============    ============

                Original issue discount on notes payable                               $    218,163    $     80,000    $    298,163
                                                                                       ============    ============    ============

                Issuance of common stock warrants in connection
                   with bridge loans                                                   $    412,464    $    104,985    $    517,449
                                                                                       ============    ============    ============

                Capital leases                                                         $       --      $     20,158    $     20,158
                                                                                       ============    ============    ============

                Late filing penalty on preferred stock registration
                   paid in common stock                                                $       --      $     14,136    $     14,136
                                                                                       ============    ============    ============

                Repayments of notes payable by issuance
                   of convertible debentures                                           $    850,000    $       --      $    850,000
                                                                                       ============    ============    ============




                                See Notes to Consolidated Financial Statements

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

Amedia Networks, Inc. (hereinafter, the "Company" or "Amedia"), is a development stage company that designs, develops and markets technology-based broadband access solutions for voice, video and data services and home networking applications. The Company's products are designed to provide key functionality that enables service providers to deliver "triple play" (voice, video and data) broadband communication to their subscribers. These products are designed for placement at various points in the network infrastructure layout and within the home and can be deployed with optical fibers as well as with copper wires. A portion of the core technologies underlying the Company's initial broadband access products were co-developed with Lucent Technologies, Inc. ("Lucent") at Lucent's Bell Labs in New Jersey pursuant to a Development and Licensing Agreement with Lucent dated as of January 6, 2004 (the "Development and Licensing Agreement") entered into by the Company and Lucent. Under the Development and Licensing Agreement, Lucent has granted to Amedia a worldwide and perpetual non-exclusive license to manufacture, develop and sell products designed to deliver broadband based access solutions utilizing the Lucent owned technologies and related patents. The Company is marketing its initial products to communications carriers and communication equipment companies.

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses for the past several years, the majority of which are related to the development of the Company's copy protection business which it sold in May 2003. These losses have produced operating cash flow deficiencies, and negative working capital. As indicated in the accompanying consolidated financial statements, as of and for the year ended December 31, 2006, the Company had a cash balance of $368,294 and incurred a net loss applicable to common stockholders of $ 20,791,588. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to meet its operating requirements and realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's future operations are dependent upon management's ability to find sources of additional equity capital. The Company needs to raise additional funds on an immediate basis to continue to meet its liquidity needs, repay short-term loans that matured in March 2007 and have not been repaid and additional short-term loans scheduled to mature in May 2007, realize its current business plan and maintain operations. Management of the Company is continuing its efforts to secure funds for its operations.

As more fully described in Note 6 (Private Placement) and 5 (Notes Payable), the Company funded its operations during 2006 from the proceeds of the sale of its short-term notes issued (and subsequently repaid) from December 2005 through April 2006, the Private Placement in May 2006, additional short-term loans in the amount of $1,381,940 of net proceeds that it obtained between October and December 2006 and $1,241,900 from the work done for Motorola under the Strategic Alliance Agreement. The Company also raised net proceeds of $914,707 during 2007. See Note 13A (Subsequent Events). As of March 22, 2007, the Company has not repaid principal and accrued interest that became due as of such date in the aggregate amount of $1,407,699. In addition, the Company did not make interest payments in the aggregate amount of $725,479 due and owing as of March 31, 2007 and certain other payments in the aggregate amount of approximately $1.7 million owing as of March 31, 2007 to the holders of the convertible debentures that the Company issued in the May 2006 private placement. The delivery of notice to the Company by any one of these holders demanding immediate payment will trigger an Event of Default under the agreements with the debenture holders and entitle these holders to foreclose on our property. The Company and the holders of these debts are in discussions in an attempt to address these and resolve these issues but no assurance can be provided that the Company will be able to reach a mutually acceptable resolution of these issues. See Note 13. An Event of Default will materially adversely affect the Company's business and may result in the cessation of operations.

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

During 2006 the Company has reclassified certain components of its stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff
        Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No.123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

Prior to January 1, 2006, the Company accounted for awards granted under those plans following the recognition and measurement principles of APB 25.

Pro-forma net loss for the year ended December 31, 2005, including effects of expensing stock options, follows:


Net loss applicable to common stockholders, as reported                                             (12,941,282)
Add:  Stock based compensation included in net loss                                                      14,000
Less: Stock based compensation - fair value method                                                      715,511
                                                                                                    -----------
Pro-forma net loss applicable to common stockholders, as reported                                   (13,642,793)
                                                                                                    ===========
Net loss per share applicable to common stockholders, basic and diluted, as reported                      (0.64)
Pro forma affect of stock based compensation expense-fair value method                                    (0.03)
                                                                                                    -----------
Pro forma net loss per share applicable to common stockholders, basic and diluted, as reported            (0.67)

The fair value of each option granted in 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                         2005
                                                         ----
                 Risk free interest rates                3.76%
                 Expected option lives                   3.4
                 Expected volatilities                   69%
                 Expected dividend yields                None


FOREIGN CURRENCY TRANSLATIONS

The financial statements of TTR Ltd. have been translated into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board
(FASB). Assets and liabilities have been translated at year-end exchange rates and expenses have been translated at average rates prevailing during the year. The translation adjustments have been recorded as a separate component in the consolidated statement of stockholders' equity (deficiency). TTR Ltd. has been inactive since December 2002 and the Company has not recorded any foreign currency translation adjustments during 2006 or 2005.

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

Common stock equivalents have been excluded from the weighted-average shares for the years ended December 31, 2006 and 2005 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 8,348,894 and 7,002,642 shares of Common Stock were outstanding at December 31, 2006 and 2005, respectively. Potentially dilutive warrants to purchase 23,838,947 and 14,228,786 shares of Common Stock were outstanding at December 31, 2006 and 2005, respectively. In addition, there were 10,418 and 21,178 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 1,389,067 and 2,823,733 and shares of Common Stock at December 31, 2006 and 2005, respectively. In addition, 33,000 and 71,150 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share, were outstanding and potentially convertible into 4,400,000 (at a conversion rate of $.75) and 7,044,554 shares of Common Stock (at a conversion rate of $1.01) at December 31, 2006 and 2005.

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

Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer's location when the risks and rewards of ownership have passed to the customer. During the years ended December 31, 2006 and 2005 the Company recorded $32,723 and $5,548 respectively from sales of units of its products developed under the Motorola Strategic Alliance Agreement, QoStream products and related hardware.

INVENTORY

Inventory includes costs for materials and finished product which is stated at the lower of cost or market. As of December 31, 2006 any items relieved from inventory have been determined under the specific identification method. The balance at December 31, 2006 of inventories amounted to $103,003, which included finished goods of $87,229 and raw materials of $15,774. The Company wrote off $898,802 of inventory, consisting of $705,316 of finished goods and $193,486 of raw materials, due to obsolescence during the fourth quarter of 2006 which is recorded as a charge to operations in the accompanying consolidated statements of operations. This was due to the Company focusing its efforts on new technology for its product line.

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

INTERNAL USE SOFTWARE

Certain costs of computer software developed or obtained for internal use are capitalized and amortized on a straight-line basis over three years. The capitalized costs related to internal use software are included in property and equipment. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to the existing system, are expensed as incurred.

CAPITALIZED SOFTWARE COSTS

During the year ended December 31, 2006 and 2005 the Company capitalized $1,121,796 and $1,260,382, of internally developed software product costs. Capitalization of software development costs that are to be sold, leased or otherwise marketed begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in SFAS No. 86. Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached, which was reached for certain products during 2006.


                                       2006                   2005
                                -------------------     ------------------

BEGINNING OF YEAR                   1,260,382                   0
CAPITALIZED                         1,121,796               1,260,382
AMORTIZATION                        (793,615)                   0
WRITE OFF                           (880,021)                   0
                                -------------------     ------------------

  NET                                708,542                1,260,382
                                ===================     ==================

As a result of the impairment discussed below, the remaining capitalized software as of December 31, 2006 has not been made "generally available" and, accordingly, amortization has not yet begun.

IMPAIRMENT OF LONG LIVED ASSETS

The Company reviews the carrying value of its intangible assets when specific events and circumstances would indicate that their carrying amounts may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of the intangible assets can be recovered. If it is determined that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows, the carrying value of the assets would be considered impaired. An impairment charge is measured as the excess of the carrying amount of an intangible asset over its estimated fair value. During 2006, certain intangible assets recorded as capitalized software costs were impaired during the fourth quarter resulting in a charge to operations of $880,021 in the accompanying consolidated statements of operations. This was due to the Company focusing its efforts on new technology for its product line. The Company determined that its intangible assets were not impaired during the year ended December 31, 2005. There can be no assurance that future impairment tests of the intangible assets will not result in an additional charge to operations.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the years ended December 31, 2006 and 2005 were $4,866,851 (net of $1,460,705 received from Motorola under our development agreement-See Note 8) and $3,975,852, respectively.

INCOME TAXES

The Company uses the asset and liability method to determine its income tax expense. This method requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss carry-forwards. Deferred tax expense or benefit is recognized as a result of the changes in the assets and liabilities during the year.

Valuation allowances are established when required, to reduce deferred tax assets, if it is more likely than not that all or a portion of it will not be realized.

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

COMPREHENSIVE LOSS

In January 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income or loss. Since 1998, the foreign currency translation adjustment was the Company's only component of comprehensive loss. The Company has not recorded any foreign currency translation adjustments during 2006 or 2005.

REGISTRATION RIGHTS AGREEMENTS

The Company has adopted View C of EITF 05-4 "Effects of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and to cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidated damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights wit these characteristics are accounted for as derivative financial instruments at fair value an (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternatives are classified as equity instruments. At December 31, 2006, the Company recorded registration rights penalty liabilities totaling $2,156,946 which have been included on the accompanying consolidated balance sheet. In December 2006, the FASB issued FSP 00-19-2 which may impact the accounting for the penalties described above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The Company does not expect SFAS No. 155 to have a material effect on the financial position or results of operations of the Company.

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company does not expect FIN 48 to have a material effect on the financial position or results of operations of the Company.

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


In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for the fiscal year ending after November 15, 2006. The adoption of SAB 108 did not impact the Company's financial statements.

In November 2006, EITF reached a final consensus in EITF issue 06-6 "Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments". The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning November 29, 2006. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and financial condition.

In November 2006, the FASB ratified EITF Issue No. 06-7 "Issuers Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal change causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholder's equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and financial condition.

In December 2006, the FASB issued FSP EITF 00-19-2 "Accounting for Registration Payment Agreements". FSP EITF 00-19-2 addresses an issuers accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 "Accounting for Contingencies". FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to those arrangements entered into prior to December 21, 2006. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and financial condition.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the adoption of this statement on the Company's results of operations and financial condition.

NOTE 4- FINANCINGS

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

Pursuant to the terms of the agreements with the holders of the Series A Preferred Stock, the Company filed on November 24, 2004 a registration statement (the "Registration Statement") covering the Common Stock underlying the Series A Preferred Stock, the Investor

Warrants and the Placement Agent Warrants which was declared effective on February 11, 2005. As a result of a delay in the filing and the effectiveness of the Registration Statement beyond the dates specified in the agreements with the holders of the Series A Preferred Stock, under the agreements with the holders of the Series A Preferred Stock, the Company is required to pay the holders of the Series A Preferred Stock upon request a penalty in the aggregate amount of approximately $199,500. For the year ended December 31, 2004 the Company recorded this amount as a late filing penalty. In addition, as a post effective amendment to such Registration Statement became effective as of November 6, 2006, the Company accrued an additional late filing penalty of $118,552 (reflecting penalties due through the effective date of the registration statement) as of December 31, 2006.

SERIES B PREFERRED STOCK

On April 26, 2005 the Company completed a private placement to certain individual and institutional investors of 60,000 shares of Series B 8% Convertible Preferred Stock par value $0.001 per share (the "Series B Preferred Stock") for gross proceeds of $6 million. Thereafter, on May 9, 2005, the Company sold to institutional investors an additional 17,650 shares of Series B Preferred Stock for aggregate gross proceeds of $1,765,000 (together with the private placement in April 2005 the "2005 Private Placement"). Each share of Series B Preferred Stock has a stated value of $100 and is convertible into shares of Common Stock at an initial conversion rate of $1.01 per share, subject to adjustment in the event of certain lower priced issuances of Common Stock equivalents and certain capital adjustments or similar transactions, such as a stock split or merger. The rights and preferences of the Series B Preferred Stock are set forth in a Certificate of Designations of Rights and Preferences that Company filed with the Secretary of State of the State of Delaware on April 20, 2005. In connection with the issuance of the Series B Preferred Stock, the Company issued to the investors five-year warrants (the "Series B Investor Warrants") to purchase, in the aggregate, up to approximately 3,844,062 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in the event of certain lower priced issuances of Common Stock equivalents and certain capital adjustments or similar transactions, such as a stock split or merger. Holders of the Investor Warrants are entitled to exercise those warrants on a cashless basis following the first anniversary of issuance if a registration statement covering the Common Stock issuable upon exercise of the Investor Warrants is not in effect at the time of exercise.

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

Dividends on the Series B Preferred Stock accrue at the rate of 8% per annum and are payable bi-annually on each of June 30 and December 31 and on conversion. When due, dividends may be paid, at the option of the Company, either in cash or in shares of Common Stock at a rate equal to 90% of the volume weighted average market price of the Common Stock for the five trading days before payment. If not converted earlier, the Series B Preferred Stock will automatically convert on the fifth anniversary of issuance into shares of Common Stock at the conversion price then in effect. The Company issued shares of Common Stock with a fair market value of $436,679 and $444,539 for the preferred stock dividend and recorded a charge to net loss applicable to common stockholders for the year ended December 31, 2006 and December 31,2005 respectively..

In connection with the placement of the Series B Preferred Stock, the Company issued to a placement agent warrants (the "Placement Agent Warrants") to purchase up to 1,153,220 shares of Common Stock, pursuant to which (i) 768,814 shares are issuable at a per share exercise price of $1.01 and (ii) 384,406 shares are issuable at a per share exercise price of $1.50. The Placement Agent Warrants have an expiration date of approximately five years from the closing and are exercisable on substantially the same terms and conditions as the Series B Investor Warrants, including without limitation, expiration date, potential adjustments and cashless exercise rights. In addition, at the closing the Company also paid to the placement agent fees totaling 8% of the gross proceeds.

The post effective amendment to the registration statement covering the Common Stock underlying Series B Preferred Stock, the Series B Investor Warrants and the Series B Placement Agent Warrants became effective as November 6, 2006. Accordingly, the Company accrued penalties of $169,473 for the period from June 1, 2006 to November 6, 2006 in connection with the filing and effectiveness of such post effective amendment to such registration statement.

NOTE 5- NOTES PAYABLE

During 2005:

(i) On April 5, 2005 the Company entered into a Bridge Loan Agreement ("April 2005 Bridge Loan Agreement") with an institutional investor (the "April 2005 Bridge Lender") pursuant to which the April 2005 Bridge Lender advanced a loan to the Company in the principal amount of $1,500,000 (the "Bridge Loan"). Interest on the April 2005 Bridge Loan accrued at the rate of 7% per annum. Pursuant to the April 2005 Loan Agreement, the Company issued to the April 2005 Bridge Lender a convertible promissory note in the principal amount of $1,500,000. To secure the Company's obligations under the April 2005 Bridge Loan, the Company granted to such investor a security interest in substantially all of its assets, including without limitation, its intellectual property. The Company received net proceeds of $1,350,000 from the proceeds of the loan, after the payment of transaction related fees and expenses. These fees and expenses were recorded as interest expense during the year ended December 31, 2005. On April 26, 2005 the Company repaid to the April 2005 Bridge Lender $1,505,178 from the proceeds of the 2005

Private Placement, representing the outstanding principal amount of the April 2005 Bridge Loan, fees, and expenses and interest accrued thereon and the lien on the assets was released.

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

(ii) On December 22, 2005 the Company entered into a Bridge Loan Agreement ("December 2005 Bridge Loan Agreement") with two institutional investors (collectively the " December 2005 Bridge Investors ") pursuant to which the December 2005 Bridge Investors advanced a loan to the Company in the aggregate principal amount of $1,000,000 (the " December 2005 Bridge Loan"). Pursuant to the December 2005 Bridge Loan Agreement, the Company issued to the December 2005 Bridge Investors secured promissory notes in the aggregate principal amount of $1,080,000 (collectively the " December 2005 Bridge Notes"), representing an original issue discount of 8%. The Notes were scheduled to mature on the date (the "Maturity Date") which is the earlier of (i) a subsequent financing that generates, on a cumulative basis together with any other interim financings, gross proceeds to the Company of at least $2 million or (ii) April 21, 2006. To secure the Company's obligations under the December 2005 Bridge Loan, the Company granted to these investors a security interest in substantially all of its assets, including without limitation, its intellectual property, under the terms and conditions of a Security Agreement (the "December 2005 Security Agreement") dated as of the date of the December 2005 Bridge Loan Agreement, which security interest, by its terms, is released upon payment or other satisfaction of the outstanding amounts. The Company received net proceeds of $877,470 from the proceeds of the loan, after the payment of transaction related fees and expenses. In connection with the December 2005 Bridge Loan, the Company issued to these December 2005 Bridge Investors a five-year warrant (the "December 2005 Bridge Warrants") to purchase up to 500,000 shares of Common Stock at a per share exercise price of $1.50, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger or, under certain circumstances (including obtaining appropriate consent of certain other parties), if prior to the expiration of exercise period, the Company issues warrants having a lower exercise price to investors in a subsequent financing transaction.

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

On May 5, 2006, the Company paid to the December 2005 Bridge Investors a total of $750,000 from the proceeds of the May 2006 Private Placement referred to in
Note 5 (Private Placement) below in satisfaction of the December 2005 Bridge Notes. Certain of the investors in these bridge loans elected to participate in the Convertible Debenture transaction and, accordingly, approximately $850,000 in principal amount of bridge loans was offset against these investors' purchases of the Convertible Debentures.

The December 2005 Bridge Loan Agreement provides that, prior to the Maturity Date, the Company can obtain up to an additional $500,000 in short term funding (the "Additional Short-Term Loans") from these investors or other sources with such additional amount being secured PARI-PASSU with the amounts advanced under the December 2005 Bridge Notes, subject to certain specified conditions

During 2006:

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

The Company recorded a $40,134 discount on the short term loan based upon the relative fair values of the January 20, 2006 Bridge Notes and the January 20, 2006 Bridge warrants that was amortized over the 91day term of the note. Amortization of the discount on the January 20, 2006 short term loan for the year ended December 31, 2006 was $40,134 and is included as interest expense in the accompanying condensed consolidated statement of operations. The Company amortized the $30,000 original issue discount over the 91day term of the January 20, 2006 short term loan. Amortization of the discount on the note payable for the year ended December 31, 2006 was $30,000 and is included as interest expense in the accompanying consolidated statements of operations.

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

The Company recorded a $205,182 discount on the notes payable based upon the relative fair values of the note and the Common Stock purchase warrants that it amortized over the term of the note. Amortization of the discount on the note payable for the year ended December 31, 2006 was $205,182 and is included as interest expense in the accompanying consolidated statement of operations. The Company amortized the $85,000 original issue discount over the term of the Notes. Amortization of the discount on the notes payable for the year ended December 31, 2006 was $85,000 and is included as interest expense in the accompanying consolidated statements of operations. The Company paid $171,590 of financing costs on the notes payable which are being amortized over the term of the Notes which vary from 79 to 92 days. Amortization of the issue costs on the note payable for the year ended December 31, 2006 was $171,590 and is included as interest expense in the accompanying consolidated statements of operations.

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

The Company recorded a $93,639 discount on the notes payable based upon the relative fair values of the note and the Common Stock purchase warrants that was amortized over the term of the note. Amortization of the discount on the note payable for the year ended December 31, 2006 was $93,639 and is included as interest expense in the accompanying consolidated statement of operations. The Company amortized the $16,500 original issue discount over the term of the Notes. Amortization of the discount on the notes payable for the year ended December 31, 2006 was $16,500 and is included as interest expense in the accompanying consolidated statements of operations. The Company paid $48,500 of issue costs on the notes payable which was amortized over the term of the Notes. Amortization of the issue costs on the note payable for the year ended December 31, 2006 was $48,500 and is included as interest expense in the accompanying consolidated statements of operations.

(iv) On April 19, 2006, the Company issued warrants to purchase up to an additional 150,000 shares of Common Stock, on terms and conditions identical to the January 2006 Bridge Loan Warrants, as consideration for the extension from April 21, 2006 to May 21, 2006 of the scheduled maturity date of the December 2005 and January 2006 Bridge Notes, with an aggregate principal amount of $1,610, 000. In addition the Company agreed to pay these same investors $30,000. In connection with the extension of the stated maturity date of these loans, the Company recorded a $73,509 discount to the face values of the bridge notes which was amortized over the extended term of the notes and is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2006.

(v) Between October 23, 2006 and December 28, 2006, pursuant to the terms of a Bridge Loan Agreement, dated as of October 10, 2006 (the "Loan Agreement"), the Company obtained short-term working capital loans (hereinafter, collectively the "Loan") in the approximate gross amount of $1.45 million. The Loans were made in response to the Company's offer (the "Offer") in October 2006, to the purchasers of its Series A Preferred Stock and its Series B Preferred Stock to reinstate elements of the anti-dilution price protection that was originally included in the agreements (such protection, respectively, the "Price Protection Provisions") with the purchasers of these securities in consideration of new Loans that these investors make to the Company. By their terms, the relevant Price Protection Provisions expired in August 2005 with respect to the Series A Preferred Stock and in August 2006 with respect to the Series B Preferred Stock. Under the Company's offer, each investor who advanced a Loan to the Company (each, a "Qualified Investor") received the benefit of the relevant Price Protection Provisions with respect to three times the principal amount that is advanced to the Company by that Qualified Investor (hereinafter, the "Protected Amount") in connection with a Loan. Under the terms of the Offer, the Price Protection Provisions will be operative with respect to Series A Preferred Stock and/or Series B Preferred Stock, as well as the warrants issued in connection therewith, held by such Qualified Investor on the day on which the Loan is advanced to the Company from that closing date through August 31, 2007 (the "Current Protection Period"). An initial closing of $600,000 in gross proceeds occurred on October 23, 2006 (the "Initial Closing Date"). The Offer expired on December 31, 2006. Purchasers of the Series A Preferred Stock and/or Series B Preferred Stock who did not make any Loans pursuant to the Offer will not have the benefit of the Price Protection Provisions during this period.

Pursuant to the Loan Agreement, the Loan from each Qualified Investor is evidenced by the Company's promissory note (each, a "Note" and collectively, "Notes") in the principal amount equal to the amount advanced by such Qualified Investor multiplied by the Applicable Percentage. The "Applicable Percentage" is the percentage which is equal to (x) one hundred percent (100%), plus (y) (1) the percent equal to twenty-four percent (24%), multiplied by (2) the fraction, of which the numerator is the number of days from the closing date of the Loan for the relevant Qualified Investor until February 20, 2007 (the "Stated Maturity Date"), which is 120 days after the Initial Closing Date, and the denominator is 360. The Stated Maturity Date was subsequently extended to March 22, 2007, which extension is discussed further below. The aggregate face amount of the Notes is $1,535,000. Each of the Notes, whether issued on the Initial Closing Date or on a subsequent closing date, is scheduled to mature on the date (the "Maturity Date") which is the earliest of (i) the Stated Maturity Date,
(ii) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings after the Initial Closing Date (except for the proceeds of the Loans and certain limited exceptions specified in the Notes), gross proceeds to the Company of at least $2 million or (iii) the date on which a holder of a Note accelerates payment of the Note while there is an Event of Default existing under that Note. Prior to the Maturity Date, the Company may, at its option, prepay the Notes in whole or in part. If not paid at maturity, interest on the Notes will accrue at 24% per annum from the Maturity Date until the actual date of payment.

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

At the request of the Company, holders of approximately $1.463 million in principal amount of the 2006 Notes agreed to extend the maturity date of such notes until March 22, 2007 in consideration of the Company's payment of a portion of the principal of their respective 2006 Notes, and the Company's agreement that the interest on the unpaid balance of the outstanding principal amount of these loans will accrue interest at a rate of 24% per annum. One of the holders of the 2006 Notes did not agree to the extension and accordingly its note in the principal amount of $71,020 was paid in full. Payments were made from the proceeds of short-term loans that were advanced to the Company on February 27, 2007. See Note 13C (Subsequent Events).

In connection with the placement of the Notes, the Company paid to a registered broker dealer which acted as placement agent a cash fee equal to 10% of the aggregate amount advanced to the Company on account of the Notes. The Company incurred additional closing related fees and expenses.

The Company recorded and is amortizing the $86,663 of original issue discount over the term of the Notes. Amortization of the discount on the notes payable for the year ended December 31, 2006 was $37,578 and is included as interest expense in the accompanying consolidated statements of operations. The Company paid $165,158 of financing costs on the notes payable which are being amortized over the term of the Notes which vary from 53 to 120 days. Amortization of the issue costs on the note payable for the year ended December 31, 2006 was $62,652 and is included as interest expense in the accompanying consolidated statements of operations.

See Note 12 (Related Party Transactions) for advances made by a Company insider.

NOTE 6 - MAY 2006 PRIVATE PLACEMENT

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

The Debentures mature on April 30, 2008 and are convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $0.75 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the Debentures accrues at the rate of 8% per annum, payable upon conversion or semi-annually (June 30 and December 31 of each year, with the first scheduled payment date being December 31, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of Common Stock at a rate equal to 90% of the volume weighted average price of the Common Stock for the five trading days ending on the trading day immediately preceding the relevant interest payment date; provided that interest payments may be made in shares of Common Stock only if on the relevant interest payment date the Registration Statement (as defined below) is then effective. In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the Debentures by giving advance notice and paying an amount equal to 120% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their Debentures prior to the actual prepayment. The Company recorded accrued interest of $528,219 in the accompanying consolidated financial statements for the year ended December 31, 2006 for this transaction.

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

The Company undertook to file, within 75 days after the closing, a registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and the Warrants, as well as certain other securities agreed to by the parties and to use reasonable best efforts to cause the Registration Statement to be declared effective within 120 days of the closing. The Registration Statement was filed on January 26, 2007. Under the agreements with the holders of the Debentures, the Company is obligated to pay liquidated damages to the holders of the Debentures because the Registration Statement was not filed within the time frame provided therein and the registration statement was not declared effective within 120 days of the Closing Date Accordingly, the Company recorded accrued estimated penalties of approximately $1,700,000 at December 31, 2006 (estimated through March 31, 2007 pursuant to View C of ETIF 05-4). The Debenture holders have the right to have these liquidated damages paid in shares of Common Stock (valued at the conversion price).

The May 2006 Private Placement resulted in a beneficial conversion feature of $5,658,503 which the Company recorded as a discount to the face value of the Debentures. The Company also recorded a $2,191,836 discount on the Debentures based upon the relative fair values of the Debentures and the Investor Warrants. During the year ended December 31, 2006, $2,598,733 of these discounts was amortized and is included in interest expense in the accompanying consolidated financial statements. The remaining unaccreted discount of $5,251,606 will be amortized over the remaining term of the Debentures.

In connection with the placement of the Debentures, a placement agent has received a cash fee of $1,000,000 and warrants, with a grant date value of $1,090,452, to purchase up to 2,000,000 shares of the Company's Common Stock, of which warrants for 1,333,333 shares have an initial exercise price equal to $0.75 per share and warrants for 666,667 shares have an initial exercise price equal to $1.50. These warrants become first exercisable on the earlier of (i) the sixth month following the effective date of the Registration Statement or
(ii) one year after issuance and continue to be exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement occurs. The resale of the Common Stock underlying the Placement Agent's Warrants will also be included in the Registration Statement. The Company paid an additional $84,500 in other costs associated with the placement of the Debentures. Accordingly, a total of $2,174,952 was recorded as deferred financing costs. During the year ended December 31, 2006 $360,940 and $358,970 were amortized and are included in interest expense and amortization of deferred financing costs respectively.

The placement of the Debentures resulted in the reduction to $0.75 from $1.01 of the conversion rate into Common Stock of the then outstanding and unconverted 46,000 shares of the Company's Series B 8% Convertible Preferred Stock issued in April and May of 2005. The reduction in the conversion price resulted in an additional beneficial conversion feature of $1,591,525 which the Company recorded as a deemed dividend for this transaction in the accompanying condensed consolidated financial statements for the year ended December 31, 2006.

 NOTE 7 - PRODUCT ENHANCEMENT

The Company and Lucent Technologies, Inc. ("Lucent") are parties to a Development and Licensing Agreement effective as of January 2004. In April 2004 and in September 2004, the Company and Lucent entered into supplementary development agreements to add to the Company's QoStream product line additional product features and upgrades intended to enhance product competitiveness in respect of which the Company agreed to pay to Lucent an additional $868,000 upon receipt of deliverables. As of December 31, 2006, the Company has remitted the entire $868,000 to Lucent for this development work.

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

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                              December 31,
                                                                  2006
                                                               ---------
                  Computer and office equipment                $ 890,214
                  Furniture and fixtures                          18,364
                  Leasehold improvements                          39,292
                  Software                                       118,082
                                                               ---------
                      Subtotal                                 1,065,952

                  Less:  Accumulated depreciation               (335,228)
                                                               ---------
                       Property and Equipment, net
                                                               $ 730,724
                                                               =========

Depreciation expense was $202,998 and $123,117 for the years ended December 31, 2006 and 2005.

NOTE 9 - INCOME TAXES

The following table presents the principal reasons for the difference between the expected and effective income tax rates for each of the years presented as follows:

                                                               DECEMBER 31,
                                                          --------------------
                                                             2006       2005
                                                          ---------  ---------
   U. S. federal expected income tax rate                       35%        35%
   State and local income taxes, net of federal benefit          6%         6%
   Effect of permanent differences                               4%         4%
                                                          ---------  ---------
                                                                45%        45%
   Less valuation allowance                                    (45%)      (45%)
                                                          ---------  ---------
   Effective income tax rate                                     0%         0%
                                                          =========  =========


At December 31, 2006, the Company had available approximately $44 million of net operating loss carryforwards for U.S. federal income tax purposes which expire in the years 2014 through 2026, and approximately $6 million of foreign net operating loss carryforwards from its wholly-owned subsidiary with no expiration date. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carryforwards as valuation allowances have been established for any such benefits. The use of the U.S. federal net operating loss carryforwards is subject to limitations under
Section 382 of the Internal Revenue Code pertaining to changes in stock ownership.

Significant components of the Company's deferred tax assets for U.S. federal and Israel income taxes are as follows:

                                                            December 31,
                                                               2006

                Net operating loss carryforwards           $   17,663,000
                Capital loss carryforward                         686,000
                Stock based compensation                          884,478
                Other                                             285,971
                                                           --------------
                Total deferred tax assets                      19,519,449
                Valuation allowance                           (19,519,449)
                                                           --------------
                Net deferred tax assets                    $            -
                                                           ==============

The valuation allowance increased $4,707,990 for the year ended December 31, 2006 and $3,481,373 for the year ended December 31, 2005.

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK

On July 20, 2006, the Company amended its certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 100 million shares.

STOCK OPTION PLANS

In July 1996, the Board of Directors adopted the Company's Incentive and Non-qualified Stock Option Plan (the "Plan") and has reserved up to 450,000 shares of Common Stock for issuance thereunder. In December 1999, the Plan was amended to increase the total number of shares available for grant to 1.5 million. As of December 31, 2006 a total of 714,566 options were outstanding under the 1996 Plan. Future grants under the 1996 Plan were discontinued in July 2000.

In July 1998, the Board of Directors adopted the Non-Executive Directors Stock Option Plan (the "Directors' Plan") and has reserved up to 25,000 shares of common stock for issuance thereunder. In May 2001, the Plan was amended to increase the total number of shares available for grant to 75,000. In August 2002, the Company adopted the 2002 Non-Employee Directors' Plan (the "2002 Directors' Plan") which provides for 275,000 shares available for grant. Both plans provide for the grant of options to directors who are not otherwise employed by the Company. In May 2004, the 2002 Directors Plan was amended to increase the total number of shares available for grant to 1,000,000 and in July 2006 such plan was further amended to increase the shares available thereunder to 2,000,000 shares. As of December 31, 2006, options to purchase a total of 1,177,562 shares of Common Stock were outstanding under the Directors' Plan and the 2002 Directors' Plan.

In July 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Incentive Plan") and originally reserved a total of 1,500,000 shares of common stock for issuance thereunder. In May 2001, the 2000 Incentive Plan was amended to increase the total number of shares available for grant to 3,500,000; in May 2004 the 2000 Incentive Plan was amended to increase the total number of shares available for grant to 5,000,000; in April 2005 the plan was amended to increase the total number of shares available for issuance to 6,500,000; and in July 2006, the plan was further amended to increase the total number of shares available for issuance to 10,000,000. The 2000 Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2000 Incentive Plan also permits cash payments under certain conditions. As of December 31, 2006, there were options to purchase 6,294,236 shares of Common Stock issued and outstanding under the 2000 Incentive Plan. The Compensation Committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.


OTHER OPTION GRANTS

In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements. Stock option activity for 2006 is summarized as follows:

                                                                                  Weighted     Weighted
                                                                                  Average       Average       Aggregate
                                                          Options                 Exercise     Remaining      Intrinsic
                                             Plan         Nonplan       Total      Price        Years          Value
                                           ---------     ---------    ---------  ---------    ---------      ---------
Options outstanding, December 31, 2005     6,509,425       493,218    7,002,643       1.60
Granted                                    2,300,400             0    2,300,400       0.78
Exercised                                   (240,044)     (328,812)    (568,856)      0.62
Forfeited                                   (383,417)            0     (383,417)      0.87

Options outstanding, December 31, 2006     8,186,364       164,406    8,350,770       1.47         6.73        167,242
                                           ---------     ---------    ---------  ---------    ---------      ---------
Options Exercisable, December 31, 2006     6,379,982       164,406    6,544,388       1.65         6.13        101,317

The following table summarizes significant ranges of outstanding and exercisable stock options outstanding at December 31, 2006:


                   Stock Options Outstanding           Stock Options Exercisable
            -----------------------------------------  -------------------------
                                Weighted Average
                          ---------------------------                  Weighted
                             Remaining                                  Average
Ranges of      Number       Contractual     Exercise       Number      Exercise
Prices       Outstanding     Life(years)     Price      Exercisable      Price
-----        -----------    -----------      -----      -----------      -----

$0.16             50,000        5.77          0.16           50,000       0.16
$0.55-0.83     3,527,262        7.95          0.71        2,739,325       0.71
$0.85-1.25     2,823,333        7.36          0.98        1,804,889       1.00
$1.53-1.68       293,300        4.86          1.66          293,300       1.66
$2.56-3.56       324,941        3.29          3.25          324,941       3.25
$3.91-5.06     1,323,934        3.47          4.08        1,323,934       4.08
$6.84-7.00         8,000        1.40          6.93            8,000       6.93
               ---------       -----         -----       ----------      -----

$0.16-$7.00    8,350,770        6.73         $1.47        6,544,388      $1.65
               ---------       -----         -----       ----------      -----



The total fair value of shares vested during the twelve months ended December 31, 2006 was $1,392,272.

The fair value of employee stock options at the date of grant was estimated using the Black-Scholes option pricing method during the twelve months ended December 31, 2006, with the following weighted average assumptions:

                    Expected life (Years)               3.5
                    Interest Rate                       4.81%
                    Annual Rate of Dividends            ----%
                    Volatility                          59.3%

Weighted average grant date fair value of options granted during the twelve months ended December 31, 2006, under Black-Scholes option pricing model, was $0.36. The total intrinsic value of options exercised during the twelve months ended December 31, 2006 was $175,705.

A summary of Plan and options activity of non-vested options as of December 31, 2006, and changes during the twelve months ended December 31, 2006 are presented below:

                                                                     Weighted
                                                                      Average
                                                                   Grant Date
                                                    2006           Fair Value
                                                  ---------        ----------
                    Non Vested at 1/1/06          2,719,159           0.54
                    Granted                       2,300,400           0.36
                    Vested                       (2,829,761)          0.49
                    Forfeited                      (383,417)          0.74

                    Non-Vested at 12/31/06        1,806,382           0.43

Weighted-average grant date fair value of options granted in 2006 and 2005 under the Black-Scholes option pricing model, was $0.36 and $0.50 per option, respectively.

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

During 2006 the Company issued the following stock options:

On February 2, 2006, the Company granted to an employee stock options to purchase up to an aggregate of 10,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options were scheduled to vest over a three-year period from the date of grant and were exercisable at an exercise price of $.65 per share (based on the closing market price of the Common Stock on the date preceding the date of grant). The fair value of the options amounted to $2,954 and is being amortized over the three-year vesting period. The Company recorded stock-based compensation expense of $164 in the accompanying consolidated financial statements for the year ended December 31, 2006 for this transaction. As the employee subsequently forfeited these options, the Company will not recognize any further expense for this transaction.

On February 3, 2006 the Company granted to two consultants non-qualified stock options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 60,000 shares of Common Stock at an exercise price of $0.65 per share, with such option vesting over 3 years. The $0.65 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $17,274 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $5,280 in the accompanying consolidated financial statements for the year ended December 31, 2006 for this transaction.

In February 2006, the Company received cash proceeds of $162,000 from the exercise by certain Company officers and directors of stock options to purchase a total of 268,200 shares of the Company's Common Stock. In consideration of those stock option exercises, the Company issued to the exercising officers and directors stock options to purchase up to 95,088 shares of the Company's Common Stock from the 2000 Equity Incentive Plan and stock options to purchase up to 441,312 shares of the Company's Common Stock under the 2002 Directors Plan, in each case at per share exercise prices ranging from $0.69 to $0.70. The exercise price of each of these options is equal to the closing price of the Common Stock on the date of issuance. The fair value of the options amounted to $169,484 and was expensed immediately because the options were fully vested at the grant date. The Company recorded stock-based compensation expense of $169,484 in the accompanying financial statements for the year ended December 31, 2006 for this transaction.

On March 14, 2006, the Company issued to a total of 29 employees options to purchase up to an aggregate of 486,500 shares of the Company's common stock, par value $0.001 ("Common Stock") under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $0.86 per share (based on the closing market price of the Common Stock on the date of the grant). The fair value of the options amounted to $190,895 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $50,644 in the accompanying financial statements for the year ended December 31, 2006 for this transaction. Since three employees subsequently forfeited 38,000 options, the Company will not recognize any further expense for those forfeited options.

On April 25, 2006 the Company granted to four non-employee directors, on the one-year anniversary of their service on the Company's board of directors, non-qualified options under the 2002 Non Employee Directors Stock Option Plan to purchase up to 327,500 shares of the Company's Common Stock at an exercise price of $1.03 per share (based on the closing market price of the Common Stock on the date of the grant). The options immediately vested on the grant date. The fair value of the options on the date of grant equaled $149,075. The Company recorded stock-based compensation expense of $149,075 in the accompanying consolidated financial statements for the year ended December 31, 2006 for this transaction.

On May 1, 2006, the Company granted to a new employee stock options to purchase up to an aggregate of 50,000 shares of Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at an exercise price of $1.07 per share (based on the closing market price of the Common Stock on the date preceding the date of grant). The fair value of the options amounted to $23,649 and is being amortized over the three-year vesting period. The Company recorded stock-based compensation expense of $5,255 in the accompanying consolidated financial statements for the year ended December 31, 2006 for this transaction.

During July and September 2006, the Company issued to a total of nine new employees options to purchase up to an aggregate of 415,000 shares of the Company's Common Stock under the Company's 2000 Equity Incentive Plan. The options vest over a three-year period from the date of grant and are exercisable at exercise prices ranging from $0.62 to $0.73 per share (based on the closing market price of the Common Stock on the date of the grant). The fair value of the options amounted to $125,211 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $19,329 in the accompanying financial statements for the year ended December 31, 2006 for this transaction.

During July 2006 the Company granted to a member of the Company's advisory board non-qualified stock options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 60,000 shares of Common Stock at an exercise price of $0.62 per share, with such option vesting over 3 years. The $0.62 exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $17,817 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $2,969 in the accompanying consolidated financial statements for year ended December 31, 2006 for this transaction.

On October 12, 2006 the Company granted to four non-employee directors, non-qualified options under the 2002 Non Employee Directors Stock Option Plan to purchase up to 240,000 shares of the Company's Common Stock at an exercise price of $.70 per share (based on the closing market price of the Common Stock on the date of the grant). The options immediately vested on the grant date. The fair value of the options on the date of grant equaled $87,684. The Company recorded stock-based compensation expense of $87,684 in the accompanying consolidated financial statements for the year ended December 31, 2006 for this transaction.

During October and November, 2006 the Company granted to two consultants non-qualified stock options under the 2000 Equity Incentive Plan to purchase up to an aggregate of 115,000 shares of Common Stock at an exercise price of $0.83 and $.89 per share, with such options vesting over 3 years. The exercise price equaled the closing market price of the Common Stock on the date of grant. The fair value of the options amounted to $52,069 and is being amortized over the 3-year vesting period. The Company recorded stock-based compensation expense of $1,928 in the accompanying consolidated financial statements for the year ended December 31, 2006 for this transaction.

WARRANTS

Warrant activity for 2005 and 2006 is summarized as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                           Warrants      Price
                                                           --------      -----

           Warrants outstanding, December 31, 2004        10,103,333     $2.56
           Granted                                         5,647,280     $1.59
           Exercised                                        (251,827)    $0.75
           Forfeited                                      (1,270,000)    $8.27
                                                         -----------

           Warrants outstanding, December 31, 2005        14,228,786     $1.79
           Granted                                        10,041,667     $1.45
           Exercised                                        (431,506)    $0.75
           Forfeited                                               0     $0.00
                                                          ----------

           Warrants outstanding, December 31, 2006        23,838,947      $1.66
                                                          ----------


STOCK ISSUANCES

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

During the year ended December 31, 2006, the Company completed the following Preferred and Common Stock transactions:

On July 20, 2006, the Company amended its certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 100 million shares.

The Company issued 1,434,666 shares of Common Stock upon the conversion of 10,760 shares of Series A Preferred Stock representing $1,076,000 in stated value at a per share conversion price of $0.75.

The Company issued 4,257,755 shares of Common Stock upon the conversion of 38,150 shares of Series B Preferred Stock representing $3,815,000 in stated value at per share conversion prices of $1.01 and $0.75.

The Company issued 493,699 shares of Common Stock upon the exercise of stock options resulting in proceeds of approximately $260,000.

The Company issued 167,319 shares of Common Stock upon the exercise of 431,506 stock warrants. The Company did not receive any proceeds from this cashless exercise.

The Company issued 875,000 shares of Common Stock with a total fair market value of $613,000 to four consultants.

The Company issued 129,936 shares of Common Stock valued at a total fair market value of $101,079 to Series A Preferred Stockholders as payment for accrued stock dividends. The shares were issued at prices between $0.71 and $1.13 per share which depending on the fair market price when issued may have been a discount to the fair market value on the date of issuance.

The Company issued 585,520 shares of Common Stock valued at a total fair market value of $443,679 to Series B Preferred Stockholders as payment for accrued stock dividends. The shares were issued at prices between $0.71 and $1.16 per share which was a discount to the fair market value on the date of issuance.

The Company is obligated to pay liquidated damages to the holders of the Series A Preferred Stock as the registration statement relating to the resale of the Common Stock underlying such preferred stock was not updated to maintain effectiveness. The Company recorded accrued penalties of $287,475 as of December 31, 2006 for these liquidating damages. Following the filing of a post effective amendment, such registration statement became effective as of November 6, 2006.

The Company is obligated to pay liquidated damages to the holders of the Series B Preferred Stock as the registration statement relating to the resale of the Common Stock underlying such preferred stock was not updated to maintain effectiveness. The Company recorded accrued estimated penalties of $169,473 as of December 31, 2006 for these liquidating damages. Following the filing of a post effective amendment, such registration statement became effective as of November 6, 2006

NOTE 11 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company and Mr. Frank Galuppo, the Company's Chief Executive Officer and President and a director, entered into three-year employment agreement, effective as of March 15, 2004, pursuant to which Mr. Galuppo is currently paid an annual salary of $235,000. The agreement further provided that if Mr. Galuppo's employment is terminated other than for cause (as defined in the employment agreement) or if Mr. Galuppo terminates his employment for good reason (as defined in the employment agreement), he will be entitled to receive the equivalent of three months' base salary and benefits, if such termination takes place during the first twelve months following the effective date of the agreement. If such termination takes place after the first year of employment, then Mr. Galuppo will be entitled to receive the equivalent of six months' base salary and benefits. The Company also issued to Mr. Galuppo an option under our 2000 Equity Incentive Plan to purchase up to 1,315,250 shares of Common Stock at a per share exercise price of $0.79, which option is scheduled to vest over twelve succeeding quarters, beginning June 30, 2004. Mr. Galuppo has agreed to certain customary confidentiality and non-compete provisions that prohibit him from competing with the company for one year, or soliciting our employees for one year, following the termination of his employment..

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

The Company's aggregate annual commitments under the existing employment agreements is approximately $373,958 during 2007,In addition, each of the employment agreements provides for payments through the term of the employment agreement under certain circumstances.

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

On December 22, 2005 the Company entered into a second modification of the lease pursuant to which the Company leases an additional 3500 sq. ft. The Company paid a $14,000 security deposit, representing two months rent, upon entering into the second modification. Under the second lease modification, the Company's monthly rental expense increased by $7,000 beginning on March 1, 2006.

As a result of the lease payments above the Company recorded $40,731 of deferred rent included in accrued expenses on the balance sheet in the accompanying consolidated financial statements as of December 31, 2006.

During the years ended December 31,2006 and 2005 the Company incurred rent expense of $261,544 and $162,247, respectively for its previous and current facilities.


                                  2007           2008             2009          2010
                             -------------   -------------    ------------  ------------
01/01-08/31                     $196,355        $201,034         $204,153     $205,712
09/01-12/31                     $100,517        $102,076         $102,856
                             -------------   -------------    ------------  ------------

TOTAL COMMITMENT PER YEAR       $296,872        $303,110         $307,009     $205,712
                             =============   =============    ============  ============


In April 2007, the Company received a notice from the landlord who rents these facilities to the Company purporting to terminate the leases for non-payment. The Company is currently negotiating amendments to the leases, which would allow it to retain a portion of the premises that it currently leases and vacate the remaining portion of the premises while receiving a reduction in the rental obligations. There can be no assurance that the Company will be successful in reaching agreement with the landlord regarding such amendments.


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

DISPUTED PAYABLE

Stifel Nicolaus & Company ("Stifel"), the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, has made a demand on the Company for payment of $700,000 as fees for financial advisory services that it claims are due in connection with certain of the bridge loans referred to in Note 5. The Company believes that Stifel's position, which is based on Stifel's interpretation of a placement agency agreement entered into by the Company and the investment bank in September 2005 and terminated by the Company in December 2005, is without merit. It is the Company's intention to defend itself against any claim for payment asserted by Stifel vigorously. The Company also reserves the right to dispute the balance due on the initial retainer payable under the agreement as well as related out-of-pocket expenses claimed by Stifel, which together total approximately $96,000, which are recorded and included in accounts payable as of December, 31, 2006 in the accompanying condensed consolidated financial statements. Additionally, Stifel also made demands with respect to payment of amounts raised by the Company in the private placement that it completed in May 2006. In April 2007, the Company and Stifel resolved the outstanding differences between them. See Note 13 D (Subsequent Events).

NOTE 12 - RELATED PARTY TRANSACTIONS

In January 2006 the Company entered into additional Short Term Loans with three private investors (collectively the "January 2006 Investors"), pursuant to which these investors loaned to the Company the aggregate amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. In addition, on November 13, 2006, the Company obtained a $100,000 loan from Mr. Juan Mendez, the Chairman of its board of directors, for purpose of meeting its operating requirements. The loan was made pursuant to the Company's demand promissory note issued to Mr. Mendez in the principal amount of $100,000. Interest on the loan accrues at the rate of 24% per annum. In February 2007, Mr. Mendez advanced an additional $150,000 to the Company on identical terms. (See Note 13A).

NOTE 13 - SUBSEQUENT EVENTS

A. BRIDGE LOANS

(i) On January 19, 2007, the Company received a short-term loan in the aggregate gross amount of $356,000 from one of its institutional stockholder/investors. The loan is evidenced by the Company's promissory note in the principal amount of $384,480 and becomes due and payable on the earliest to occur of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 19, 2007. Under the terms of the note, the holder may declare the note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the note when due, (ii) material breach of any of the representations or warranties made in such note, (iii) failure to observe any undertaking contained in such note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) our admission in writing as to our inability to pay our debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for our dissolution, or apply for or consent to the appointment of a trustee, liquidator or receiver for our or for a substantial part of our property or business, (v) our insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days.

(ii) On January 31, 2007 the Company obtained an additional short-term working capital loan in the gross amount of $200,000 from an institutional investor. The loan is evidenced by the Company's promissory note in the principal amount of $216,000 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the Note when due, (ii) material breach of any of the representations or warranties made in the Note, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice,
(iv) the Company's admits in writing as to its inability to pay its debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for our or for a substantial part of its property or business, (v) the Company's insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days.

(iii) On February 27, 2007, the Company obtained an additional short-term working capital loan in the gross amount of $500,000 from an institutional stockholder and a previous investor. The loan is evidenced by the Company's promissory note in the principal amount of $531,000 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default:

(i) failure to pay principal or any other amount due under the Note when due,
(ii) material breach of any of the representations or warranties made in the Note, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) the Company's admits in writing as to its inability to pay its debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for our or for a substantial part of its property or business, (v) the Company's insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days.

B. MAY 2006 PRIVATE PLACEMENT

At the request of the Company, in January 2007 the holders of a majority-in-interest of the principal amount of the Debentures agreed to defer to March 31, 2007 the payment of liquidated damages payable to them in connection with the late filing/effectiveness of the Registration Statement referred to in Note 6 (Private Placement), whereupon any liquidated damages due as of such date would then become payable in accordance with the agreements with the investors, as well as omit from the Registration Statement the shares of Common Stock issuable upon exercise of the Investor Warrants. Under the terms of the agreements with the holders of the Debentures, the consent obtained from such majority-in-interest is binding on all holders of the Debentures. In addition, the holders of $9,100,000 in principal amount of the Debentures agreed to defer to March 31, 2007 the payment of interest accrued as of December 31, 2006.

The Company has not made payments of interest in the amount of $725,479and liquidated damages (payable in connection with the late filing/effectiveness of the Registration Statement) in the approximate amount of $1.7 million due as of March 31, 2007. The delivery of notice to the Company by any one of these holders demanding immediate payment will trigger an Event of Default under the agreements with the Debenture holders and entitle these holders to foreclose on the Company's property. The Company is currently in discussions with the holders of the Debentures in an attempt to reach an agreement restructuring the loans, addressing such issues as the further deferral of the payment of interest and liquidated damages, the cessation of liquidated damages, the facilitation of additional financing and the subordination of the Debenture holders security interest to the providers of new funds. The Company is also in discussions with third parties in connection with the immediate advance of a short-term loan. At the present time the Company has no funding commitments for any such funding (which will be subject to the consent of the Debenture holders) and no assurance can be given that any will be forthcoming on commercially acceptable terms (or at all) and/or that the Company will be able to reach a mutually acceptable agreement by the Debenture holders. In May 2007, the Company withdrew the Registration Statement that it originally filed in January 2007 covering the resale of the shares of common stock underlying the securities held by the Debenture holders.

C. DEFAULT ON PAYMENT OF AMOUNTS OWED

The Company did not make payments to holders of approximately $1.463 million in principal amount of notes that became due on March 22, 2007. The outstanding amount accrues interest at the per annum rate of 24%. The Company and these lenders are in discussions regarding an extension of the payment period and/or a restructure of the amounts owed.

D. DISPUTED PAYABLE

On April 23, 2007, the Company and Stifel entered into a settlement agreement pursuant to which the issues surrounding the disputed payable referred to in
Note 11 above were resolved. Pursuant to such agreement, the parties granted each other mutual releases and the Company issued to Stifel 500,000 shares under the Company's 2000 Equity Incentive Plan.