Form 10QSB
period 2007-03-31
AMEDIA NETWORKS, INC.
filed 2007-06-21
CIK 933955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

        /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

                                       or

        / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

The number of shares outstanding of the registrant's Common Stock as of June 20, 2007, is 30,759,747 shares.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                      INDEX

                                                                           Page
                                                                           ----
Forward Looking Statements                                                 (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet as of
          March 31, 2007 (unaudited)                                         1

        Condensed Consolidated Statements of Operations For
          the three months ended March 31, 2007 and 2006 and
          from Inception (July 14, 1994) to March 31, 2007 (unaudited)       2

        Condensed Consolidated Statements of Cash Flows For
          the three months ended March 31, 2007 and 2006 and
          from Inception (July 14, 1994) to March 31, 2007 (unaudited)       3

Notes to the Condensed Consolidated Financial Statements (unaudited)         4

Item 2. Management's Discussion and Analysis or Plan of Operation           14

Item 3. Controls and Procedures                                             18

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   18

Item 2. Changes in Securities                                               18

Item 3. Defaults upon Senior Securities                                     18

Item 4. Submission of Matters to a Vote of Security Holders                 18

Item 5. Other Information                                                   18

Item 6. Exhibits                                                            18

Signatures                                                                  20

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

                                      (ii)

                            AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                         (UNAUDITED)

                                       March 31, 2007

                                           ASSETS
Current assets
     Cash and cash equivalents                                                 $     11,289
     Accounts receivable                                                              2,000
     Inventories                                                                    103,003
     Due from Motorola                                                              242,000
     Prepaid expenses                                                                21,782
                                                                               ------------
     Total current assets                                                           380,074
                                                                               ------------
Property and equipment - net                                                        673,861
                                                                               ------------
Other assets
     Capitalized software costs                                                     708,542
     Deferred financing costs                                                     1,244,506
     Security deposit                                                                46,750
                                                                               ------------
     Total other assets                                                           1,999,798
                                                                               ------------
         Total assets                                                          $  3,053,733
                                                                               ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Current liabilities
     Accounts payable                                                          $  1,559,850
     Accrued expenses                                                               331,411
     Accrued penalties                                                            2,383,613
     Accrued interest                                                               765,971
     Dividends payable                                                               83,669
     Notes payable, net of unamortized discounts of $40,095                       2,704,334
     Capital leases                                                                  10,969
                                                                               ------------
     Total current liabilities                                                    7,839,817
                                                                               ------------
Long-term liabilities
     8% Convertible debentures, net of unamortized discount of $4,277,081         5,722,919
                                                                               ------------
         Total liabilities                                                       13,562,736
                                                                               ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 10,418 issued and outstanding
   ($1,041,800 liquidation preference)                                                   10
   Series B convertible preferred stock,
   85,000 shares authorized; 33,000 issued and outstanding
   ($3,300,000 liquidation preference)                                                   33
Common stock, $.001 par value;
   100,000,000 shares authorized; 30,259,747
   issued and outstanding                                                            30,260
Additional paid-in capital                                                       72,213,296
Deficit accumulated during the development stage                                (82,737,824)
Deferred compensation                                                               (14,778)
                                                                               ------------
     Total stockholders' deficiency                                             (10,509,003)
                                                                               ------------
         Total liabilities and stockholders' deficiency                        $  3,053,733
                                                                               ============


                  See Notes to Condensed Consolidated Financial Statements.

                                            -1-


                                  AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                                                               From
                                                                                             Inception
                                                                 Three Months                (July 14,
                                                                    Ended                     1994) to
                                                                   March 31,                 March 31,
                                                            2007              2006             2007
                                                         ------------     ------------     ------------
Sales                                                    $    234,400     $     25,379     $    272,671
                                                         ------------     ------------     ------------
Cost of goods sold                                            219,642           19,747          252,348
                                                         ------------     ------------     ------------
Gross profit                                                   14,758            5,632           20,323
                                                         ------------     ------------     ------------
Expenses
     Research and development (1)                           1,094,058        1,267,114       19,319,826
     Sales and marketing (1)                                   75,666          427,479       14,148,026
     General and administrative (1)                           577,304        1,245,958       27,036,348
     Inventory write off                                            -                -          898,802
     Impairment of capitalized software                             -                -          880,021
     Bad debt expense                                               -                -          161,000
                                                         ------------     ------------     ------------
Total expenses                                              1,747,028        2,940,551       62,444,023
                                                         ------------     ------------     ------------
Operating loss                                             (1,732,270)      (2,934,919)     (62,423,700)
                                                         ------------     ------------     ------------
Other expense (income)
     Legal settlement                                               -                -          565,833
     Late filing penalty on stock registration rights         226,666                -        2,416,926
     Realized gain of foreign currency translation                  -                -          (81,007)
     Loss on investment                                             -                -           17,000
     Other income                                                   -                -          (75,000)
     Net losses of affiliate                                        -                -        1,196,656
     Impairment loss on investment in affiliate                     -                -          748,690
     Revenue from copy protection business                          -                -         (125,724)
     Gain on sale of copy protection business                       -                -       (5,708,328)
     Gain on sale of investment in affiliate                        -                -          (40,000)
     Loss on disposition of fixed assets                            -                -           30,874
     Amortization of deferred financing costs                 295,144                -        5,233,444
     Impaired offering costs                                        -                -          267,404
     Interest income                                                -             (753)      (1,027,844)
     Interest expense                                       1,441,165          412,231        8,309,497
                                                         ------------     ------------     ------------
Total other expense                                         1,962,975          411,478       11,728,422
                                                         ------------     ------------     ------------
Net loss                                                 $ (3,695,245)    $ (3,346,397)    $(74,152,122)
                                                         ============     ============     ============
Deemed dividend on convertible preferred stock                      -                -        7,162,382
Dividend on convertible preferred stock                        83,669          176,912        1,423,320
                                                         ------------     ------------     ------------
Net loss applicable to common stockholders               $ (3,778,914)    $ (3,523,309)    $(82,737,824)
                                                         ============     ============     ============
Per share data:

     Basic and diluted                                   $      (0.12)    $      (0.16)
                                                         ============     ============
Weighted average number
    of common shares used in
    basic and diluted loss per share                       30,259,747       22,559,205
                                                         ============     ============

(1) Includes non-cash,  stock-based compensation expense as follows:

     Research and development                            $     55,321     $    258,884     $    783,964
     Sales and marketing                                       15,862           40,396        5,507,010
     General and administrative                                87,893          294,949        7,095,438
                                                         ------------     ------------     ------------
                                                         $    159,076     $    594,229     $ 13,386,412
                                                         ============     ============     ============


                        See Notes to Condensed Consolidated Financial Statements.

                                                  -2-

                                        AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                             From
                                                                              Three Months                Inception
                                                                                 Ended                 (July 14, 1994)
                                                                                March 31,                to March 31,
                                                                          2007             2006             2007
                                                                      ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $ (3,695,245)    $ (3,346,397)    $(74,152,122)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation and amortization                                         56,863           43,995        2,139,858
      Forgiveness of note receivable, officer                                    -                -          100,000
      Loss from disposition of fixed assets                                      -                -          197,065
      Bad debt expense                                                           -                -          161,000
      Amortization of note discount and finance costs                      790,083          411,624        8,187,279
      Impaired offering costs                                                    -                -          267,404
      Foreign currency translation adjustment and realized gain                  -                -          (82,535)
      Beneficial conversion feature of convertible debt                    702,435                -        3,148,101
      Stock-based compensation                                             159,076          594,229       13,559,373
      Payment of common stock issued with guaranteed selling price               -                -         (155,344)
      Net losses of affiliate                                                    -                -        1,196,656
      Impairment loss on investment in affiliate                                 -                -          748,690
      Gain on sale of Copy Protection Business                                   -                -       (5,708,328)
      Gain on sale of investment in affiliate                                    -                -          (40,000)
      Inventory write off                                                        -                -          898,802
      Impairment of intangibles                                                  -                -          880,021
      Increase (decrease) in cash attributable
       to changes in assets and liabilities
        Accounts receivable                                                  4,224          (25,379)          (1,446)
        Inventories                                                              -           16,052       (1,001,805)
        Prepaid expenses                                                   159,433           (9,411)        (270,245)
        Due from Motorola                                                  (23,195)               -          (23,195)
        Other assets                                                             -                -          (46,750)
        Accounts payable                                                    95,114          189,216        1,012,654
        Accrued expenses                                                    19,909           53,849        1,690,433
        Accrued penalties                                                  226,667                -        1,998,002
        Accrued interest                                                   234,218                -        1,016,990
                                                                      ------------     ------------     ------------
      Net cash used by operating activities                             (1,270,418)      (2,072,222)     (44,279,440)
                                                                      ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                           -                -           68,594
   Purchases of property and equipment                                           -          (20,893)      (2,048,583)
   Intangible asset                                                              -         (216,145)      (2,382,178)
   Proceeds from sale of Copy Protection Business                                -                -        5,050,000
   Proceeds from sale of investment in affiliate                                 -                -           40,000
   Investment in ComSign, Ltd.                                                   -                -       (2,000,000)
   Increase in note receivable, officer                                          -                -         (100,000)
   Increase in note receivable                                                   -                -         (130,000)
   Increase in organization costs                                                -                -           (7,680)
                                                                      ------------     ------------     ------------
      Net cash used by investing activities                                      -         (237,038)      (1,509,847)
                                                                      ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of convertible preferred stock                     -                -       11,726,600
   Proceeds from exercise of warrants                                            -          162,006          189,230
   Proceeds from issuance of common stock                                        -                -       21,436,972
   Stock offering costs                                                          -                -         (475,664)
   Deferred financing costs                                               (120,480)        (176,620)      (2,400,100)
   Proceeds from note payable                                            1,216,000        2,000,000        6,213,097
   Proceeds from short-term borrowings                                           -                -        1,356,155
   Payments on capital lease obligations                                    (1,295)          (1,209)          (9,189)
   Proceeds from long-term debt                                                  -                -        2,751,825
   Proceeds from convertible debentures                                          -                -       11,150,000
   Repayment of short-term borrowings                                     (180,812)               -       (4,349,394)
   Repayments of long-term debt                                                  -                -       (1,615,825)
   Dividends paid to preferred stockholders                                      -                -         (167,719)
                                                                      ------------     ------------     ------------
      Net cash provided by financing activities                            913,413        1,984,177       45,805,988
                                                                      ------------     ------------     ------------
Effect of exchange rate changes on cash                                          -                -           (5,412)
                                                                      ------------     ------------     ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (357,005)        (325,083)          11,289

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           368,294          333,787                -
                                                                      ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     11,289     $      8,704     $     11,289
                                                                      ============     ============     ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
      Cash paid during the periods for:
        Interest                                                      $          -     $          -     $    512,492
                                                                      ============     ============     ============
      Non-cash investing and financing activities:

        Deemed dividend in connection with sale
          of convertible preferred stock                              $          -     $          -     $  7,162,382
                                                                      ============     ============     ============
        Beneficial conversion feature in connection with sale
          of convertible debentures                                   $          -     $          -     $  5,658,503
                                                                      ============     ============     ============
        Issuance of common stock warrants in connection
          with note payable                                           $          -     $          -     $    108,660
                                                                      ============     ============     ============
        Original issue discount on notes payable                      $     75,480     $    115,000     $    373,643
                                                                      ============     ============     ============
        Issuance of common stock warrants in connection
          with bridge loan                                            $          -     $    245,316     $    443,940
                                                                      ============     ============     ============
        Capital leases                                                $          -     $          -     $     20,158
                                                                      ============     ============     ============
        Late filing penalty on preferred stock registration
          paid in common stock                                        $          -     $          -     $     14,136
                                                                      ============     ============     ============
        Repayments of notes payable by issuance
          of convertible debentures                                   $          -     $          -     $    850,000
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

The Company has been engaged in the broadband access communications business since March 2004. From its inception in July 1994 through May 2003, Amedia was primarily engaged in the business of designing and developing technologies that provide copy protection for electronic content distributed on optical media and the Internet under the name of "TTR Technologies, Inc." In May 2003, the Company sold its copy protection business. With the commencement of operations in the broadband communications business, in May 2004, the Company changed its name to "Amedia Networks, Inc."

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses resulting in cash flow deficiencies from operations and a working capital deficiency of $7,459,743 at March 31, 2007. As indicated in the accompanying condensed consolidated financial statements, as of and for the quarter ended March 31, 2007, the Company had cash balances of $11,289 and incurred a net loss applicable to common stockholders of $ 3,778,914. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to meet its operating requirements and realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's future operations are dependent upon management's ability to find sources of additional capital. The Company needs to raise additional funds on an immediate basis to continue to meet its liquidity needs, repay short-term loans that matured in March 2007 and have not been repaid and additional short-term loans scheduled to mature in May 2007, realize its current business plan and maintain operations. Management of the Company is continuing its efforts to secure funds for its operations.

As more fully described in Note 6 (Notes Payable), the Company raised net proceeds of $914,707 during the first quarter of 2007 in working capital loans. As of June 17, 2007, the Company has not repaid principal and accrued interest that became due as of such date in the aggregate amount of $2,626,843. In addition, the Company did not make interest payments in the aggregate amount of $725,479 due and owing as of March 31, 2007 and certain other payments in the aggregate amount of approximately $1.7 million owing as of March 31, 2007 to the holders of the convertible debentures that the Company issued in the May 2006 private placement (Note 5). The delivery of notice to the Company by any one of these holders demanding immediate payment will trigger an Event of Default under the agreements with the debenture holders and entitle these holders to foreclose on our property. The Company and the holders of these debts are in discussions in an attempt to address these and resolve these issues but no assurance can be provided that the Company will be able to reach a mutually acceptable resolution of these issues. See Note 12 (Subsequent Events). An Event of Default will materially adversely affect the Company's business and may result in the cessation of operations. In April 2007, the Company received $408,666 and in June 2007, an additional $250,000 from a strategic collaborator. Under the agreements with such strategic collaborator, the Company is to receive an additional $283,000 by June 25, 2007. See Note 12 (Subsequent Events).

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007 not misleading. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR LTD., which has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company receives revenue from the sale of products developed under the Motorola agreement that is comprised of hardware and software. Revenue is recognized on product sales when there exists persuasive evidence of an arrangement pursuant to which units are shipped, the fee is fixed and determinable and collection is probable.

Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer's location when the risks and rewards of ownership have passed to the customer. During the three months ended March 31, 2007 the Company recorded $234,400 from sales of units of products and related hardware.

INVENTORY

Inventory includes costs for materials and finished products which are stated at the lower of cost or market. As of March 31, 2007 any items relieved from inventory have been determined under the specific identification method. The balance at March 31, 2007 of inventories amounted to $103,003, which included raw materials of $15,775 and finished goods of $87,228.

CAPITALIZED SOFTWARE COSTS

During the three months ended March 31, 2007, the Company did not capitalize any internally developed software product costs, and for the three months ended March 31, 2006, the company capitalized $216,145. Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed". Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached. During the three months ended March 31, 2007 and March 31, 2006, the Company did not record any amortization expense, as the products under development were not generally available.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the three months ended March 31, 2007 and 2006 were $1,094,058 net of $438,000 invoiced pursuant to the Company's agreement with Motorola (see Note 9) and $1,267,114, respectively.

REGISTRATION RIGHTS AGREEMENTS

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2 "Accounting for Registration Payment Agreements". FSP EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 "Accounting for Contingencies". FSP EITF 00-19-2 amending previous standards relating to registration rights agreements became effective on December 21, 2006 with respect to those arrangements entered into prior to December 21, 2006. The Company's adoption of FSP EITF 00-19-2 did not have a material affect on its consolidated financial position, results of operations and financial condition.

As of March 31, 2007, the Company recorded a total of $2,383,613 in penalties associated with delays in the filing/effectiveness of registration statements. A total of $1,926,665 is for liquidated damages through May 5, 2007 in connection with the delay in filing and the non-effectiveness of the resale registration statement covering the shares of Common Stock underlying the Company's two-year 8% Senior Secured Convertible Debentures (the "Convertible Debentures") that were issued in May 2006. The Company filed the registration statement in January 2007 and, in May 2007 following consultation with the investors, it withdrew such registration statement. Certain of the holders of the Convertible Debentures have agreed to, among other things, terminate the accrual of liquidated damages beyond May 5, 2007 and to accept payment of the liquidated damages then accrued in shares of the Company's Common Stock. See Note 12 (Subsequent Events). A total of $287,475 is for a delay in the filing of a post-effective amendment to the original registration statement for the Series A convertible preferred stock and $169,473 is for a delay in filing of a post effective amendment to the registration statement for the Series B convertible preferred stock, both of which have subsequently been filed and are currently effective.

For the quarter ending March 31, 2007, the Company recorded $226,666 in liquidated damages through May 5, 2007 in connection with the delay in filing and the non-effectiveness of the resale registration statement covering the shares of Common Stock underlying the Company's two-year 8% Senior Secured Convertible Debentures that were issued in May 2006. No penalties were accrued in the quarter ending March 31, 2006. The Company does not currently plan to file a registration statement for the shares of Common Stock underlying the Company's Convertible Debentures

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment" (SFAS 123R) that amends SFAS 123, and SFAS No. 95, "Statement of Cash Flows" and supersedes Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations (APB 25). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. SFAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which the Company issues equity instruments for services to non-employees.

The Company adopted the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date.

In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements. Stock option activity for the quarter ending March 31, 2007 is summarized as follows:

                                                                                          Weighted    Weighted
                                                                                          Average      Average     Aggregate
                                                                Options                   Exercise    Remaining    Intrinsic
                                                  Plan          Nonplan        Total       Price       Years        Value
                                                ---------      ---------     ---------   ---------   ---------    ---------
Options outstanding, December 31, 2006          8,186,364        164,406     8,350,770        1.47        6.73
Granted                                                 0              0             0          NA
Exercised                                               0              0             0          NA
Forfeited                                        (125,666)             0      (125,666)       1.20

Options outstanding, March 31, 2007             8,060,698        164,406     8,225,104        1.47        5.81       54,076

Options Exercisable, March 31, 2007             7,100,832        164,406     7,265,238        1.56        5.40       34,720

Shares of common stock available for future     3,538,824
  grant under the plan


The total fair value of shares vested during the three months ended March 31, 2007 was $354,683.

No options were granted or exercised during the quarter ended March 31, 2007.

During the periods ended March 31, 2007 and March 31, 2006, the company recorded $159,076 and $594,229 in stock based compensation, respectively.

The weighted average remaining period over which the options vest is 1.66 years.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three months ended March 31, 2007 and 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management's assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

The Company adopted FASB Interpretation No. 48 - "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 requires companies to recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company's policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

The Company has filed federal and various state income tax returns for the years ended 2005, 2004 and 2003. These income tax returns have not been examined by the applicable Federal and State tax authorities. The Company has not yet filed its income tax returns for the year ended December 31, 2006. The income tax returns are on extension until September 15, 2007.

Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provision of FIN 48. At December 31, 2006, the Company had approximately $20 million of net deferred tax assets, of which $18 million relates to the tax effects of net operating losses.

The utilization of the remaining net operating losses may be subject to substantial limitations in future periods due to the change in ownership provisions under Section 382 of the Internal Revenue Code and separate return loss year limitations under Section 1502 of the Internal Revenue Code and similar state provisions. The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets since it is more likely than not that the benefits of these deferred tax assets will not be realized in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). SFAS 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets. The provisions of SFAS 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the financial position or results of operations of the Company.

Effective January 1, 2007, the Company adopted SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for years beginning after September 15, 2006, with earlier adoption permitted. The adoption of SFAS 156 did not have a material impact on the Company's financial position or results of operations.

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

In November 2006, the Emerging Issues Task Force ("EITF") of the FASB reached a final consensus in EITF issue 06-6 "Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF 06-6"). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments". The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning November 29, 2006. The adoption of EITF 06-6 did not have a material effect on the Company's consolidated financial position, results of operations and financial condition.

In November 2006, the FASB ratified EITF Issue No. 06-7 "Issuers Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("EITF 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal change causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholder's equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of EITF 06-7 did not have a material effect on the Company's consolidated financial position, results of operations and financial condition.

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

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares assumable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive. Common stock equivalents have been excluded from the weighted-average shares for the three months ended March 31, 2007 and 2006 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 8,350,770 and 7,772,342 shares of Common Stock were outstanding at March 31, 2007 and 2006, respectively. Potentially dilutive warrants to purchase 23,838,947 and 15,228,786 shares of Common Stock were outstanding at March 31, 2007 and 2006, respectively. In addition, there were 10,418 and 19,403 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 1,389,067 and 2,587,066 shares of Common Stock at March 31, 2007 and 2006, respectively.

In addition, there were 33,000 and 51,500 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), outstanding and potentially convertible into 4,400,000 and 5,099,010 shares of Common Stock at March 31, 2007 and 2006, respectively. The May 2006 Private Placement referred to in Note 5 (Private Placement) resulted in an adjustment to the conversion rate into Common Stock of the outstanding Series B Preferred Stock. In addition, there was $10,000,000 of 8% convertible debentures outstanding which are potentially convertible into 13,333,333 shares of Common Stock at March 31, 2007.

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

The Debentures mature on April 30, 2008 and are convertible into shares of Common Stock at the holder's option at any time at an initial conversion price of $0.75 per share, subject to adjustment in the event of certain capital adjustments or similar transactions, such as a stock split or merger and as further described below. Interest on the Debentures accrues at the rate of 8% per annum, payable upon conversion or semi-annually (June 30 and December 31 of each year, with the first scheduled payment date being December 31, 2006) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (2) in shares of Common Stock at a rate equal to 90% of the volume weighted average price of the Common Stock for the five trading days ending on the trading day immediately preceding the relevant interest payment date; provided that interest payments may be made in shares of Common Stock only if on the relevant interest payment date the Registration Statement (as defined below) is then effective. In addition, provided the Registration Statement is effective, the Company may prepay the amounts outstanding on the Debentures by giving advance notice and paying an amount equal to 120% of the sum of (x) the principal being prepaid plus (y) the accrued interest thereon. Holders will continue to have the right to convert their Debentures prior to the actual prepayment. The Company recorded accrued interest of $197,260 in the accompanying condensed consolidated financial statements for the three months ended March 31, 2007 for this transaction.

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

The Company undertook to file, within 75 days after the closing, a registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and the Warrants, as well as certain other securities agreed to by the parties and to use reasonable best efforts to cause the Registration Statement to be declared effective within 120 days of the closing. The Registration Statement was filed on January 26, 2007. Under the agreements with the holders of the Debentures, the Company is obligated to pay liquidated damages to the holders of the Debentures because the Registration Statement was not filed within the time frame provided therein and the registration statement was not declared effective within 120 days of the Closing Date. Accordingly, the Company recorded accrued estimated penalties of approximately $1,926,665 at March 31, 2007 (estimated through May 5, 2007 pursuant to EITF FSP 00-19-2). The Debenture holders have the right to have these liquidated damages paid in shares of Common Stock (valued at the conversion price). Following consultation with the investors, the Company withdrew the Registration Statement in May 2007. Certain of the investors have agreed to terminate the accrual of the liquidated damages beyond May 5, 2007 and to accept payment of such liquidated damages in unregistered shares of the Company's Common Stock. See Note 12 (Subsequent Events). The Company currently does not intend to refile the withdrawn registration statement and the Company is examining the effect of the withdrawal of such statement on the exercise period specified in the Investor Warrants.

The Private Placement resulted in a beneficial conversion feature of $5,658,503 which the Company recorded as a discount to the face value of the Debentures. The Company also recorded a $2,191,836 discount on the Debentures based upon the relative fair values of the Debentures and the Investor Warrants. During the three months ended March 31, 2007, $974,525 of these discounts was amortized and is included in interest expense in the accompanying condensed consolidated financial statements. The remaining unaccreted discount of $4,277,081 will be amortized over the remaining term of the Debentures.

In connection with the placement of the Debentures, a placement agent has received a cash fee of $1,000,000 and warrants, with a grant date value of $1,090,452, to purchase up to 2,000,000 shares of the Company's Common Stock, of which warrants for 1,333,333 shares have an initial exercise price equal to $0.75 per share and warrants for 666,667 shares have an initial exercise price equal to $1.50. These warrants become first exercisable on the earlier of (i) the sixth month following the effective date of the Registration Statement or
(ii) one year after issuance and continue to be exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement occurs. The resale of the Common Stock underlying the Placement Agent's Warrants will also be included in the Registration Statement. The Company paid an additional $84,500 in other costs associated with the placement of the Debentures. Accordingly, a total of $2,174,952 was recorded as deferred financing costs. During the three months ended March 31, 2007 $138,378-and $137,624 were amortized and are included in interest expense and amortization of deferred financing costs respectively.

The placement of the Debentures resulted in the reduction to $0.75 from $1.01 of the conversion rate into Common Stock of the then outstanding and unconverted 46,000 shares of the Company's Series B 8% Convertible Preferred Stock issued in April and May of 2005. The reduction in the conversion price resulted in an additional beneficial conversion feature of $1,591,525 which the Company recorded as a deemed dividend for this transaction in the quarter ended June 30, 2006.

NOTE 6 - NOTES PAYABLE

A. BRIDGE LOANS

(i) On January 19, 2007, the Company received a short-term loan in the aggregate gross amount of $356,000 from one of its institutional stockholder/investors. The loan is evidenced by the Company's promissory note in the principal amount of $384,480 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 19, 2007. Under the terms of the note, the holder may declare the note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the note when due, (ii) material breach of any of the representations or warranties made in such note, (iii) failure to observe any undertaking contained in such note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice,
(iv) the Company's admission in writing as to its inability to pay its debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for its dissolution, or apply for or consent to the appointment of a trustee, liquidator or receiver for the Company's or for a substantial part of the Company's property or business, (v) the Company's insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days. The Company did not repay the amounts due on this Note. See Note 12 (Subsequent Events)

(ii) On January 31, 2007 the Company obtained an additional short-term working capital loan in the gross amount of $200,000 from an institutional investor. The loan is evidenced by the Company's promissory note in the principal amount of $216,000 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the Note when due, (ii) material breach of any of the representations or warranties made in the Note, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice,
(iv) the Company admits in writing as to its inability to pay its debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for the Company's or for a substantial part of its property or business, (v) the Company's insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days. The Company did not repay the amounts due on this Note. See Note 12 (Subsequent Events)

(iii) On February 27, 2007, the Company obtained an additional short-term working capital loan in the gross amount of $500,000 from an institutional stockholder and a previous investor. The loan is evidenced by the Company's promissory note in the principal amount of $531,000 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default:
(i) failure to pay principal or any other amount due under the Note when due,
(ii) material breach of any of the representations or warranties made in the Note, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) the Company admits in writing as to its inability to pay its debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for the Company or for a substantial part of its property or business, (v) the Company's insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days. The Company did not repay the amounts due on this Note. See Note 12 (Subsequent Events)

NOTE 7 - RELATED PARTY TRANSACTION

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

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

The Company did not issue any common stock during the three months ended March 31, 2007.

NOTE 9 - MOTOROLA STRATEGIC ALLIANCE AGREEMENT

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

The Strategic Alliance Agreement provides that Motorola will pay to the Company $1.9 million for engineering costs associated with the development of the Gateway Products, of which as of June 18, 2007 approximately $1.8 million has been paid. Motorola is entitled to terminate the development program at any time prior to the completion of the development of the Gateway Products and, in the event that it does so, the Company will be entitled to retain any of the engineering costs paid or due and owing by Motorola as of the date of termination. Upon successful completion of all necessary testing, the Gateway Products will be manufactured by the Company for exclusive sale to Motorola.

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

The Company accounts for the strategic alliance with Motorola under SFAS No. 68 (Research and Development Arrangements). As such, amounts received from Motorola are netted against costs incurred by the Company. During the three months ended March 31, 2007 the Company spent $271,347 net of amounts received from Motorola on development projects related to the strategic alliance. In May 2007, Motorola and the Company have terminated this agreement. See Note 12 (Subsequent Events).

NOTE 10 - PRODUCT ENHANCEMENT

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

DISPUTED PAYABLE

Stifel Nicolaus & Company ("Stifel"), the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, has made a demand on the Company for payment of $700,000 as fees for financial advisory services that it claims are due in connection with certain of the bridge loans referred to in Note 6. The Company believes that Stifel's position, which is based on Stifel's interpretation of a placement agency agreement entered into by the Company and the investment bank in September 2005 and terminated by the Company in December 2005, is without merit. It is the Company's intention to defend itself against any claim for payment asserted by Stifel vigorously. The Company also reserves the right to dispute the balance due on the initial retainer payable under the agreement as well as related out-of-pocket expenses claimed by Stifel, which together total approximately $96,000, which are recorded and included in accounts payable as of September 30, 2006 in the accompanying condensed consolidated financial statements. See Note 12 (Subsequent Events)

NOTE 12 - SUBSEQUENT EVENTS

(i) On April 23, 2007, the Company and Stifel entered into a settlement agreement pursuant to which the issues surrounding the disputed payable referred to in Note 11 above were resolved. Pursuant to such agreement, the parties granted each other mutual releases and the Company issued to Stifel 500,000 shares under the Company's 2000 Equity Incentive Plan.

(ii) On May 30, 2007, the Company and Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc. entered into a (i) Transition Agreement (the "Transition Agreement") and (ii) License Agreement (the "License Agreement"), pursuant to which the Strategic Alliance Agreement entered into by the parties on April 5, 2006 (the "Original Strategic Alliance Agreement") was terminated (except for certain specified provisions).

Pursuant to the License Agreement, the Company transferred to Motorola all duties relating to the engineering, manufacturing, and support of the IP Home gateways that the Company and Motorola have been jointly developing. Under the Original Strategic Alliance Agreement, the Company and Motorola have been working to jointly develop a family of three IP Home gateways (the "Gateway Products") that are being designed to provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform. Pursuant to the License Agreement, all further development, engineering and manufacture of the Gateway Products will become the sole responsibility of Motorola. Motorola will pay to the Company $5.00 for each unit of the Gateway Product (the "Production Fee") manufactured by Motorola under the License Agreement. The Production Fee is payable on a calendar quarterly basis, by the 45th day following each calendar quarter. Motorola will be paying to the Company an advance of $200,000 in respect of the Production Fee with respect to the first 40,000 Gateway Product units to be manufactured under the License Agreement. The advance on the Production Fee is due to be paid June 18, 2007.

The Transition Agreement was intended to govern the transition period in which the Gateway Product engineering, manufacturing, and support responsibilities are being transferred to Motorola. Under the Transition Agreement, the Company was required to deliver to Motorola certain agreed upon deliverables (the "Transition Deliverables") on or before June 15, 2007. The License Agreement became effective on the date (the "License Agreement Effective Date") on which the delivery of the Transition Deliverables was completed. Upon the License Agreement Effective Date, the Original Strategic Alliance Agreement was terminated and of no further effect, except for certain specified provisions. Upon receipt of invoices from the Company, Motorola agreed to pay to the Company, in respect of the Transition Deliverables and the remaining deliverables under the Original Strategic Alliance Agreement, $250,000 within seven days of the effective date of the Transition Agreement and $83,333 within seven days of the acceptance by Motorola of the Transition Deliverables. On June 8, 2007, the Company received from Motorola the $250,000 payment and on June 11, 2007, Motorola accepted the Transition Deliverables.

(iii) During May 2007, the Company requested in writing of the 26 holders of the Company's two-year 8% Senior Secured Convertible Debentures (the "Convertible Debentures") to waive (hereinafter the "Waiver") certain provisions of the transaction documents governing the Convertible Debentures. To date, all but five of these holders, representing, in the aggregate, 7.5% of the $10 million in principal outstanding amount of the Convertible Debentures, have responded to the Waiver. The material principal operative terms of the Waiver and the responses of the 21 holders representing 92.5% of the $10 million of the outstanding principal amount of the Convertible Debentures are summarized below.

The holders of $9,050,000 of the outstanding principal amount of the Convertible Debentures have agreed to defer to June 30, 2007, the next scheduled interest payment date, interest payments with respect to the Convertible Debentures currently due and owing and to accept, at such time, payment of interest in shares of the Company's Common Stock. Additionally these holders of $9,050,000 of the outstanding principal amount of the Convertible Debentures have agreed that the liquidated damages payable to holders of the Convertible Debentures in connection with the late filing/effectiveness of the registration statement relating to the Common Stock underlying the Convertible Debentures, which registration statement the Company filed in January 2007 and, following consultation with the investors, withdrew in May 2007, will cease to accrue as of May 5, 2007. These holders have further agreed to accept payment of the liquidated damages in shares of Common Stock.

The holders of $9,250,000 of the outstanding principal amount of the Convertible Debenture holders have agreed (i) that the Company may enter into a "New Transaction", as defined in the transaction documents governing the Convertible Debentures (collectively, the "Debenture Transaction Agreements"), including, without limitation, a New Transaction for the purpose of raising working capital (hereinafter a "Financing Transaction"), (ii) to waive certain provisions in the Debenture Transaction Agreements relating to the effective per share purchase price in any new financing agreement where no minimum per share price is specified and (iii) to subordinate their lien with respect to the Company's assets securing the amounts owed to them in connection with the Convertible Debentures in favor of any new Financing Transaction that the Company completes on or before August 31, 2007 (whether in one or more transactions). In connection with their consent to a New Transaction, 2 holders representing 27% of the principal outstanding amount of the Convertible Debentures have included certain additional provisions relating to the structure and amount of the New Financing. Company management is in the process of clarifying certain of the provisions inserted by these holders. The holders' subordination agreement above is subject to the Company filing its quarterly report on Form 10-QSB for the three month period ended March 31, 2007 on or before the date required to avoid the delisting of the Company's Common Stock from the over-the counter Bulleting Board.

In consideration of the waivers granted hereunder, the Company undertook to reprice from $1.50 per share to $0.20 per share the Investor Warrants held by the consenting investors.

(iv) In May and June 2007, the Company defaulted on the repayment obligation of $1,131,480 in principal amount of bridge loans discussed in Note 6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

Amedia is involved in the development and manufacture of Triple-play Broadband to the home Ethernet based equipment. Amedia has developed multiple versions of indoor and hardened outdoor home gateway products with VoIP voice, IPTV video and high bandwidth data capabilities with various network interfaces such as Fast Ethernet fiber, VDSL2 long/short reach as well as other customized variations of VDSL and ADSL2+ protocols, home wiring protocols such as MoCA and HPNA as well as 802.11 and UWB wireless capabilities. In addition, Amedia has developed and deployed hardened Ethernet-based aggregation switches for outside and inside plant installations. Amedia's product line includes the AS5000 Aggregation Switch, PG1000 home gateways based on fiber, Ethernet and VDSL2 interfaces and the more advanced modular HGV-100 gateway product line with multiple WAN and LAN interfaces and TR069 management interface. Amedia has also developed a highly modular hardware and software architecture to customize these various product implementations that satisfy differing market requirements. In order to manage this product line, Amedia has also developed and deployed a comprehensive network management system with graphical user interface and SNMP management protocol.

We also continue to upgrade and improve our gateway product line to encompass home networking features. For example, the company has begun focusing on software for a home gateway that will transform the home gateway into a Broadband Entertainment Center. This will allow users to store, organize, and search all types of multimedia content -- from movies, to home videos, to music, to games -- within a personal media library storage device connected to their residential gateway, and then play that content on virtually any television, monitor, or networked device.

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

In April 2006, we entered into an agreement with Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc., pursuant to which Motorola will distribute under the Motorola brand a family of up to three IP Home Gateway products to be jointly developed by us and Motorola that are intended to provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. In October 2006, we successfully passed the IPTV Gateway System Verification Testing Acceptance Test, the second major engineering milestone test specified in the agreement with Motorola. This test is the culmination of our system integration testing and is designed to demonstrate the functionality and the stability of the hardware and software of the IPTV Gateway. Following the test, we delivered the IPTV Gateway to Motorola so that it can perform its final System Verification Testing, the success of which is necessary to the commencement of Alpha or Beta trials and commercial release. In May 2007, we and Motorola entered into a new license agreement terminating the April 2006 and transferring to Motorola all duties relating to the engineering, manufacturing, and support of the IP Home gateways. Under the new license agreement, Motorola will pay to us $5.00 for each unit of the gateway product (the "Production Fee") manufactured by Motorola under the license agreement. The Production Fee is payable on a calendar quarterly basis, by the 45th day following each calendar quarter. Motorola will be paying to the Company an advance of $200,000 in respect of the Production Fee with respect to the first 40,000 Gateway Product units to be manufactured under the License Agreement. The advance on the Production Fee is due to be paid by June 18, 2007. Motorola also agreed to pay to us, in respect of the of the remaining deliverables under the Original Strategic Alliance Agreement and certain transition related deliverables, $250,000 within seven days of the effective date of the Transition Agreement and $83,333 within seven days of the acceptance by Motorola of the Transition Deliverables. On June 7, 2007, the Company received from Motorola the $250,000 payment and on June 11, 2007, Motorola accepted the Transition Deliverables.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, "Share-Based Payment" (SFAS 123R) that amends SFAS 123, and SFAS No. 95, "Statement of Cash Flows" and supersedes Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations (APB 25). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. SFAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which the Company issues equity instruments for services to non-employees.

The Company adopted the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND THE THREE MONTHS ENDED MARCH 31, 2006

SALES AND COST OF GOODS SOLD. Revenues for the three months ended March 31, 2007 and March 31, 2006 were $234,400 and $25,379, respectively. Revenues for the three months ended March 31, 2007 were attributable to units shipped to Motorola for customer trials. Cost of goods sold were $219,642 and $19,747 during the three months ended March 31, 2007 and 2006, respectively.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2007 and March 31, 2006 were $1,094,058 and $1,267,114, respectively. The decrease in research and development expenses during the 2007 period is primarily attributable to amounts received from Motorola that offset research and development expenses, reduced employee wages and reduced stock based compensation recorded for stock options granted to employees.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution. Sales and marketing expenses for three months ended March 31, 2007 and March 31, 2006 were $75,666 and $427,479, respectively. The decrease is primarily attributable to a shift in personnel costs from marketing to research and development of our products and reduced costs for trade shows, promotional materials and consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting, investor relations and other services. General and administrative expenses for the three months ended March 31, 2007 and March 31, 2006 were $577,304 and $1,245,958, respectively. The decrease in general and administrative expenses during the 2007 period is attributable to reduced stock based compensation recorded for stock options granted to employees and non-employee directors and a decrease in personnel costs and outside services.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances were $11,289 March 31, 2007 and $368,294 at December 31, 2006.

Net cash used during the three months ended March 31, 2007 consisted of operating activities of approximately $1.3 million. Net cash used during the corresponding period in 2006 consisted of operating activities of approximately $2.1 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $0.3 million.

Net cash provided by financing activities during the three months ended March 31, 2007 was approximately $913,413 compared to approximately $1,984,177 in the corresponding period in 2006. Net cash provided by financing activities during the 2007 period was the result of proceeds of $1,216,000 from the issuance of short-term notes in the aggregate principal amount of $1,291,480 offset by financing costs of $120,480 and the repayment of short term notes of $180,812. Net cash provided by financing activities during the corresponding period in 2006 was the result of short term borrowings and proceeds from the exercise of stock options.

From our inception in August 1994, we have financed our operations through the sale of our securities. Set forth below is a summary of our recent financings.

On January 19, 2007, we received a short-term loan in the aggregate gross amount of $356,000 from one of our institutional stockholder/investors. The loan is evidenced by a promissory note in the principal amount of $384,480 and becomes due and payable on the earliest to occur of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds of at least $2 million or (ii) May 19, 2007. Under the terms of the note, the holder may declare the note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the note when due, (ii) material breach of any of the representations or warranties made in such note,
(iii) failure to observe any undertaking contained in such note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) our admission in writing as to our inability to pay our debts generally as they mature, make an assignment for the benefit of creditors or commences proceedings for our dissolution, or apply for or consent to the appointment of a trustee, liquidator or receiver for our or for a substantial part of our property or business, (v) our insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days. We are currently in default on this loan.

On January 31, 2007 we obtained an additional short-term working capital loan in the gross amount of $200,000 from an institutional investor. The loan is evidenced by a promissory note in the principal amount of $216,000 and becomes due and payable on the earliest to occur of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the Note when due, (ii) material breach of any of the representations or warranties made in the Note,
(iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) our admission in writing as to our inability to pay debts generally as they mature, make an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for our or for a substantial part of its property or business, (v) our insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days. We are currently in default in this loan.

On February 27, 2007, we obtained an additional short-term working capital loan in the gross amount of $500,000 from an institutional stockholder and a previous investor. The loan is evidenced by a promissory note in the principal amount of $531,000 and becomes due and payable on the earliest to occur of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the
Note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the Note when due, (ii) material breach of any of the representations or warranties made in the Note, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) our admission in writing as to our inability to pay debts generally as they mature, make an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for our or for a substantial part of its property or business, (v) our insolvency or liquidation or a bankruptcy event, (vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days. We are currently in default on this loan.

Between October 23, 2006 and December 28, 2006, we consummated bridge loan transactions pursuant to which we borrowed the approximate gross amount of $1.45 million (prior to the payment of offering related fees and expenses). The funds were raised in response to an offer we made to the holders of the purchasers of the of the Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") and the Series A 7% Convertible Preferred Stock (the "Series A Preferred Stock") to reinstate for a specified period certain price protection provisions that were contained in the purchase agreements relating to these securities. An initial loan in the gross amount of $600,000 was advanced on October 23, 2006 (the "Initial Closing Date") from institutional investors who purchased Series B Preferred Stock and thereafter subsequent closings were held in November and December 2006 with investors who had purchased either or both of our Series A or Series B Preferred Stock. The offer expired on December 31, 2006. The loans are evidenced by our promissory notes (each, a "Note" and collectively, "Notes") in the aggregate principal amount equal to the amount advanced by investors multiplied by the Applicable Percentage. The "Applicable Percentage" is the percentage which is equal to (x) one hundred percent (100%), plus (y) (1) the percent equal to twenty-four percent (24%), multiplied by (2) the fraction, of which the numerator is the number of days from the closing date of the Loan for the relevant investor until February 20, 2007 (the "Stated Maturity Date"), which is 120 days after the Initial Closing Date, and the denominator is 360. All loans, whether advanced on the Initial Closing Date or thereafter, are scheduled to mature on the date (the "Maturity Date") which is the earliest of (i) the Stated Maturity Date, (ii) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings (except for the proceeds of these loans and other limited exceptions specified in the promissory notes evidencing the loans), gross proceeds to us of at least $2 million or (iii) the date on which an investor accelerates payment on the note evidencing a loan while there is existing an Event of Default under that note. In February 2007, at our request, holders of approximately $1.463 million in principal amount of the Notes agreed to extend the maturity date of such notes until March 22, 2007 in consideration of our payment of a portion of the principal of their respective Notes, and our agreement that the interest on the unpaid balance of the outstanding principal amount of these loans will accrue interest at a rate of 24% per annum. One of the holders of the Notes did not agree to the extension and accordingly its note in the principal amount of $71,020 was paid in full. Payments were made from the proceeds of short-term loans that were advanced to the Company on February 27, 2007 discussed above. We and these lenders are in discussions regarding an extension of the payment period and/or a restructuring of the amounts owed, although there can be no assurance that we will be able to reach agreement with the lenders on such issues.

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

On May 5, 2006, we raised gross proceeds of $10 million from the private placement to certain institutional and individual investors of our two-year 8% Senior Secured Convertible Debentures. At closing, we received net proceeds of approximately $5.2 million, after payment of offering related fees and expenses and after the repayment of bridge loans made between December 2005 and April 2006 in the aggregate amount of $3,691,500 (inclusive of $30,000 in related fees). Certain of the investors in these bridge loans elected to participate in the Convertible Debenture transaction and, accordingly, approximately $850,000 in principal amount of bridge loans was offset against these investors' purchases of the Convertible Debentures. The holders of the Convertible Debentures have a lien on all of our assets, including our intellectual property. We owed to the holders of these debentures as of March 31, 2007 approximately $1.7 million in liquidated damages in respect of the delay in the filing and effectiveness of the Registration Statement beyond the time frame specified in the agreements with such holders as well as $725,479 in interest owed and accruing. We have not made payments of interest and liquidated damages (payable in connection with the late filing/effectiveness of the Registration Statement) due as of March 31, 2007. Following consultation with these investors, in May 2007, we withdrew the Registration Statement that we originally filed in January 2007 covering the resale of shares of common stock underlying the securities held by the Debenture holders. Certain of the investors have agreed to the further deferral of payment of , the cessation of liquidated damages, the facilitation of additional financing and the subordination of the Debenture holders security interest to the providers of new funds. We are in the process of clarifying certain issues in connection with these waivers. See Note 12 Subsequent Events to the financial statements accompanying this report.

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

During the second fiscal quarter of 2007, we entered into a new licensing agreement with Motorola pursuant to which we transferred to Motorola all duties relating to the engineering, manufacturing, and support of the IP Home gateways that we and Motorola have been jointly developing. Under the agreements with Motorola, on June 7, 2007 we received $250,000 in respect of the amounts outstanding under the Strategic Alliance Agreement, which as of the date of the License Agreement, was terminated and no longer in force and effect. Under the License Agreement, Motorola will pay to us $5.00 for each unit of the Gateway Product manufactured by Motorola under the License Agreement. The Production

Fee is payable on a calendar quarterly basis, by the 45th day following each calendar quarter. Motorola will be paying to the Company an advance of $200,000 in respect of the Production Fee with respect to the first 40,000 Gateway Product units to be manufactured under the License Agreement. The advance on the Production Fee is due to be paid by June 18, 2007.

We need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that have matured and not been repaid. As previously disclosed in our periodic reports, we have been actively seeking additional capital. We have laid-off most of our remaining employees and as of June 18, 2007, we have nine remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management. If we are unable to raise additional capital almost immediately, we may be forced lay-off our remaining workforce and either restructure or cease operations entirely. We may not be successful in our efforts to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. We have received a non-binding term sheet for an equity financing, subject to due diligence and other conditions, which our board is currently studying. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. If we are unable to raise funds as needed, we may need to curtail expenses, reduce planned research and development and sales and marketing efforts, forego business opportunities and cease operations. These conditions raise substantial doubts as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have determined that a material weakness existed in our internal control over financial reporting related to the disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, including Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," and, as a result, our disclosure controls and procedures were not effective as of March 31, 2007 as it relates to disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, including Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,". Specifically, the Company did not design and implement controls necessary to provide reasonable assurance that the disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, including Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 were disclosed in accordance with generally accepted accounting principles. This control deficiency was determined to be a material weakness due to the potential for material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls. Based on this, there is more than a remote likelihood that a material misstatement of the interim financial statements would not have been prevented or detected.

Given this material weakness, management devoted additional resources to resolving questions that arose during the three month period ended March 31, 2007. As a result, we are confident that our financial statements for the three months ended March 31, 2007 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the material weakness affected the results for the three months ended March 31, 2007 or any prior period.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on our business.

ITEM 2. CHANGE IN SECURITIES

We did not issue any equity shares during the three months ended March 31, 2007

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 17, 2007, we have not repaid principal and accrued interest that became due as of such date in the aggregate amount of $2,626,843. The delivery of notice to us by any one of these holders demanding immediate payment will trigger an Event of Default under the agreements.

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

                              AMEDIA NETWORKS, INC.

            DATE: JUNE 21, 2007                     BY /S/ FRANK GALUPPO
                                                       -------------------------
                                                       FRANK GALUPPO,
                                                       CHIEF EXECUTIVE OFFICER


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

            DATE: JUNE 21, 2007                     BY /S/ JAMES D. GARDNER
                                                       ------------------------
                                                       JAMES D. GARDNER,
                                                       CHIEF FINANCIAL OFFICER