Form 10QSB
period 2007-06-30
AMEDIA NETWORKS, INC.
filed 2007-08-14
CIK 933955

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

        /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

                                       or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No[X]

The number of shares outstanding of the registrant's Common Stock as of August 13, 2007, is 34,431,332 shares.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                      INDEX

                                                                           Page
                                                                           ----
Forward Looking Statements                                                 (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet as of
        June 30, 2007 (unaudited)                                            1

        Condensed Consolidated Statements of Operations
        For the six and three months ended June 30, 2007
        and 2006 and from Inception (July 14, 1994)
        to June 30, 2007 (unaudited)                                         2

        Condensed Consolidated Statements of Cash Flows
        For the six months ended June 30, 2007 and 2006
        and from Inception (July 14, 1994) to June 30,
        2007 (unaudited)                                                     3

Notes to the Condensed Consolidated Financial Statements (unaudited)         4

Item 2. Management's Discussion and Analysis or Plan of Operation           12

Item 3. Controls and Procedures                                             15

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         16

Item 3. Defaults upon Senior Securities                                     16

Item 4. Submission of Matters to a Vote of Security Holders                 16

Item 5. Other Information                                                   16

Item 6. Exhibits                                                            17

Signatures                                                                  18


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




                                      (ii)

                           AMEDIA NETWORKS, INC. AND SUBSIDIARY
                              (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                       (UNAUDITED)

                                      June 30, 2007

                                          ASSETS
Current assets
     Cash and cash equivalents                                              $    128,818
     Inventories                                                                 122,526
     Prepaid expenses                                                             26,447
                                                                            ------------
     Total current assets                                                        277,791
                                                                            ------------
Property and equipment - net                                                     589,959
                                                                            ------------
Other assets
     Capitalized software costs                                                  708,542
     Deferred financing costs                                                    903,039
     Security deposit                                                             46,750
                                                                            ------------
     Total other assets                                                        1,658,331
                                                                            ------------
         Total assets                                                       $  2,526,081
                                                                            ============
                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Current liabilities
     Accounts payable                                                       $  1,251,161
     Accrued expenses                                                            565,123
     Accrued penalties                                                         2,383,612
     Accrued interest                                                            251,797
     Deferred revenue                                                            200,000
     Notes payable                                                             2,739,427
     Capital leases                                                                9,569
     8% Convertible debentures, net of unamortized discount of $3,291,728      6,708,272
                                                                            ------------
     Total current liabilities                                                14,108,961
                                                                            ------------
         Total liabilities                                                    14,108,961
                                                                            ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 10,418 issued and outstanding
   ($1,041,800 liquidation preference)                                                10
   Series B convertible preferred stock,
   85,000 shares authorized; 33,000 issued and outstanding
   ($3,300,000 liquidation preference)                                                33
Common stock, $.001 par value;
   100,000,000 shares authorized; 34,331,292
   issued and outstanding                                                         34,331
Additional paid-in capital                                                    73,822,906
Deficit accumulated during the development stage                             (85,437,103)
Deferred compensation                                                             (3,057)
                                                                            ------------
     Total stockholders' deficiency                                          (11,582,880)
                                                                            ------------
         Total liabilities and stockholders' deficiency                     $  2,526,081
                                                                            ============

                See Notes to Condensed Consolidated Financial Statements.
                                           -1-


                                               AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                                                       From
                                                                                     Inception
                                                            Six Months                (July 14,            Three Months
                                                              Ended                   1994) to                Ended
                                                              June 30,                June 30,               June 30,
                                                       2007             2006            2007           2007             2006
                                                    ------------    ------------    ------------    ------------    ------------
Sales                                               $    234,400    $     25,379    $    272,671    $          -    $          -
                                                    ------------    ------------    ------------    ------------    ------------
Cost of goods sold                                       219,642          19,747         252,348               -               -
                                                    ------------    ------------    ------------    ------------    ------------
Gross profit                                              14,758           5,632          20,323               -               -
                                                    ------------    ------------    ------------    ------------    ------------
Expenses
     Research and development (1)                      1,586,766       2,419,017      19,812,534         492,708       1,151,903
     Sales and marketing (1)                             191,585         839,495      14,263,945         115,919         412,016
     General and administrative (1)                      905,386       1,955,973      27,364,430         328,082         710,015
     Inventory write off                                       -               -         898,802               -               -
     Impairment of capitalized software                        -               -         880,021               -               -
     Bad debt expense                                          -               -         161,000               -               -
                                                    ------------    ------------    ------------    ------------    ------------
Total expenses                                         2,683,737       5,214,485      63,380,732         936,709       2,273,934
                                                    ------------    ------------    ------------    ------------    ------------
Operating loss                                        (2,668,979)     (5,208,853)    (63,360,409)       (936,709)     (2,273,934)
                                                    ------------    ------------    ------------    ------------    ------------
Other expense (income)
     Legal settlement                                          -               -         565,833               -               -
     Late filing penalty on stock registration rights    226,666         641,738       2,416,926               -         641,738
     Realized gain of foreign currency translation             -               -         (81,007)              -               -
     Loss on investment                                        -               -          17,000               -               -
     Other income                                              -               -         (75,000)              -               -
     Net losses of affiliate                                   -               -       1,196,656               -               -
     Impairment loss on investment in affiliate                -               -         748,690               -               -
     Revenue from copy protection business                     -               -        (125,724)              -               -
     Gain on sale of copy protection business                  -               -      (5,708,328)              -               -
     Gain on sale of investment in affiliate                   -               -         (40,000)              -               -
     Loss (gain) on disposition of fixed assets          (21,932)              -           8,942         (21,932)              -
     Amortization of deferred financing costs            498,232          83,723       5,436,532         203,088          83,723
     Impaired offering costs                                   -               -         267,404               -               -
     Interest income                                           -         (26,983)     (1,027,844)              -         (26,230)
     Interest expense                                  2,938,911       1,908,052       9,807,243       1,497,746       1,495,821
                                                    ------------    ------------    ------------    ------------    ------------
Total other expense                                    3,641,877       2,606,530      13,407,323       1,678,902       2,195,052
                                                    ------------    ------------    ------------    ------------    ------------
Net loss                                            $ (6,310,856)   $ (7,815,383)   $(76,767,732)   $ (2,615,611)   $ (4,468,986)
                                                    ============    ============    ============    ============    ============
Deemed dividend on convertible preferred stock                 -       1,591,525       7,162,382               -       1,591,525
Dividend on convertible preferred stock                  167,338         317,729       1,506,989          83,669         140,817
                                                    ------------    ------------    ------------    ------------    ------------
Net loss applicable to common stockholders          $ (6,478,194)   $ (9,724,637)   $(85,437,103)   $ (2,699,280)   $ (6,201,328)
                                                    ============    ============    ============    ============    ============
Per share data:
     Basic and diluted                              $      (0.21)   $      (0.40)                   $      (0.09)   $      (0.23)
                                                    ============    ============                    ============    ============
Weighted average number
    of common shares used in
    basic and diluted loss per share                  30,471,255      24,609,848                      30,682,765      26,635,279
                                                    ============    ============                    ============    ============

(1) Includes non-cash,  stock-based compensation expense as follows:

     Research and development                       $    295,779    $    129,170    $  1,024,422    $    240,457    $     54,220
     Sales and marketing                                  81,300          85,246       5,572,448          65,439          44,850
     General and administrative                          157,308         679,278       7,164,853          69,415         200,394
                                                    ------------    ------------    ------------    ------------    ------------

                                                    $    534,387    $    893,694    $ 13,761,723    $    375,311    $    299,464
                                                    ============    ============    ============    ============    ============


                                    See Notes to Condensed Consolidated Financial Statements.
                                                               -2-

                                    AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                                       From
                                                                          Six Months                Inception
                                                                            Ended                 (July 14, 1994)
                                                                           June 30,                 to June 30,
                                                                    2007             2006             2007
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (6,310,856)    $ (7,815,383)    $(76,767,732)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Depreciation and amortization                                    113,727          296,317        2,196,722
    Forgiveness of note receivable, officer                                -                -          100,000
    Loss (Gain) from disposition of fixed assets                     (21,932)               -          175,133
    Bad debt expense                                                       -                -          161,000
    Amortization of note discount and finance costs                1,446,756        1,391,558        8,843,952
    Impaired offering costs                                                -                -          267,404
    Foreign currency translation adjustment and realized gain              -                -          (82,535)
    Beneficial conversion feature of convertible dept              1,412,675          437,071        3,858,341
    Stock based compensation                                         534,387          893,694       13,934,684
    Stock based settlement                                           148,748                           148,748
    Payment of common stock issued with guaranteed selling price           -                -         (155,344)
    Net losses of affiliate                                                -                -        1,196,656
    Impairment loss on investment in affiliate                             -                -          748,690
    Gain on sale of Copy Protection Business                               -                -       (5,708,328)
    Gain on sale of investment in affiliate                                -                -          (40,000)
    Inventory write off                                                    -                -          898,802
    Impairment of intangibles                                              -                -          880,021
    Increase (decrease) in cash attributable
     to changes in assets and liabilities
     Accounts receivable                                               6,224                -              554
     Inventories                                                     (19,523)          11,852       (1,021,328)
     Prepaid expenses                                                154,768           12,779         (274,910)
     Due from Motorola                                               218,805                -          218,805
     Other assets                                                          -                -          (46,750)
     Accounts payable                                               (138,489)        (462,203)         779,051
     Accrued expenses                                                274,787           (1,208)       1,945,312
     Accrued penalties                                               226,666          631,419        1,998,001
     Accrued dividends                                                     -
     Deferred revenue                                                200,000          178,769          200,000
     Accrued interest                                                557,797          131,803        1,340,569
                                                                ------------     ------------     ------------

    Net cash used by operating activities                         (1,195,460)      (4,293,532)     (44,204,482)
                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of fixed assets                                 48,971                -          117,565
  Purchases of property and equipment                                      -         (118,897)      (2,048,583)
  Intangible asset                                                         -         (528,045)      (2,382,178)
  Proceeds from sale of Copy Protection Business                           -                -        5,050,000
  Proceeds from sale of investment in affiliate                            -                -           40,000
  Investment in ComSign, Ltd.                                              -                -       (2,000,000)
  Increase in note receivable, officer                                     -                -         (100,000)
  Increase in note receivable                                              -                -         (130,000)
  Increase in organization costs                                           -                -           (7,680)
                                                                ------------     ------------     ------------

    Net cash provided (used) by investing activities                  48,971         (646,942)      (1,460,876)
                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of convertible preferred stock                -                     -  11,726,600
  Proceeds from exercise of warrants                                       -          210,018          189,230
  Proceeds from issuance of common stock                                   -                -       21,436,972
  Stock offering costs                                                     -                -         (475,664)
  Deferred financing costs                                          (120,480)      (1,309,620)      (2,400,100)
  Proceeds from note payable                                       1,216,000        2,450,000        6,213,097
  Proceeds from short-term borrowings                                      -                -        1,356,155
  Payments on capital lease obligations                               (2,695)          (2,439)         (10,589)
  Proceeds from long-term debt                                             -                -        2,751,825
  Proceeds from convertible debentures                                     -       10,000,000       11,150,000
  Repayment of short-term borrowings                                (185,812)      (3,661,500)      (4,354,394)
  Repayments of long-term debt                                             -                -       (1,615,825)
  Dividends paid to preferred stockholders                                 -                -         (167,719)
                                                                ------------     ------------     ------------

    Net cash provided by financing activities                        907,013        7,686,459       45,799,588
                                                                ------------     ------------     ------------

Effect of exchange rate changes on cash                                    -                -           (5,412)
                                                                ------------     ------------     ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (239,476)       2,745,985          128,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     368,294          333,787                -
                                                                ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    128,818     $ 3,079,772      $    128,818
                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the periods for:
     Interest                                                   $          -     $     30,000     $    512,492
                                                                ============     ============     ============

    Non-cash investing and financing activities:

     Deemed dividend in connection with sale
      of convertible preferred stock                            $          -     $  1,591,525     $  7,162,382
                                                                ============     ============     ============

     Beneficial conversion feature in connection with
      sale of convertible debentures                            $          -     $          -     $  5,658,503
                                                                ============     ============     ============

     Issuance of common stock in connection with
      payment of dividends on preferred stock                   $    167,339     $    317,731          485,070
                                                                ============     ============     ============

     Issuance of common stock in connection with
      payment of interest on convertible debentures             $    837,753                      $    837,753
                                                                ============     ============     ============

     Issuance of common stock warrants in connection
      with Convertible debentures                               $          -     $          -     $  3,282,288
                                                                ============     ============     ============

     Issuance of common stock warrants in connection
      with note payable                                         $          -     $          -     $    108,660
                                                                ============     ============     ============

     Original issue discount on notes payable                   $     75,480     $    131,500     $    373,643
                                                                ============     ============     ============

     Issuance of common stock warrants in connection
      with bridge loan                                          $          -     $    338,955     $    517,449
                                                                ============     ============     ============

     Capital leases                                             $          -     $          -     $     20,158
                                                                ============     ============     ============

     Late filing penalty on preferred stock registration
      paid in common stock                                      $          -     $          -     $     14,136
                                                                ============     ============     ============

     Repayments of notes payable by issuance
      of convertible debentures                                 $          -     $          -     $    850,000
                                                                ============     ============     ============
     Common stock issued for settlement                         $    245,000     $          -     $    245,000
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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses resulting in cash flow deficiencies from operations and a working capital deficiency of $13,831,170 at June 30, 2007. As indicated in the accompanying condensed consolidated financial statements, as of and for the six months ended June 30, 2007, the Company had cash balances of $128,818 and incurred a net loss applicable to common stockholders of $6,478,194. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to meet its operating requirements and realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's future operations are dependent upon management's ability to find sources of additional capital. The Company needs to raise additional funds on an immediate basis to continue to meet its liquidity needs, repay short-term loans that matured in March and May 2007 and have not been repaid and, realize its current business plan and maintain operations. Management of the Company is continuing its efforts to secure funds for its operations. The Company has received from representatives of certain prospective investors a non-binding term sheet with respect to debt based financing. No assurance can be provided that the Company will be able to raise the needed funds on commercially reasonable terms or at all.

As more fully described in Note 6 (Notes Payable), the Company raised net proceeds of $914,707 during the first quarter of 2007 in working capital loans. As of June 30, 2007, the Company has not repaid principal and accrued interest that became due during the three months ended June 30, 2007 in the aggregate amount of $2,903,251. In addition, the Company did not make interest payments in the aggregate amount of $87,973 due and owing as of June 30, 2007 and certain other payments in the aggregate amount of approximately $1.9 million owing as of May 5, 2007 to the holders of the convertible debentures that the Company issued in the May 2006 private placement (Note 5). The delivery of notice to the Company by any one of these holders demanding immediate payment will trigger an Event of Default under the agreements with the debenture holders and entitle these holders to foreclose on our property. The Company and the holders of these debts are in discussions in an attempt to address these and resolve these issues but no assurance can be provided that the Company will be able to reach a mutually acceptable resolution of these issues. An Event of Default will materially adversely affect the Company's business and may result in the cessation of operations.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at June 30, 2007, and its results of operations and cash flows for the six months ended June 30, 2007 not misleading. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TTR LTD., which has been inactive since December 2002. All significant inter-company accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company receives revenue from the sale of products and licensing of software developed under the Motorola agreement. Revenue is recognized on product sales when there exists persuasive evidence of an arrangement pursuant to which units are shipped, the fee is fixed and determinable and collection is probable. Revenue is recognized on the licensing of software when the products incorporating the licensed software are manufactured by the licensee.

Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer's location when the risks and rewards of ownership have passed to the customer. During the six months ended June 30, 2007 the Company recorded $234,400 from sales of units of products and related hardware, and no revenue on the licensing of software.

INVENTORY

Inventory includes costs for materials and finished products which are stated at the lower of cost or market. As of June 30, 2007 any items relieved from inventory have been determined under the specific identification method. The balance at June 30, 2007 of inventories amounted to $122,526, which included raw materials of $35,298 and finished goods of $87,228.

CAPITALIZED SOFTWARE COSTS

During the six months ended June 30, 2007, the Company did not capitalize any internally developed software product costs, and for the six months ended June 30, 2006, the company capitalized $528,045. Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed". Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached. During the six months ended June 30, 2007, the Company did not record any amortization expense, as the products under development were not generally available. During the six months ended June 30, 2006, the company recorded amortization expense of $204,584.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the six months ended June 30, 2007 and 2006 were $1,586,766 net of $700,000 invoiced pursuant to the Company's agreement with Motorola (see Note 9) and $2,419,017, respectively.

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

As of June 30, 2007, the Company recorded a total of $2,383,612 in penalties associated with delays in the filing/effectiveness of registration statements. A total of $1,926,665 is for liquidated damages through May 5, 2007 in connection with the delay in filing and the non-effectiveness of the resale registration statement covering the shares of Common Stock underlying the Company's two-year 8% Senior Secured Convertible Debentures (the "Convertible Debentures") that were issued in May 2006. The Company filed the registration statement in January 2007 and, in May 2007 following consultation with the investors, it withdrew such registration statement. Certain of the holders of the Convertible Debentures have agreed to, among other things, terminate the accrual of liquidated damages beyond May 5, 2007 and to accept payment of the liquidated damages then accrued in shares of the Company's Common Stock. A total of $287,475 is for a delay in the filing of a post-effective amendment to the original registration statement for the Series A convertible preferred stock and $169,473 is for a delay in filing of a post effective amendment to the registration statement for the Series B convertible preferred stock, both of which have subsequently been filed and are currently effective.

For the six months ending June 30, 2007, the Company recorded $226,666 in liquidated damages through May 5, 2007 in connection with the delay in filing and the non-effectiveness of the resale registration statement covering the shares of Common Stock underlying the Company's two-year 8% Senior Secured Convertible Debentures that were issued in May 2006. For the quarter and six months ending June 30, 2006, the company recorded $486,666 in liquidated damages relating to the Convertible Debentures. The Company does not currently plan to file a registration statement for the shares of Common Stock underlying the Company's Convertible Debentures.

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

In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements. Stock option activity for the six months ending June 30, 2007 is summarized as follows:

                                                                                            Weighted    Weighted
                                                                                             Average     Average     Aggregate
                                                               Options                      Exercise    Remaining    Intrinsic
                                                  Plan         Nonplan         Total         Price        Years        Value
                                               ----------     ----------     ----------    ----------  ----------    ----------
Options outstanding, December 31, 2006          8,186,364        164,406      8,350,770          1.47        6.73
Granted                                                 0              0              0
Exercised                                               0              0              0
Forfeited                                        (125,666)                     (125,666)         1.20
                                               ----------                    ----------    ----------

Options outstanding, March 31, 2007             8,060,698        164,406      8,225,104          1.47        5.81        54,076
Granted                                                 0              0              0            NA
Exercised                                               0              0              0            NA
Forfeited                                        (404,583)             0       (404,583)         0.88
                                               ----------     ----------     ----------    ----------

Options outstanding, June 30, 2007              7,656,115        164,406      7,820,521          1.50        4.98         8,500

Options Exercisable, June 30, 2007              7,222,337        164,406      7,386,743          1.55        4.78         8,500

Shares of common stock available for future
  grant under the plan                          3,443,408

Non-Vested at June 30, 2007                       433,778                       433,778

The total fair value of shares vested during the six months ended June 30, 2007 was $558,685.

No options were granted or exercised during the six months ended June 30, 2007.

During the six month periods ended June 30, 2007 and June 30, 2006, the company recorded $534,387 and $673,694 in stock based compensation, respectively.

The weighted average remaining period over which the options vest is 1.46 years.

INCOME TAXES

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2007, the FASB ratified Emerging Issues Task Force NO 06-11 ("EITF 06-11"), "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefits realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect that the adoption of EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares assumable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive. Common stock equivalents have been excluded from the weighted-average shares for the six months ended June 30, 2007 and 2006 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 7,820,520 and 7,776,603 shares of Common Stock were outstanding at June 30, 2007 and 2006, respectively. Potentially dilutive warrants to purchase 23,838,947 and 23,838,947 shares of Common Stock were outstanding at June 30, 2007 and 2006, respectively. In addition, there were 10,418 and 11,928 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 1,389,067 and 1,590,400 shares of Common Stock at June 30, 2007 and 2006, respectively. In addition, there were 33,000 and 46,000 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), outstanding and potentially convertible into 4,400,000 and 6,133,333 shares of Common Stock at June 30, 2007 and 2006, respectively. The May 2006 Private Placement referred to in Note 5 (Private Placement) resulted in an adjustment to the conversion rate into Common Stock of the outstanding Series B Preferred Stock. In addition, there was $10,000,000 of 8% convertible debentures outstanding which are potentially convertible into 13,333,333 shares of Common Stock at June 30, 2007.

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

The Company undertook to file, within 75 days after the closing, a registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and the Warrants, as well as certain other securities agreed to by the parties and to use reasonable best efforts to cause the Registration Statement to be declared effective within 120 days of the closing. The Registration Statement was filed on January 26, 2007. Under the agreements with the holders of the Debentures, the Company is obligated to pay liquidated damages to the holders of the Debentures because the Registration Statement was not filed within the time frame provided therein and the registration statement was not declared effective within 120 days of the Closing Date. Accordingly, the Company recorded accrued estimated penalties of approximately $1,926,665 at March 31, 2007 (estimated through May 5, 2007 pursuant to EITF FSP 00-19-2). The Debenture holders have the right to have these liquidated damages paid in shares of Common Stock (valued at the conversion price). Following consultation with the investors, the Company withdrew the Registration Statement in May 2007. Certain of the investors have agreed to terminate the accrual of the liquidated damages beyond May 5, 2007 and to accept payment of such liquidated damages in unregistered shares of the Company's Common Stock. The Company currently does not intend to re-file the withdrawn registration statement and the Company is examining the effect of the withdrawal of such statement on the exercise period specified in the Investor Warrants.

The Private Placement resulted in a beneficial conversion feature of $5,658,503 which the Company recorded as a discount to the face value of the Debentures. The Company also recorded a $2,191,836 discount on the Debentures based upon the relative fair values of the Debentures and the Investor Warrants. During the six months ended June 30, 2007, $1,959,878 of these discounts was amortized and is included in interest expense in the accompanying condensed consolidated financial statements. The remaining unaccreted discount of $3,291,728 will be amortized over the remaining term of the Debentures.

In connection with the placement of the Debentures, a placement agent has received a cash fee of $1,000,000 and warrants, with a grant date value of $1,090,452, to purchase up to 2,000,000 shares of the Company's Common Stock, of which warrants for 1,333,333 shares have an initial exercise price equal to $0.75 per share and warrants for 666,667 shares have an initial exercise price equal to $1.50. These warrants become first exercisable on the earlier of (i) the sixth month following the effective date of the Registration Statement or
(ii) one year after issuance and continue to be exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement occurs. The resale of the Common Stock underlying the Placement Agent's Warrants was to have been included in the Registration Statement discussed above. The Company paid an additional $84,500 in other costs associated with the placement of the Debentures. Accordingly, a total of $2,174,952 was recorded as deferred financing costs. During the six months ended June 30, 2007 $276,756 and $275,246 were amortized and are included in interest expense and amortization of deferred financing costs respectively, and $84,183 and $83,723 for the corresponding period in 2006.

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

The holders of $9,250,000 of the outstanding principal amount of the Convertible Debenture holders have agreed (i) that the Company may enter into a "New Transaction", as defined in the transaction documents governing the Convertible Debentures (collectively, the "Debenture Transaction Agreements"), including, without limitation, a New Transaction for the purpose of raising working capital (hereinafter a "Financing Transaction"), (ii) to waive certain provisions in the Debenture Transaction Agreements relating to the effective per share purchase price in any new financing agreement where no minimum per share price is specified and (iii) to subordinate their lien with respect to the Company's assets securing the amounts owed to them in connection with the Convertible Debentures in favor of any new Financing Transaction that the Company completes on or before August 31, 2007 (whether in one or more transactions). In connection with their consent to a New Transaction, two holders representing 27% of the principal outstanding amount of the Convertible Debentures have included certain additional provisions relating to the structure and amount of the New Financing. Company management is in the process of clarifying certain of the provisions inserted by these holders.

In consideration of the waivers granted hereunder, in August 2007 the Company will be repricing from $1.50 per share to $0.20 per share the Investor Warrants held by the consenting investors. The repricing is being effected following the approval of the increase in authorized shares of the Company's Common Stock, which approval was obtained at the annual meeting of the Company's stockholders on August 14, 2007.

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

In May 2007, the Company defaulted on the repayment obligation of the bridge loans discussed above. The Company has contacted these investors in an effort to resolve these matters.

NOTE 7 - RELATED PARTY TRANSACTION

In January 2006 the Company entered into additional Short Term Loans with three private investors (collectively the "January 2006 Investors"), pursuant to which these investors loaned to the Company the aggregate amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. In addition, on November 13, 2006, the Company obtained a $100,000 loan from Mr. Juan Mendez, the Chairman of its board of directors, for purpose of meeting its operating requirements. The loan was made pursuant to the Company's demand promissory note issued to Mr. Mendez in the principal amount of $100,000. Interest on the loan accrues at the rate of 24% per annum. In February 2007, Mr. Mendez advanced an additional $150,000 to the Company on identical terms. In February, we repaid approximately $27,150 of the principal amount of these loans and accrued interest in the amount of $9,100. The additional loans by Mr. Mendez in the principal amount of $222,850 at June 30, 2007 are payable on demand. See also Note 12 (Subsequent Events).

NOTE 8 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2007, the Company issued the following Common Stock:

On April 23, 2007, the Company issued to Stifel Nicolaus & Company, the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, in resolution of certain issues, 500,000 shares of restricted stock from its 2000 Equity Incentive Plan.

The Company issued 47,952 shares of Common Stock with a total value of $35,964 to Series A Preferred Stockholders as stock dividends. The shares were issued at $0.75 per share.

The Company issued 477,661 shares of Common Stock with a total value of $131,375.34 to Series B Preferred Stockholders as stock dividends. The shares were issued at $0.2750 per share which was a discount to the fair market value on the date of issuance.

The Company issued 3,045,932 shares of Common Stock with a total value of $837,753 to holders of the two-year 8% Senior Secured Convertible Debentures for payment of interest due from May 2006 through June 30, 2007. The shares were issued at $0.2750 per share which was a discount to the fair market value on the date of issuance.

NOTE 9 - MOTOROLA STRATEGIC ALLIANCE AGREEMENT

On April 5, 2006, the Company entered into a Strategic Alliance Agreement (the "Strategic Alliance Agreement") with Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc., pursuant to which the Company and Motorola are jointly developing a family of three IP Home gateways (the "Gateway Products") that will provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. Under the Strategic Alliance Agreement, the Company has also granted Motorola certain rights with respect to the resale of the Company's products as described below. Under the Strategic Alliance Agreement Motorola paid to the Company $1.9 million for engineering costs associated with the development of the Gateway Products.

On May 30, 2007, the Company and Motorola entered into a (i) Transition Agreement (the "Transition Agreement") and (ii) License Agreement (the "License Agreement"), pursuant to which the Strategic Alliance Agreement entered into by the parties on April 5, 2006 (the "Original Strategic Alliance Agreement") was terminated (except for certain specified provisions).

Pursuant to the License Agreement, the Company transferred to Motorola all duties relating to the engineering, manufacturing, and support of the IP Home gateways that the Company and Motorola have been jointly developing. Pursuant to the License Agreement, all further development, engineering and manufacture of the Gateway Products will become the sole responsibility of Motorola. Motorola will pay to the Company $5.00 for each unit of the Gateway Product (the "Production Fee") manufactured by Motorola under the License Agreement. The Production Fee is payable on a calendar quarterly basis, by the 45th day following each calendar quarter. On June 18, 2007 Motorola paid to the Company an advance of $200,000 in respect of the Production Fee with respect to the first 40,000 Gateway Product units to be manufactured under the License Agreement.

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

The Company accounted for the strategic alliance with Motorola under SFAS No. 68 (Research and Development Arrangements). As such, amounts received from Motorola are netted against costs incurred by the Company. During the six months ended June 30, 2007 the Company received $125,336 in excess of the $574,664 spent on development projects related to the strategic alliance. In May 2007, Motorola and the Company have terminated this agreement.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

DISPUTED PAYABLE

Stifel Nicolaus & Company ("Stifel"), the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, has made a demand on the Company for payment of $700,000 as fees for financial advisory services that it claims are due in connection with certain of the bridge loans advanced to the Company in prior years. The Company believes that Stifel's position, which is based on Stifel's interpretation of a placement agency agreement entered into by the Company and the investment bank in September 2005 and terminated by the Company in December 2005, is without merit. On April 23, 2007, the Company and Stifel entered into a settlement agreement pursuant to which the issues surrounding the disputed payable referred to in Note 11 above were resolved. Pursuant to such agreement, the parties granted each other mutual releases and the Company issued to Stifel 500,000 shares of restricted Common Stock with a total value of $245,000 under the Company's 2000 Equity Incentive Plan. As a result of the settlement, the Company reversed provisions made previously of $75,086 in accounts payable and $21,167 of accrued expenses.

NOTE 12 - SUBSEQUENT EVENTS

(i) In order to assist the Company in meeting its operating requirements pending the raise of additional capital, if any, on August 9, 2007 the Chairman of the Company's board of directors advanced to the Company an additional $30,000. In consideration of this advance of new funds, the outstanding principal amount and accrued interest (at the rate of 24% per annum) in the aggregate amount of $245,135 previously advanced by the Chairman and evidenced by the Company's demand promissory note issued to him and the newly advanced loan of $30,000 were consolidated into one unsecured Company promissory note in the principal amount of 332,913.35, which note is due and payable at the earlier to occur of (i) December 7, 2007 (the 120th day following the advance) or (ii) the date on which the Company consummates one or more transactions after the date hereof with aggregate gross proceeds to the Company of at least $2 million. The new note reflects an original issue discount of 21% for the 120 day term.

(ii) In July and August 2007, the Company issued 100,040 shares of its Common Stock upon conversion of $75,000 in principal amount of Debentures (and accured interest with respect to a portion of such principal amount).

(ii) On August 14, 2007, the Company's stockholders approved an increase in the Company's authorized Common Stock to 3,000,000,000 shares.

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

OVERVIEW

Amedia Networks Inc. (the "Company", "we" or "us") is involved in the development and manufacture of Triple-play Broadband to the home Ethernet based equipment. Amedia has developed multiple versions of indoor and hardened outdoor home gateway products with VoIP voice, IPTV video and high bandwidth data capabilities with various network interfaces such as Fast Ethernet fiber, VDSL2 long/short reach as well as other customized variations of VDSL and ADSL2+ protocols, home wiring protocols such as MoCA and HPNA as well as 802.11 and UWB wireless capabilities. In addition, we have developed and deployed hardened Ethernet-based aggregation switches for outside and inside plant installations. Amedia's product line includes the AS5000 Aggregation Switch, PG1000 home gateways based on fiber, Ethernet and VDSL2 interfaces and the more advanced modular HGV-100 gateway product line with multiple WAN and LAN interfaces and TR069 management interface. Amedia has also developed a highly modular hardware and software architecture to customize these various product implementations that satisfy differing market requirements. In order to manage this product line, We have also developed and deployed a comprehensive network management system with graphical user interface and SNMP management protocol.

We also continue to upgrade and improve our gateway product line to encompass home networking features. For example, we have begun focusing on software for a home gateway that will transform the home gateway into a Broadband Entertainment Center. This will allow users to store, organize, and search all types of multimedia content -- from movies, to home videos, to music, to games -- within a personal media library storage device connected to their residential gateway, and then play that content on virtually any television, monitor, or networked device.

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

In April 2006, we entered into an agreement with Motorola Wireline Networks, Inc. ("Motorola"), a subsidiary of Motorola, Inc., pursuant to which Motorola will distribute under the Motorola brand a family of up to three IP Home Gateway products to be jointly developed by us and Motorola that are intended to provide expanded support for data, IPTV, High Definition TV, and Digital Video Recorders using Motorola's existing Multi-Service Access Platform for exclusive distribution by Motorola under the Motorola brand. In May 2007, we and Motorola entered into a new license agreement terminating the April 2006 agreement and transferring to Motorola all duties relating to the engineering, manufacturing, and support of the IP Home gateways. Under the new license agreement, Motorola will pay to us $5.00 for each unit of the gateway product (the "Production Fee") manufactured by Motorola under the license agreement. The Production Fee is payable on a calendar quarterly basis, by the 45th day following each calendar quarter. Motorola paid to the Company in June 2007 an advance of $200,000 in respect of the Production Fee with respect to the first 40,000 Gateway Product units to be manufactured under the License Agreement. Motorola has also paid to us $333,333 in June 2007, in respect of the remaining deliverables under the original agreement and certain transition related deliverables.

Our business involves the development of new broadband access products with no significant market penetration. We cannot predict when or to what extent our QoStream product line or future extended applications will begin to produce significant revenues, or whether we will ever reach profitability.

We need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that have matured and not been repaid. We have laid-off most of our remaining employees and as of July 31, 2007, we have nine remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors, defer salaries for management and curtail product development plans. If we are unable to raise additional capital, we will be forced lay-off our remaining workforce and either restructure or cease operations entirely. We have received a non-binding term sheet for a proposed debt based financing, subject to due diligence and other conditions, which our board is currently studying. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.

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

Capitalized Software Development Costs

Capitalization of software development costs in accordance with SFAS No. 86 begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs commences when the related products become available for general release to customers.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND THE SIX AND THREE MONTHS ENDED JUNE 30, 2006

SALES AND COST OF GOODS SOLD. Revenues for the six months and three months ended June 30, 2007 were $234,400 and $0, respectively, and $25,379 and $0 for the corresponding periods in 2006. The increase in revenues for the six months ended June 30, 2007 is primarily attributable to units shipped to Motorola for customer trials. Cost of goods sold were $219,642 and $0 during the six months and three months ended June 30, 2007 and $19,747 and $0 for the corresponding periods in 2006, respectively.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties. Research and development expenses for the six months and three months ended June 30, 2007 were $1,586,766 and $492,708 respectively and $2,419,017 and $1,151,903 for the corresponding periods in 2006. The decrease in research and development expenses is primarily attributable to amounts received from Motorola that offset research and development expenses and reduced employee salaries. The company received $700,000 and $500,000 from Motorola for the six and three month period ended June 30, 2007 to offset research and development expenses during these periods.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution. Sales and marketing expenses for six months and three months ended June 30, 2007 were $191,585 and $115,919, respectively and $839,495 and $412,016 for the corresponding periods in 2006. The decrease in sales and marketing expenses is primarily attributable to a shift in personnel costs from marketing to research and development of our products and reduced costs for trade shows, promotional materials and consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting, investor relations and other services. General and administrative expenses for the six months and three months ended June 30, 2007 were $905,386 and $328,082 respectively and $1,955,973 and $710,015 for the corresponding periods in 2006. The decrease in general and administrative expenses is attributable to reduced stock based compensation recorded for stock options granted to employees and non-employee directors and a decrease in personnel costs and outside services.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances were $128,818 at June 30, 2007 and $368,294 at December 31, 2006.

Net cash used during the six months ended June 30, 2007 consisted of operating activities of approximately $1.2 million. Net cash used during the corresponding period in 2006 consisted of operating activities of approximately $4.3 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $0.6 million.

Net cash provided by financing activities during the six months ended June 30, 2007 was approximately $907,013 compared to approximately $7,686,459 in the corresponding period in 2006. Net cash provided by financing activities during the 2007 period was the result of proceeds of $1,216,000 from the issuance of short-term notes in the aggregate principal amount of $1,291,480 offset by financing costs of $120,480, and the repayment of short term notes of $185,812 . Net cash provided by financing activities during the corresponding period in 2006 was the result of proceeds from the issuance of our 8% convertible debenture, short term loans and from the exercise of stock options offset by the repayment of short term borrowings and financing costs.

From our inception in August 1994, we have financed our operations primarily through the sale of our securities. Set forth below is a summary of our most recent financings.

Between January 19 and February 28, 2007, we received short-term loans in the aggregate gross amount of $1,056,000 from certain institutional stockholder/investors. These loans are evidenced by promissory notes in the aggregate principal amount of $1,131,480 which became due and payable on the earliest to occur of (i) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds of at least $2 million or (ii) May 19, 2007, with respect to $384,480 and May 31, 2007 with respect to $747,000. Under the terms of these notes, the holder may declare the note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the note when due, (ii) material breach of any of the representations or warranties made in such note, (iii) failure to observe any undertaking contained in such note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice,
(iv) our admission in writing as to our inability to pay our debts generally as they mature, make an assignment for the benefit of creditors or commences proceedings for our dissolution, or apply for or consent to the appointment of a trustee, liquidator or receiver for our or for a substantial part of our property or business, (v) our insolvency or liquidation or a bankruptcy event,
(vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days. We are currently in default on these loans. We have contacted these investors and are attempting to resolve the issues surrounding these defaults. No assurance can be provided that we will be successful in our efforts to resolve these issues.

Between October 23, 2006 and December 28, 2006, we consummated bridge loan transactions pursuant to which we borrowed the approximate gross amount of $1.45 million (prior to the payment of offering related fees and expenses). The funds were raised in response to an offer we made to the holders of the purchasers of the of the Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") and the Series A 7% Convertible Preferred Stock (the "Series A Preferred Stock") to reinstate for a specified period certain price protection provisions that were contained in the purchase agreements relating to these securities. An initial loan in the gross amount of $600,000 was advanced on October 23, 2006 (the "Initial Closing Date") from institutional investors who purchased Series B Preferred Stock and thereafter subsequent closings were held in November and December 2006 with investors who had purchased either or both of our Series A or Series B Preferred Stock. The offer expired on December 31, 2006. The loans are evidenced by our promissory notes (each, a "Note" and collectively, "Notes") in the aggregate principal amount equal to the amount advanced by investors multiplied by the Applicable Percentage. The "Applicable Percentage" is the percentage which is equal to (x) one hundred percent (100%), plus (y) (1) the percent equal to twenty-four percent (24%), multiplied by (2) the fraction, of which the numerator is the number of days from the closing date of the Loan for the relevant investor until February 20, 2007 (the "Stated Maturity Date"), which is 120 days after the Initial Closing Date, and the denominator is 360. All loans, whether advanced on the Initial Closing Date or thereafter, are scheduled to mature on the date (the "Maturity Date") which is the earliest of
(i) the Stated Maturity Date, (ii) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings (except for the proceeds of these loans and other limited exceptions specified in the promissory notes evidencing the loans), gross proceeds to us of at least $2 million or (iii) the date on which an investor accelerates payment on the note evidencing a loan while there is existing an Event of Default under that note. In February 2007, at our request, holders of approximately $1.463 million in principal amount of the Notes agreed to extend the maturity date of such notes until March 22, 2007 in consideration of our payment of a portion of the principal of their respective Notes, and our agreement that the interest on the unpaid balance of the outstanding principal amount of these loans will accrue interest at a rate of 24% per annum. One of the holders of the Notes did not agree to the extension and accordingly its note in the principal amount of $71,020 was paid in full. Payments were made from the proceeds of short-term loans that were advanced to the Company on February 27, 2007 discussed above. We have contacted these investors and are attempting to resolve the issues surrounding the default. No assurance can be provided that we will be successful in our efforts to resolve these issues.

On November 13, 2006, we received a short-term working capital loan from the Chairman of our board of directors in the principal amount of $100,000. The advance was made on a demand basis and accrues interest at the rate of 24% per annum. In February 2007, we received an additional short-term capital loan in the principal amount of $150,000, on the same terms and conditions. In February we repaid approximately $27,150 of the principal amount of these loans and accrued interest in the amount of $ 9,100. In August 2007, our Chairman advanced to us an additional $30,000 in order for us to meet pressing operating requirements. In consideration of the new advance, the outstanding principal amount and accrued interest (at the rate of 24% per annum) in the aggregate amount of $245,135 previously advanced by the Chairman and evidenced by the Company's demand promissory note issued to him and the newly advanced loan of $30,000 were consolidated into one unsecured Company promissory note in the principal amount of 332,913.35, which note is due and payable at the earlier to occur of (i) December 7, 2007 (the 120th day following the advance) or (ii) the date on which the Company consummates one or more transactions after the date hereof with aggregate gross proceeds to the Company of at least $2 million. The new note reflects an original issue discount of 21% for the 120 day term.

On May 5, 2006, we raised gross proceeds of $10 million from the private placement to certain institutional and individual investors of our two-year 8% Senior Secured Convertible Debentures. At closing, we received net proceeds of approximately $5.2 million, after payment of offering related fees and expenses and after the repayment of bridge loans made between December 2005 and April 2006 in the aggregate amount of $3,691,500 (inclusive of $30,000 in related fees). Certain of the investors in these bridge loans elected to participate in the Convertible Debenture transaction and, accordingly, approximately $850,000 in principal amount of bridge loans was offset against these investors' purchases of the Convertible Debentures. The holders of the Convertible Debentures have a lien on all of our assets, including our intellectual property. We owed to the holders of these debentures as of June 30, 2007 approximately $1.9 million in liquidated damages in respect of the delay in the filing and effectiveness of the Registration Statement beyond the time frame specified in the agreements with such holders as well as $725,479 in interest owed and accruing. We have not made payments of liquidated damages (payable in connection with the late filing/effectiveness of the Registration Statement) due as of June 30, 2007 and, except for approximately $88,000, we have paid off interest owed as of June 30, 2007 in shares of our Common Stock. Following consultation with these investors, in May 2007, we withdrew the Registration Statement that we originally filed in January 2007 covering the resale of shares of common stock underlying the securities held by the Debenture holders. Certain of the investors have agreed to the cessation of liquidated damages, the facilitation of additional financing and the subordination of the Debenture holders security interest to the providers of new funds. We are in the process of clarifying certain issues in connection with these waivers.

During the second fiscal quarter of 2007, we entered into a new licensing agreement with Motorola pursuant to which we transferred to Motorola all duties relating to the engineering, manufacturing, and support of the IP Home gateways that we and Motorola have been jointly developing. Under the agreements with Motorola, on June 7, 2007 we received $250,000 in respect of the amounts outstanding under the Strategic Alliance Agreement, which as of the date of the License Agreement, was terminated and no longer in force and effect. Under the License Agreement, Motorola will pay to us $5.00 for each unit of the Gateway Product manufactured by Motorola under the License Agreement. The Production Fee is payable on a calendar quarterly basis, by the 45th day following each calendar quarter. Motorola has paid the Company an advance of $200,000 in respect of the Production Fee with respect to the first 40,000 Gateway Product units to be manufactured under the License Agreement.

As noted above, we need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that have matured and not been repaid. We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Even after we receive orders for our products, we do not yet know what payment terms will be required by our customers or if our products will be successful. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubts as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have determined that a material weakness existed in our internal control over financial reporting related to the disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, including Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," and, as a result, our disclosure controls and procedures were not effective as of June 30, 2007 as it relates to disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, including Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,". Specifically, the Company did not design and implement controls necessary to provide reasonable assurance that the disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, including Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 were disclosed in accordance with generally accepted accounting principles. This control deficiency was determined to be a material weakness due to the potential for material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls. Based on this, there is more than a remote likelihood that a material misstatement of the interim financial statements would not have been prevented or detected.

Given this material weakness, management devoted additional resources to resolving questions that arose during the three month period ended June 30, 2007. As a result, we are confident that our financial statements for the three months ended June 30, 2007 fairly present, in all material respects, our financial condition and results of operations. Management does not believe that the material weakness affected the results for the three months ended June 30, 2007 or any prior period.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, the Company completed the following Common stock transactions

(i). On April 23, 2007, the Company issued to Stifel Nicolaus & Company, the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, in resolution of certain issues, 500,000 shares of restricted stock from its 2000 Equity Incentive Plan.

(ii) As of June 30, 2007, we issued 3,045,932 shares of Common Stock with a total value of $837,753 to holders of the two-year 8% Senior Secured Convertible Debentures for payment of interest due from May 2006 through June 30, 2007.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2007, we have not repaid principal and accrued interest that became due as of such date in the aggregate amount of $2,656,891.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(i) In order to assist the Company in meeting its operating requirements pending the raise of additional capital, if any, on August 9, 2007 the Chairman of the Company's board of directors advanced to the Company an additional $30,000. In consideration of this advance of new funds, the outstanding principal amount and accrued interest (at the rate of 24% per annum) in the aggregate amount of $245,135 previously advanced by the Chairman and evidenced by the Company's demand promissory note issued to him and the newly advanced loan of $30,000 were consolidated into one unsecured Company promissory note in the principal amount of 332,913.35, which note is due and payable at the earlier to occur of (i) December 7, 2007 (the 120th day following the advance) or (ii) the date on which the Company consummates one or more transactions after the date hereof with aggregate gross proceeds to the Company of at least $2 million. The new note reflects an original issue discount of 21% for the 120 day term.

(ii) On June 13, 2007, Mr. John Colton, the Company's Chief Technology Officer, resigned from all position with the Company.

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

                              AMEDIA NETWORKS, INC.

      DATE: August 14, 2007                     BY /S/ FRANK GALUPPO
                                                   -------------------------
                                                   FRANK GALUPPO,
                                                   CHIEF EXECUTIVE OFFICER


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

      DATE: August 14, 2007                     BY /S/ JAMES D. GARDNER
                                                    ------------------------
                                                    JAMES D. GARDNER,
                                                    CHIEF FINANCIAL OFFICER