Form 10QSB
period 2007-09-30
AMEDIA NETWORKS, INC.
filed 2007-11-19
CIK 933955

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

or

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


           541 INDUSTRIAL WAY WEST SUITE B EATONTOWN, NEW JERSEY 07724
               (Address of principal executive offices) (Zip Code)

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

The number of shares outstanding of the registrant's Common Stock as of November 19, 2007, is 377,209,812 shares.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                      INDEX

                                                                           Page
                                                                           ----
Forward Looking Statements                                                 (ii)

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheet as of
        September 30, 2007 (unaudited)                                        1

        Condensed Consolidated Statements of Operations
        For the three and nine months ended September 30, 2007
        and 2006 and from Inception (July 14, 1994)
        to September 30, 2007 (unaudited)                                     2

        Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2007 and 2006
        and from Inception (July 14, 1994) to September 30,
        2007 (unaudited)                                                      3

Notes to the Condensed Consolidated Financial Statements (unaudited)          4

Item 2. Management's Discussion and Analysis or Plan of Operation            14

Item 3. Controls and Procedures                                              18

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3. Defaults upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 5. Other Information                                                    19

Item 6. Exhibits                                                             19

Signatures                                                                   21

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

                                      (ii)

                           AMEDIA NETWORKS, INC. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)

                                    September 30, 2007

                                          ASSETS
Current assets
     Cash                                                                   $     11,078
     Inventories                                                                   2,247
     Prepaid expenses and other current assets                                    45,069
                                                                            ------------
     Total current assets                                                         58,394
                                                                            ------------
Property and equipment - net                                                     278,558
                                                                            ------------
Other assets
     Capitalized software costs                                                  708,542
     Deferred financing costs                                                    623,131
                                                                            ------------
     Total other assets                                                        1,331,673
                                                                            ------------
         Total assets                                                       $  1,668,625
                                                                            ============
                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
LIABILITIES
Current liabilities
     Accounts payable                                                       $  1,483,003
     Accrued expenses                                                            693,325
     Accrued penalties                                                         2,383,612
     Accrued interest                                                            588,134
     Dividends payable                                                            85,529
     Deferred revenue                                                            200,000
     Notes payable                                                             2,821,083
     Current portion of capital leases                                             8,040
     8% Convertible debentures, net of unamortized discount of $2,286,571      7,588,429
                                                                            ------------
     Total current liabilities                                                15,851,155
                                                                            ------------
         Total liabilities                                                    15,851,155
                                                                            ------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   Series A convertible preferred stock,
   52,500 shares authorized; 10,418 issued and outstanding
   ($1,041,800 liquidation preference)                                                10
   Series B convertible preferred stock,
   85,000 shares authorized; 33,000 issued and outstanding
   ($3,300,000 liquidation preference)                                                33
Common stock, $.001 par value;
   3,000,000,000 shares authorized; 369,409,812
   issued and outstanding (See Note 8 - Capital Transaction)                      36,941
Additional paid-in capital                                                    75,800,761
Deficit accumulated during the development stage                             (90,020,275)
                                                                            ------------
     Total stockholders' deficiency                                          (14,182,530)
                                                                            ------------
         Total liabilities and stockholders' deficiency                     $  1,668,625
                                                                            ============


                 See Notes to Condensed Consolidated Financial Statements.
                                            -1-

                                               AMEDIA NETWORKS, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)



                                                                                      From
                                                                                   Inception
                                                          Nine Months              (July 14,               Three Months
                                                            Ended                  1994) to                   Ended
                                                         September 30,            September 30,            September 30,
                                                    2007             2006             2007            2007              2006
                                               -------------    -------------    -------------    -------------    -------------
Sales                                          $     234,500    $      29,603    $     272,771    $         100    $       4,224
                                               -------------    -------------    -------------    -------------    -------------
Cost of goods sold                                   220,365           23,628          253,071              723            3,881
                                               -------------    -------------    -------------    -------------    -------------
Gross income (loss)                                   14,135            5,975           19,700             (623)             343
                                               -------------    -------------    -------------    -------------    -------------
Expenses
     Research and development (1)                  1,773,432        3,904,069       19,999,200          186,666        1,485,052
     Sales and marketing (1)                         368,532        1,071,413       14,440,892          176,947          231,918
     General and administrative (1)                1,308,521        2,697,390       27,767,565          403,135          741,417
     Inventory write off (See footnote for
       additional disclosure)                        114,290              -          1,013,092          114,290              -
     Impairment of capitalized software                  -                -            880,021              -                -
     Bad debt expense                                    -                -            161,000              -                -
                                               -------------    -------------    -------------    -------------    -------------
Total expenses                                     3,564,775        7,672,872       64,261,771          881,038        2,458,387
                                               -------------    -------------    -------------    -------------    -------------
Operating loss                                    (3,550,640)      (7,666,897)     (64,242,070)        (881,661)      (2,458,044)
                                               -------------    -------------    -------------    -------------    -------------
Other expense (income)
     Legal settlement                                    -                -            565,833              -                -
     Late filing penalty on stock
       registration rights                           226,666        1,301,071        2,416,926              -            659,333
     Realized gain of foreign
       currency translation                              -                -            (81,007)             -                -
     Loss on investment                                  -                -             17,000              -                -
     Other income                                        -                -            (75,000)             -                -
     Net losses of affiliate                             -                -          1,196,656              -                -
     Impairment loss on investment in affiliate          -                -            748,690              -                -
     Revenue from copy protection business               -                -           (125,724)             -                -
     Gain on sale of copy protection business            -                -         (5,708,328)             -                -
     Gain on sale of investment in affiliate             -                -            (40,000)             -                -
     Loss (gain) on disposition of fixed assets      194,395              -            225,269          216,327              -
     Amortization of deferred
       financing costs                               639,763          221,346        5,578,063          141,531          137,623
     Impaired offering costs                             -                -            267,404              -                -
     Interest income                                     -            (42,023)      (1,027,844)             -            (15,040)
     Warrant repricing (see Note 5)                1,723,645                         1,723,645        1,723,645
     Interest expense                              4,473,390        3,237,635       11,341,722        1,534,479        1,329,583
                                               -------------    -------------    -------------    -------------    -------------
Total other expense                                7,257,859        4,718,029       17,023,305        3,615,982        2,111,499
                                               -------------    -------------    -------------    -------------    -------------
Net loss                                       $ (10,808,499)   $ (12,384,926)   $ (81,265,375)   $  (4,497,643)   $  (4,569,543)
                                               =============    =============    =============    =============    =============
Deemed dividend on convertible
  preferred stock                                        -          1,591,525        7,162,382              -                -
Dividend on convertible preferred stock              252,867          431,531        1,592,518           85,529          113,802
                                               -------------    -------------    -------------    -------------    -------------
Net loss applicable to common stockholders     $ (11,061,366)   $ (14,407,982)   $ (90,020,275)   $  (4,583,172)   $  (4,683,345)
                                               =============    =============    =============    =============    =============
Per share data:
     Basic and diluted                         $       (0.03)   $       (0.06)*                   $       (0.01)   $       (0.02)*
                                               =============    =============                     =============    =============
Weighted average number
    of common shares used in
    basic and diluted loss per share             320,700,770      256,458,960*                      351,982,000      276,842,070*
                                               =============    =============                     =============    =============

(1) Includes non-cash, stock-based compensation expense as follows:

     Research and development                  $     370,579    $     193,710    $   1,099,222    $      74,800    $      64,540
     Sales and marketing                             104,444          126,765        5,595,592           23,144           41,519
     General and administrative                      194,228          906,401        7,201,773           36,920          227,123
                                               -------------    -------------    -------------    -------------    -------------
                                               $     669,251    $   1,226,876    $  13,896,587    $     134,864    $     333,182
                                               =============    =============    =============    =============    =============

*       The 10-1 stock split completed on August 29, 2007 (see Note 8 - Capital Transaction) has been retroactively reflected in
        Share and Per Share Amounts

                                     See Notes to Condensed Consolidated Financial Statements.
                                                                -2-

                                         AMEDIA NETWORKS, INC. AND ITS SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                                              From
                                                                                Nine Months                 Inception
                                                                                   Ended                 (July 14, 1994)
                                                                                 September 30,           to September 30,
                                                                            2007             2006             2007
                                                                       -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $ (10,808,499)    $ (12,384,926)     (81,265,375)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
    Depreciation and amortization                                            159,721           675,659        2,242,716
    Forgiveness of note receivable, officer                                        -                 -          100,000
    Loss from disposition of fixed assets                                    194,395                 -          391,460
    Bad debt expense                                                               -                 -          161,000
    Amortization of note discount and finance costs                        2,034,171         1,945,695        9,431,367
    Impaired offering costs                                                        -                 -          267,404
    Forfeiture of security deposit                                            46,750                             46,750
    Warrant repricing                                                      1,723,645                          1,723,645
    Foreign currency translation adjustment and realized gain                      -                 -          (82,535)
    Beneficial conversion feature of convertible debt                      2,139,696         1,155,116        4,585,362
    Stock based compensation                                                 669,251         1,226,876       14,069,548
    Stock based settlement                                                   148,748                            148,748
    Payment of common stock issued with guaranteed selling price                   -                 -         (155,344)
    Net losses of affiliate                                                        -                 -        1,196,656
    Impairment loss on investment in affiliate                                     -                 -          748,690
    Gain on sale of Copy Protection Business                                       -                 -       (5,708,328)
    Gain on sale of investment in affiliate                                        -                 -          (40,000)
    Inventory write off                                                      114,290                 -        1,013,092
    Impairment of intangibles                                                      -                 -          880,021
    Increase (decrease) in cash attributable
     to changes in assets and liabilities
     Accounts receivable                                                       6,224            (4,224)             554
     Inventories                                                             (13,534)          (92,259)      (1,015,339)
     Prepaid expenses                                                        154,049          (127,122)        (322,379)
     Due from Motorola                                                       218,805                 -          218,805
     Accounts payable                                                         93,354          (573,355)       1,010,894
     Accrued expenses                                                        402,990           (70,543)       2,073,515
     Accrued penalties                                                       226,666         1,290,752        1,998,001
     Accrued dividends                                                             -                 -                -
     Deferred revenue                                                        200,000                 -          200,000
     Accrued interest                                                        916,431           326,575        1,699,203
                                                                       -------------     -------------    -------------
    Net cash used by operating activities                                 (1,372,848)       (6,631,756)     (44,381,870)
                                                                       -------------     -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of fixed assets                                        56,926                 -          125,520
   Proceeds from sales of obsolete inventory                                  23,221                 -           23,221
   Purchases of property and equipment                                             -          (232,389)      (2,048,583)
   Intangible asset                                                                -          (796,416)      (2,382,178)
   Proceeds from sale of Copy Protection Business                                  -                 -        5,050,000
   Proceeds from sale of investment in affiliate                                   -                 -           40,000
   Investment in ComSign, Ltd.                                                     -                 -       (2,000,000)
   Increase in note receivable, officer                                            -                 -         (100,000)
   Increase in note receivable                                                     -                 -         (130,000)
   Increase in organization costs                                                  -                 -           (7,680)
                                                                       -------------     -------------    -------------
    Net cash used by investing activities                                     80,147        (1,028,805)      (1,429,700)
                                                                       -------------     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of convertible preferred stock                       -                 -       11,726,600
   Proceeds from exercise of warrants                                              -           210,018          189,230
   Proceeds from issuance of common stock                                          0                 -       21,436,972
   Stock offering costs                                                            -                 -         (475,664)
   Deferred financing costs                                                 (120,480)       (1,309,620)      (2,400,100)
   Proceeds from note payable                                              1,246,000         2,450,000        6,243,097
   Proceeds from short-term borrowings                                             -                 -        1,356,155
   Payments on capital lease obligations                                      (4,224)           (3,691)         (12,118)
   Proceeds from long-term debt                                                    -                 -        2,751,825
   Proceeds from convertible debentures                                            -         9,150,000       11,150,000
   Repayment of notes payable                                                               (2,811,500)               -
   Repayment of short-term borrowings                                       (185,812)                -       (4,354,394)
   Repayments of long-term debt                                                    -                 -       (1,615,825)
   Dividends paid to preferred stockholders                                        -                 -         (167,719)
                                                                       -------------     -------------    -------------
    Net cash provided by financing activities                                935,484         7,685,207       45,828,059
                                                                       -------------     -------------    -------------
Effect of exchange rate changes on cash                                            -                 -           (5,412)
                                                                       -------------     -------------    -------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (357,216)           24,646           11,078

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             368,294           333,787                -
                                                                       -------------     -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      11,078     $     358,433           11,078
                                                                       -------------     -------------    -------------
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
    Cash paid during the periods for:
     Interest                                                          $         333     $      30,000          512,825
                                                                       =============     =============    =============
    Non-cash investing and financing activities:

     Deemed dividend in connection with sale
      of convertible preferred stock                                   $           -     $   1,591,525        7,162,382
                                                                       =============     =============    =============
     Repricing of warrants                                             $   1,723,645                          1,723,645
                                                                       =============     =============    =============
     Beneficial conversion feature in connection with
      sale of convertible debentures                                   $           -     $           -        5,658,503
                                                                       =============     =============    =============
     Issuance of common stock in connection with
      payment of dividends on preferred stock                          $     167,339     $           -          167,339
                                                                       =============     =============    =============
     Issuance of common stock in connection with
      payment of interest on convertible debentures                    $     837,765                            837,765
                                                                       =============     =============    =============
     Issuance of common stock warrants in connection
      with Convertible debentures                                      $           -     $           -        3,282,288
                                                                       =============     =============    =============
     Issuance of common stock warrants in connection
      with note payable                                                $           -     $           -          108,660
                                                                       =============     =============    =============
     Original issue discount on notes payable                          $     153,935     $     131,500          452,098
                                                                       =============     =============    =============
     Issuance of common stock warrants in connection
      with bridge loan                                                 $           -     $     338,955          517,449
                                                                       =============     =============    =============
     Accrual of dividend on preferred stock                            $      85,529     $           -    $      85,529
                                                                       =============     =============    =============
     Capital leases                                                    $           -     $           -           20,158
                                                                       =============     =============    =============
     Late filing penalty on preferred stock registration
      paid in common stock                                             $           -     $           -           14,136
                                                                       =============     =============    =============
     Repayments of notes payable by issuance
      of convertible debentures                                        $           -     $     850,000          850,000
                                                                       =============     =============    =============
     Common stock issued for settlement                                $     245,000     $           -          245,000
                                                                       =============     =============    =============
     Common stock issued for consulting services                       $           -     $     252,892                -
                                                                       =============     =============    =============


                                 See Notes to Condensed Consolidated Financial Statements.
                                                            -3-

                      AMEDIA NETWORKS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

Amedia Networks, Inc. (hereinafter, the "Company" or "Amedia"), is a development stage company that designs, develops and markets technology-based broadband access solutions for voice, video and data services. The Company's products are designed to provide key functionality that enables service providers to deliver "triple play" (voice, video and data) broadband communication to their subscribers. These products are designed for placement at various points in the network infrastructure layout and can be deployed with optical fibers as well as with copper wires. The Company intends to market its initial products to communications carriers, municipal authorities and communication equipment companies.

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

Pending the raise by the Company of additional working capital, since August 15, 2007 the Company has significantly curtailed its design, development and marketing efforts and released all of its non-management employees. As of the date of this report, the Company has on its staff only its Chief Executive Officer and Chief Financial Officer. The Company has also been forced to delay payments to most of its vendors, defer salaries for management and curtail product development plans. If the Company is unable to raise capital on an immediate basis, it will be forced to lay-off its remaining workforce and either restructure or cease operations entirely. As of the date of this report, the Company and the holders of its secured debt have reached an agreement whereby the holders of this debt have agreed to subordinate their debt (and their lien on the Company's assets that secures such debt) to providers of additional financing in an aggregate amount to not exceed $5 million. At the present time, the Company has no commitments for any financing, and there can be no assurance that, if needed, capital will be available to the Company on commercially acceptable terms (or at all).

On August 29, 2007, the Company effected a ten-for-one forward stock split of its shares of common stock, par value $0.001 (the "Common Stock"). See Note 8 (Capital Transaction). All share and per share amounts have been retroactively restated to reflect the stock split.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses resulting in cash flow deficiencies from operations and a working capital deficiency of $15,792,761 at September 30, 2007. As indicated in the accompanying consolidated financial statements, as of and for the nine months ended September 30, 2007, the Company had cash balances of $11,078 and incurred a net loss applicable to common stockholders of $11,061,366. The Company expects to incur additional losses for the foreseeable future and will need to raise additional funds in order to meet its operating requirements and realize its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As more fully described in Note 6 (Notes Payable), the Company raised net proceeds of $1,246,000 during the nine months ended September 30, 2007 from the issuance of short-term debt that has come due. As of September 30, 2007, the Company has not repaid principal and accrued interest currently owing in the aggregate amount of $2,817,071, including $1,380,097 of principal from bridge loans obtained in 2006.

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, these financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company at September 30, 2007, and its results of operations and cash flows for the nine months ended September 30, 2007 not misleading. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

Utilizing these criteria, product revenue is generally recognized upon delivery of the product at the end-customer's location when the risks and rewards of ownership have passed to the customer. During the nine months ended September 30, 2007 the Company recorded $234,500 from sales of units of products and related hardware, and no revenue on the licensing of software.

INVENTORY

Inventory includes costs for materials and finished products which are stated at the lower of cost or market. As of September 30, 2007 any items relieved from inventory have been determined under the specific identification method. The balance at September 30, 2007 of inventories amounted to $2,247, which included raw materials of $1,672 and finished goods of $575. During the third quarter of 2007, the Company wrote off inventory totaling $114,290, consisting of $28,359 of raw materials and $85,931 of finished goods due to obsolescence. This write-off is recorded as a charge to operations in the accompanying condensed consolidated statement of operations.

FIXED ASSETS

During the nine and three months ended September 30, 2007, the Company sold or disposed of equipment with a book value of $251,321 and 224,282, respectively for gross proceeds of $56,926 and $7,955 respectively, which resulted in a loss of $194,395 and $216,327, respectively. This loss is recorded as a charge to operations in the accompanying condensed consolidated statement of operations.

CAPITALIZED SOFTWARE COSTS

During the nine months ended September 30, 2007, the Company did not capitalize any internally developed software product costs, and for the nine months ended September 30, 2006, the company capitalized $796,416. Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility is based on reaching a high level design stage with regards to a certain product as defined in Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed". Such software product costs are to be amortized over the expected beneficial life once the general release stage of the product is reached. During the nine months ended September 30, 2007, the Company did not record any amortization expense, as the products under development were not generally available. During the nine months ended September 30, 2006, the company recorded amortization expense of $529,077.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in connection with product development and testing are expensed as incurred. Research and development costs for the nine months ended September 30, 2007 and 2006 were $1,773,432 net of $700,000 invoiced pursuant to the Company's agreement with Motorola (see Note 9) and $3,904,069, respectively.

REGISTRATION RIGHTS AGREEMENTS

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2 "Accounting for Registration Payment Agreements". FSP EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS No. 5 "Accounting for Contingencies". FSP EITF 00-19-2 amending previous standards relating to registration rights agreements became effective on December 21,

2006 with respect to those arrangements entered into prior to December 21, 2006. The Company's adoption of FSP EITF 00-19-2 did not have a material affect on its consolidated financial position, results of operations and financial condition.

As of September 30, 2007, the Company has accrued a total of $2,383,612 in penalties associated with delays in the filing/effectiveness of registration statements. A total of $1,926,665 is for liquidated damages through May 5, 2007 in connection with the delay in filing and the non-effectiveness of the resale registration statement covering the shares of Common Stock underlying the Company's two-year 8% Senior Secured Convertible Debentures (the "Convertible Debentures") that were issued in May 2006. The Company filed the registration statement in January 2007 and, in May 2007 following consultation with the investors, it withdrew such registration statement. The Holders of the Convertible Debentures have agreed to, among other things, terminate the accrual of liquidated damages beyond May 5, 2007 and to accept payment of the liquidated damages then accrued in shares of the Company's Common Stock at the per share rate of $0.01. A total of $287,475 is for a delay in the filing of a post-effective amendment to the original registration statement for the Series A convertible preferred stock and $169,473 is for a delay in filing of a post effective amendment to the registration statement for the Series B convertible preferred stock, both of which have subsequently been filed and are currently effective.

For the nine months ending September 30, 2007, the Company recorded $226,666 in liquidated damages through May 5, 2007 in connection with the delay in filing and the non-effectiveness of the resale registration statement covering the shares of Common Stock underlying the Company's two-year 8% Senior Secured Convertible Debentures that were issued in May 2006. For the nine months ending September 30, 2006, the Company recorded $1,099,999 in liquidated damages relating to the Convertible Debentures. The Company does not currently plan to file a registration statement for the shares of Common Stock underlying the Company's Convertible Debentures.

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

The Company adopted the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

In addition to the options granted under the Stock Option Plans, the Company has issued options outside of the plans, pursuant to various agreements. Stock option activity for the nine months ending September 30, 2007 is summarized as follows: Weighted Weighted Average Average Aggregate

                                                                  Options                      Exercise   Remaining  Intrinsic
                                                   Plan           Nonplan         Total         Price       Years      Value
                                               -----------     -----------     -----------  -----------  ----------- -----------
Options outstanding, December 31, 2006          81,863,640       1,644,060      83,507,700       0.15       6.73

Granted                                                  0               0               0

Exercised                                                0               0               0

Forfeited                                       (1,256,660)     (1,256,660)                      0.12
                                               -----------     -----------     -----------
Options outstanding, March 31, 2007             80,606,980       1,644,060      82,251,040       0.15       5.81

Granted                                                  0               0               0       NA

Exercised                                                0               0               0       NA

Forfeited                                       (4,045,830)              0      (4,045,830)      0.09
                                               -----------     -----------     -----------


Options outstanding, June 30, 2007              76,561,150       1,644,060      78,205,210       0.15       4.98

Granted                                                  0               0               0

Exercised                                                0               0               0

Forfeited                                       (2,046,670)              0      (2,046,670)
                                               -----------     -----------     -----------
Options outstanding, September 30, 2007         74,514,480       1,644,060      76,158,540       0.15       4.44       0.00
                                               ===========     ===========     ===========
Options Exercisable, September 30, 2007         73,206,147       1,644,060      74,850,207       0.15       4.37       0.00

Shares of common stock available for future
  grant under the plan                         156,480,750

Non-Vested at September 30, 2007                 1,308,333       1,308,333

Fair value of shares vested for the nine months ending September 30, 2007 was 672,713


No options were granted or exercised during the nine months ended September 30, 2007.


During the nine month periods ended September 30, 2007 and September 30, 2006, the company recorded 669,251 and 1,226,876 in stock based compensation expense, respectively.


The weighted average remaining period over which the options vest is .96 years

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

The Company has filed federal and various state income tax returns for the years ended 2005, 2004 and 2003. These income tax returns have not been examined by the applicable Federal and State tax authorities. The Company has not yet filed its income tax returns for the year ended December 31, 2006. The income tax returns, which were due by September 15, 2007, have not been filed as of the filing of this report on Form 10-QSB. The delinquency in filing the Company's tax returns may adversely impact the Company's ability to utilize NOLs generated from the current period in future years.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2007, the FASB ratified Emerging Issues Task Force No. 06-11 ("EITF 06-11"), "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefits realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect that the adoption of EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 4 - LOSS PER SHARE

Basic loss per share, "EPS" is computed by dividing net loss applicable to common shares by the weighted-average number of common shares outstanding during the period.

Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive instruments, only in the periods in which such effect is dilutive. The shares assumable upon exercise of stock options and warrants are excluded from the calculation of net loss per share, as their inclusion would be anti-dilutive. Common stock equivalents have been excluded from the weighted-average shares for the nine months ended September 30, 2007 and 2006 as their inclusion would be anti-dilutive. Potentially dilutive options to purchase 76,158,540 and 82,141,040 shares of Common Stock were outstanding at September 30, 2007 and 2006, respectively. Potentially dilutive warrants to purchase 193,150,945 and 238,389,470 shares of Common Stock were outstanding at September 30, 2007 and 2006, respectively. In addition, there were 10,418 and 11,928 shares of the Company's Series A 7% Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred Stock"), outstanding and potentially convertible into 13,890,670 and 15,904,000 shares of Common Stock at September 30, 2007 and 2006, respectively. In addition, there were 33,000 and 46,000 shares of the Company's Series B 8% Convertible Preferred Stock, par value $0.001 per share ("Series B Preferred Stock"), outstanding and potentially convertible into 44,000,000 and 61,333,330 shares of Common Stock at September 30, 2007 and 2006, respectively. The May 2006 Private Placement referred to in Note 5 (Private Placement) resulted in an adjustment to the conversion rate into Common Stock of the outstanding Series B Preferred Stock. In addition, there was $9,875,000 of 8% convertible debentures outstanding which are potentially convertible into 131,666,667 shares of Common Stock at September 30, 2007. See also Note 12 (Subsequent Events) All share and per share amounts have been retroactively restated to reflect the 10:1 stock split effected on August 29, 2007 unless otherwise noted.

NOTE 5 - PRIVATE PLACEMENT

On May 5, 2006, the Company raised gross proceeds of $10 million from the private placement (the "May 2006 Private Placement") to accredited institutional and individual investors (the "Investors") of its two-year 8% Senior Secured Convertible Debentures (the "Debentures"), which mature on April 30, 2008. In connection with the issuance of the Debentures, the Company issued to the investors warrants, exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement (as defined below) occurs (the "Investor Warrants"), to purchase up to 6,666,675 shares of the Company's Common Stock (pre split) at a per share exercise price of $1.50. At closing, the Company received net proceeds of approximately $5.2 million from the proceeds of the Debentures, after the payment of offering related fees and expenses and after the repayment in full of the bridge loans made between December 2005 and April 2006 (the "Bridge Loans") in the aggregate amount of $3,691,500 (inclusive of $30,000 in related fees). Certain of the investors in the Bridge Loans elected to participate in the May 2006 Private Placement and, accordingly, approximately $850,000 in principal amount of Bridge Loans was offset against these investors' purchases of the Debentures.

The Company undertook to file, within 75 days after the closing, a registration statement (the "Registration Statement") covering the Common Stock underlying the Debentures and the Warrants, as well as certain other securities agreed to by the parties and to use reasonable best efforts to cause the Registration Statement to be declared effective within 120 days of the closing. The Registration Statement was filed on January 26, 2007. Under the agreements with the holders of the Debentures, the Company is obligated to pay liquidated damages to the holders of the Debentures because the Registration Statement was not filed within the time frame provided therein and the registration statement was not declared effective within 120 days of the Closing Date. Accordingly, the Company recorded accrued estimated penalties of approximately $1,926,665 at September 30, 2007, which are included in accrued penalties in the accompanying condensed consolidated balance sheet. The Debenture holders have the right to have these liquidated damages paid in shares of Common Stock (valued at the conversion price). Following consultation with the investors, the Company withdrew the Registration Statement in May 2007. The holders have agreed to terminate the accrual of the liquidated damages beyond May 5, 2007 and to accept payment of such liquidated damages in unregistered shares of the Company's Common Stock at a per share exercise price of $0.01 (post split). The Company currently does not intend to re-file the withdrawn registration statement and the Company is examining the effect of the withdrawal of such statement on the exercise period specified in the Investor Warrants.

The Private Placement resulted in a beneficial conversion feature of $5,658,503 which the Company recorded as a discount to the face value of the Debentures. The Company also recorded a $2,191,836 discount on the Debentures based upon the relative fair values of the Debentures and the Investor Warrants. During the nine months ended September 30, 2007, $2,956,059 of these discounts was amortized and is included in interest expense in the accompanying condensed consolidated statement of operations. The remaining unaccreted discount of $2,286,571 will be amortized over the remaining term of the Debentures.

In connection with the placement of the Debentures, a placement agent has received a cash fee of $1,000,000 and warrants, with a grant date value of $1,090,452, to purchase up to 20,000,000 shares of the Company's Common Stock, of which warrants for 13,333,330 shares had an initial exercise price equal to $0.075 per share and warrants for 6,666,670 shares have an initial exercise price equal to $0.15 (post split). These warrants become first exercisable on the earlier of (i) the sixth month following the effective date of the Registration Statement or (ii) one year after issuance and continue to be exercisable through the last day of the month in which the fifth anniversary of the effective date of the Registration Statement occurs. The resale of the Common Stock underlying the Placement Agent's Warrants was to have been included in the Registration Statement discussed above. The Company paid an additional $84,500 in other costs associated with the placement of the Debentures. Accordingly, a total of $2,174,952 was recorded as deferred financing costs. As of September 30, 2007, the Company has recorded accrued and unpaid interest totaling $200,011 for the three months ended September 30, 2007 which is included in accrued interest in the condensed balance sheet. During the nine months ended September 30, 2007 $415,134 and $412,869 were amortized and are included in interest expense and amortization of deferred financing costs respectively in the accompanying condensed consolidated statements of operations, and $222,561 and $221,346 for the corresponding period in 2006.

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

The holders of $9,050,000 of the outstanding principal amount of the Convertible Debentures have agreed to accept payment of interest due as of June 30, 2007 in shares of the Company's Common Stock. Additionally these holders of $9,050,000 of the outstanding principal amount of the Convertible Debentures have agreed that the liquidated damages payable to holders of the Convertible Debentures in connection with the late filing/effectiveness of the registration statement relating to the Common Stock underlying the Convertible Debentures, which registration statement the Company filed in January 2007 and, following consultation with the investors, withdrew in May 2007, will cease to accrue as of May 5, 2007. These holders have further agreed to accept payment of the liquidated damages in shares of Common Stock.

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

As of October 31, 2007, at the request of the Company all of the holders of the Convertible Debentures agreed to subordinate their lien with respect to the Company's assets securing the amounts owed to them in connection with the Convertible Debentures in favor of any new Financing Transaction that the Company completes up to an aggregate amount of $5,500,000. In addition, the holders agreed to waive all existing events of default. In consideration thereof, the Company reduced to $0.01 the conversion price of the Convertible Debentures (on a post split basis). In connection therewith, the Company also agreed to pay the liquidated damages in shares of Common Stock at the per share rate of $0.01.

In connection with the waivers granted in May 2007, the Company repriced the per share exercise price of the warrants to $0.20, which repricing became effective prior to the effective date of the stock split. As a result of the repricing, certain of the warrants from the Company's prior financings were also repriced pursuant to price protection features. This included a total of 20,004,000 warrants associated with the Company's Preferred A stock issuance in 2004, 14,633,290 warrants associated with the Company's Preferred B stock issuance in 2005, 86,666,670 warrants associated with the Company's 8% Debenture in 2006, and 18,750,000 warrants associated with certain of the Company's bridge loans. As a result of this repricing, the Company recorded a financing cost of $1,723,645 in the third quarter of 2007 which is included in the accompanying condensed consolidated statements of operations.

NOTE 6 - NOTES PAYABLE

BRIDGE LOANS

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

On February 27, 2007, the Company obtained an additional short-term working capital loan in the gross amount of $500,000 from an institutional stockholder and a previous investor. The loan is evidenced by the Company's promissory note in the principal amount of $531,000 and becomes due and payable on the earliest to occur of (i) the date on which the Company consummates a subsequent financing that generates, on a cumulative basis with all other financings, gross proceeds to the Company of at least $2 million or (ii) May 31, 2007. Under the terms of the Note, the holder may declare the Note immediately due and payable upon the occurrence of any of the following events of default: (i) failure to pay principal or any other amount due under the Note when due, (ii) material breach of any of the representations or warranties made in the Note, (iii) failure to observe any undertaking contained in the Note or the other transaction documents in a material respect if such failure continues for 30 calendar days after notice, (iv) the Company admits in writing as to its inability to pay its debts generally as they mature, makes an assignment for the benefit of creditors or commences proceedings for its dissolution, or applies for or consents to the appointment of a trustee, liquidator or receiver for the Company or for a substantial part of its property or business, (v) the Company's insolvency or liquidation or a bankruptcy event,(vi) the entry of money judgment or similar process in excess of $750,000 if such judgment remains unvacated for 60 days. The Company did not repay the amounts due on this Note.

In May 2007, the Company defaulted on the repayment obligation of the bridge loans discussed above. The Company has contacted these investors in an effort to resolve these matters. The Company has accrued $299,358 of interest through September 30, 2007 in connection with these loans.

NOTE 7 - RELATED PARTY TRANSACTION

In January 2006 the Company entered into additional Short Term Loans with three private investors (collectively the "January 2006 Investors"), pursuant to which these investors loaned to the Company the aggregate amount of $500,000. The January 2006 Investors included Mr. Juan Mendez, Chairman of the Company's board of directors, who loaned the Company $250,000. In addition, on November 13, 2006, the Company obtained a $100,000 loan from Mr. Juan Mendez, the Chairman of its board of directors, for purpose of meeting its operating requirements. The loan was made pursuant to the Company's demand promissory note issued to Mr. Mendez in the principal amount of $100,000. Interest on the loan accrues at the rate of 24% per annum. In February 2007, Mr. Mendez advanced an additional $150,000 to the Company on identical terms. In February, the Company repaid approximately $27,150 of the principal amount of these loans and accrued interest in the amount of $9,100. The additional loans by Mr. Mendez in the principal amount of $222,850 are payable on demand.

In order to assist the Company in meeting its operating requirements pending the raise of additional capital, if any, on August 9, 2007 Mr. Mendez, the Chairman of the Company's board of directors advanced to the Company an additional $30,000. In consideration of this advance of new funds, the outstanding principal amount and accrued interest (at the rate of 24% per annum) in the aggregate amount of $245,135 previously advanced by the Chairman and evidenced by the Company's demand promissory note issued to him and the newly advanced loan of $30,000 were consolidated into one unsecured Company promissory note in the principal amount of 332,913.35, which note is due and payable at the earlier to occur of (i) December 7, 2007 (the 120th day following the advance) or (ii) the date on which the Company consummates one or more transactions after the date hereof with aggregate gross proceeds to the Company of at least $2 million. The new note reflects an original issue discount of 21% for the 120 day term. On October 25, 2007 and November 15, 2007, the Chairman advanced additional loans in the principal amount of $75,000 and $25,000 respectively, which loans are evidenced by a demand promissory note bearing interest at a per annum rate of 24%.

NOTE 8 - CAPITAL TRANSACTION

On April 25, 2007, the Company's stockholders authorized a ten-for-one stock split, structured in the form of a 900% stock dividend (the "Stock Split") of its Common Stock. The Stock Split was effected following the approval, on August 14, 2007, by the Company's stockholders of an increase in the Company's authorized Common Stock to 3,000,000,000 shares. Stockholders of record at the close of business on August

24, 2007, received nine (9) additional shares of the Company's Common Stock for each share of Common Stock held on that date. All share and per share amounts have been retroactively restated to reflect the 10:1 stock split effected on August 29, 2007.

NOTE 9 - STOCKHOLDERS' EQUITY

On August 14, 2007, the Company's stockholders approved an increase in the Company's authorized Common Stock to 3,000,000,000 shares.

During the nine months ended September 30, 2007, the Company issued the following Common Stock:

On April 23, 2007, the Company issued to Stifel Nicolaus & Company, the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, in resolution of certain issues, 5,000,000 shares of restricted stock from its 2000 Equity Incentive Plan.

On June 30, 2007, the Company issued 479,520 shares of Common Stock with a total value of $35,964 to Series A Preferred Stockholders as stock dividends. The shares were issued at $0.75 per share.

On June 30, 2007, the Company issued 4,776,610 shares of Common Stock with a total value of $131,375.34 to Series B Preferred Stockholders as stock dividends. The shares were issued at $0.2750 per share which was a discount to the fair market value on the date of issuance.

On June 30, 2007, the Company issued 30,459,320 shares of Common Stock with a total value of $837,753 to holders of the two-year 8% Senior Secured Convertible Debentures for payment of interest due from May 2006 through June 30, 2007. The shares were issued at $0.2750 per share which was a discount to the fair market value on the date of issuance

In July and August 2007, the Company issued 1,667,070 shares of its Common Stock upon conversion of $125,000 in principal amount of Debentures (and accrued interest with respect to a portion of such principal amount).

In August and September 2007, the Company received cashless warrant exercise notices for the issuance of 24,429,822 shares of the Company's Common Stock. However, the Company could not effect the exercises as its account with its transfer agent was on credit hold pending payment of an outstanding amount, which hold has been removed. Under the agreements with the warrant holders, a holder who delivers a notice of warrant exercise is deemed to be holder of the shares issuable thereon on the date that such notice is delivered to the Company. However, if the Company does not deliver the shares issuable thereon to such holder within three trading days following delivery of the notice, then the holder is entitled to revoke the notice. The Company is currently processing these exercise notices. The holders of the Debentures issued in May 2006 have waived any claims under the agreements in respect of the delay in processing these conversion/exercises and the Company has not received any other claims for late delivery of shares. The shares issuable pursuant to the cashless exercises described above (24,429,822) have been included in the number of shares outstanding as of September 30, 2007.

NOTE 10 - MOTOROLA STRATEGIC ALLIANCE AGREEMENT

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

The Company accounted for the strategic alliance with Motorola under SFAS No. 68 (Research and Development Arrangements). As such, amounts received from Motorola are netted against costs incurred by the Company. During the nine months ended September 30, 2007 the Company received $125,336 in excess of the $574,664 spent on development projects related to the strategic alliance in accordance with the Original Strategic Alliance Agreement.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

DISPUTED PAYABLE

Stifel Nicolaus & Company ("Stifel"), the successor-in-interest to Legg Mason Walker Wood LLC, an investment banking firm, has made a demand on the Company for payment of $700,000 as fees for financial advisory services that it claims are due in connection with certain of the bridge loans advanced to the Company in prior years. The Company believes that Stifel's position, which is based on Stifel's interpretation of a placement agency agreement entered into by the Company and the investment bank in September 2005 and terminated by the Company in December 2005, is without merit. On April 23, 2007, the Company and Stifel entered into a settlement agreement pursuant to which the issues surrounding the disputed payable referred to in Note 11 above were resolved. Pursuant to such agreement, the parties granted each other mutual releases and the Company issued to Stifel 500,000 shares (pre-split) of restricted Common Stock with a total value of $245,000 under the Company's 2000 Equity Incentive Plan. As a result of the settlement, the Company reversed provisions made previously of $75,086 in accounts payable and $21,167 of accrued expenses.

On August 8, 2007, the Company executed an agreement with the landlord of its principal offices settling claims made by the landlord in the summons which it served the Company in June 2007 alleging non-payment of rent for the months of February and March 2007. Under the terms of the settlement, the Company surrendered possession of the second floor of its premises and continued to lease the first floor in accordance with the terms of the original lease agreement, provided, that the landlord is entitled to lease all or part of such first floor in which event the Company will be required to vacate the newly leased portion. Under the terms of the settlement, the Company agreed to pay rent and related late charges in respect of April and May 2007 in the aggregate amount of $85,667 through the issuance of shares of its restricted Common Stock. The settlement fixed the base rent for the period of June through August 31, 2007 at $17,555, plus applicable charges under the original lease, which amounts are to be paid in cash, and fixed the base rent for the retained premises (assuming the Company will retain the first floor) for the following periods (all payable in cash): September 2007 through August 2008, $18,129; September 2008 through August 2010, $18,714. Thereafter, the landlord indicated that it is not executing the settlement. On August 29, 2007, the Company received from the landlord a signed copy of the agreement as well as notice of default thereon and a copy of request made to Superior Court of New Jersey Law Division - Special Civil Part Landlord - Tenant, for a Warrant of Removal. On September 6, 2007, the Company was served with a court order to vacate the premises by September 12, 2007. The Company complied with the order and vacated the premises.

On September 18, 2007, the Company completed the relocation of its principal office premises to 541 Industrial Way West Suite B, Eatontown, New Jersey 07724. The Company is not currently paying any rent for the new premises. Subject to the Company raising additional working capital, the Company intends to enter into a sublease with the lessee, who is an acquaintance of our chief executive officer.

NOTE 12 - SUBSEQUENT EVENTS

(i) As of October 31, 2007, at the request of the Company all of the holders of the Convertible Debentures agreed to subordinate their lien with respect to the Company's assets securing the amounts owed to them in connection with the Convertible Debentures in favor of any new Financing Transaction that the Company completes up to an aggregate amount of $5,500,000. In addition, the holders agreed to waive all existing events of default. In consideration thereof, the Company reduced to $0.01 the conversion price of the Convertible Debentures. In connection therewith, the Company also agreed to pay the liquidated damages in shares of Common Stock at the per share rate of $0.01. See additional disclosures at the end of Note 5 and in Note 8 regarding the timing of the stock split and repricing.

(ii) On October 25, 2007, in order to assist the Company in meeting its operating requirements pending the raise of additional capital, if any, Mr. Mendez, the Chairman of the Company's board of directors advanced to the Company an additional $75,000.. On November 15, 2007, in order to assist the Company in meeting its operating requirements pending the raise of additional capital, if any, Mr. Mendez advanced to the Company an additional $25,000. These advances are evidenced by a demand promissory note dated November 16, 2007, in the amount of $100,000 bearing interest at a per annum rate of 24%.

(iii) During November 2007, the Company issued 7,800,000 shares of Common Stock upon conversion of $78,000 in principal amount (and accrued interest) of the Debentures issued in May 2006.

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

We need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that have matured and not been repaid. Pending the raise of additional capital, since August 15, 2007, we have significantly curtailed our product design, development and marketing efforts and released all of our non-management employees. As of the date of this report, we have on staff only our Chief Executive Officer and Chief Financial Officer. We have been forced to delay payments to most of our vendors, defer salaries for management and curtail product development plans. If we are unable to raise capital on an immediate basis, we will be forced to lay-off our remaining workforce and either restructure or cease operations entirely. As of the date of this report, we and the holders of our secured debt have reached an agreement whereby the holders of this debt have agreed to subordinate their debt (and their lien on the company's assets that secures such debt) to providers of additional financing in an aggregate amount not to exceed $5 million. At the present time, we have no commitments for any financing, and there can be no assurance that, if needed, capital will be available to us on commercially acceptable terms (or at all). Pending the raise of such additional capital, we have received a non-binding term sheet for a short term loan to us of $500,000, the terms of which are being studied by us and discussed with various prospective lenders. Due to the limited amount of authorized and unissued Common Stock available following the repricing of the conversion price of these debentures, we will need to hold a special meeting of stockholders to increase our pool of authorized and unissued shares of Common Stock in order to conclude any long-term financing. No assurance can be given that we will be able to obtain the required stockholder consent in the time-frame needed for us to raise the capital to resume operations. These conditions raise substantial doubt about our ability to continue as a going concern.

Pending the raise of additional working capital by us, we plan to upgrade and improve our gateway product line to encompass home networking features. For example, we have begun focusing on software for a home gateway that will transform the home gateway into a Broadband Entertainment Center. This will allow users to store, organize, and search all types of multimedia content -- from movies, to home videos, to music, to games -- within a personal media library storage device connected to their residential gateway, and then play that content on virtually any television, monitor, or networked device.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment" (SFAS
123R) that amends SFAS 123, and SFAS No. 95, "Statement of Cash Flows" and supersedes Accounting Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued to Employees," and related interpretations (APB 25). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, based on the grant-date fair value of the award and to recognize such cost over the requisite period during which an employee provides service. The grant-date fair value will be determined using option-pricing models adjusted for unique characteristics of the equity instruments. SFAS 123R also addresses the accounting for transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments. The statement does not change the accounting for transactions in which we issue equity instruments for services to non-employees.

We adopted the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of FAS 123R that remain unvested on the effective date.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006

SALES AND COST OF GOODS SOLD. Revenues for the nine months and three months ended September 30, 2007 were $234,500 and $100, respectively, and $29,603 and $4,224 for the corresponding periods in 2006. The increase in revenues for the nine months ended September 30, 2007 is primarily attributable to units shipped to Motorola for customer trials. Cost of goods sold were $220,365 and $723 during the nine months and three months ended September 30, 2007 and $23,628 and $3,881 for the corresponding periods in 2006, respectively.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses consist of expenses incurred primarily in product designing, developing and testing. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services and supplies used and consulting and license fees paid to third parties. Research and development expenses for the nine months and three months ended September 30, 2007 were $1,773,432 and $186,666 respectively and $3,904,069 and $1,485,052 for the corresponding periods in 2006 . The decrease in research and development expenses is primarily attributable to amounts received from Motorola that offset research and development expenses, and reduced employee salaries. We received $700,000 and $0 from Motorola for the nine and three month period ended September 30, 2007 that offset research and development expenses during these periods.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses for personnel, consulting fees, and trade show expenses incurred in product distribution. Sales and marketing expenses for nine months and three months ended September 30, 2007 were $368,532 and $176,947, respectively and $1,071,413 and $231,918 for the corresponding periods in 2006. The decrease in sales and marketing expenses is primarily attributable to a shift in personnel costs from marketing to research and development of our products and reduced costs for trade shows, promotional materials and consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses consist primarily of salaries and other related costs for personnel in executive and other functions. Other significant costs include professional fees for legal, accounting, investor relations and other services. General and administrative expenses for the nine months and three months ended September 30, 2007 were $1,308,521 and $403,135 respectively and $2,697,390 and $741,417 for the corresponding periods in 2006. The decrease in general and administrative expenses is attributable to reduced stock based compensation recorded for stock options granted to employees and non-employee directors and a decrease in personnel costs and outside services.

INVENTORY. During the third quarter of 2007, we determined that $85,931 of finished goods and $28,359 of components had become impaired due to obsolescence and were written down accordingly.

FIXED ASSETS. During the nine and three months ended September 30, 2007, we sold or disposed of equipment with a book value of $251,321 and 224,282, respectively for gross proceeds of $56,926 and $7,955 respectively, which resulted in a loss of $194,395 and 216,327, respectively, which is recorded as a charge to operations in the accompanying condensed consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances were $11,078 at September 30, 2007 and $368,294 at December 31, 2006.

Net cash used during the nine months ended September 30, 2007 consisted of operating activities of approximately $1.4 million. Net cash used during the corresponding period in 2006 consisted of operating activities of approximately $6.6 million, the purchase of property and equipment and the costs associated with internally developed software of approximately $1.0 million.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $935,484 compared to $7,685,207 in the corresponding period in 2006. Net cash provided by financing activities during the 2007 period was the result of proceeds of $1,246,000 from the issuance of short-term notes in the aggregate principal amount of $1,401,543 offset by financing costs of $120,480, and the repayment of short term notes of $185,812 . Net cash provided by financing activities during the corresponding period in 2006 was the result of proceeds from the issuance of our 8% convertible debenture, short term loans and from the exercise of stock options offset by the repayment of short term borrowings and financing costs.

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

Between October 23, 2006 and December 28, 2006, we consummated bridge loan transactions pursuant to which we borrowed the approximate gross amount of $1.45 million (prior to the payment of offering related fees and expenses). The funds were raised in response to an offer we made to the holders of the purchasers of the of the Series B 8% Convertible Preferred Stock (the "Series B Preferred Stock") and the Series A 7% Convertible Preferred Stock (the "Series A Preferred Stock") to reinstate for a specified period certain price protection provisions that were contained in the purchase agreements relating to these securities. An initial loan in the gross amount of $600,000 was advanced on October 23, 2006 (the "Initial Closing Date") from institutional investors who purchased Series B Preferred Stock and thereafter subsequent closings were held in November and December 2006 with investors who had purchased either or both of our Series A or Series B Preferred Stock. The offer expired on December 31, 2006. The loans are evidenced by our promissory notes (each, a "Note" and collectively, "Notes") in the aggregate principal amount equal to the amount advanced by investors multiplied by the Applicable Percentage. The "Applicable Percentage" is the percentage which is equal to (x) one hundred percent (100%), plus (y) (1) the percent equal to twenty-four percent (24%), multiplied by (2) the fraction, of which the numerator is the number of days from the closing date of the Loan for the relevant investor until February 20, 2007 (the "Stated Maturity Date"), which is 120 days after the Initial Closing Date, and the denominator is 360. All loans, whether advanced on the Initial

Closing Date or thereafter, are scheduled to mature on the date (the "Maturity Date") which is the earliest of (i) the Stated Maturity Date, (ii) the date on which we consummate a subsequent financing that generates, on a cumulative basis with all other financings (except for the proceeds of these loans and other limited exceptions specified in the promissory notes evidencing the loans), gross proceeds to us of at least $2 million or (iii) the date on which an investor accelerates payment on the note evidencing a loan while there is existing an Event of Default under that note. In February 2007, at our request, holders of approximately $1.463 million in principal amount of the Notes agreed to extend the maturity date of such notes until March 22, 2007 in consideration of our payment of a portion of the principal of their respective Notes, and our agreement that the interest on the unpaid balance of the outstanding principal amount of these loans will accrue interest at a rate of 24% per annum. One of the holders of the Notes did not agree to the extension and accordingly its note in the principal amount of $71,020 was paid in full from the proceeds of short-term loans that were advanced to the Company on February 27, 2007 discussed above. We are currently in default on these notes.

On November 13, 2006, we received a short-term working capital loan from the Chairman of our board of directors in the principal amount of $100,000. The advance was made on a demand basis and accrues interest at the rate of 24% per annum. In February 2007, we received an additional short-term capital loan in the principal amount of $150,000, on the same terms and conditions. In February we repaid approximately $27,150 of the principal amount of these loans and accrued interest in the amount of $ 9,100. In August 2007, our Chairman advanced to us an additional $30,000 in order for us to meet pressing operating requirements. In consideration of this extension, the outstanding principal amount and accrued interest (at the rate of 24% per annum) in the aggregate amount of $245,135 previously advanced by the Chairman and evidenced by the Company's demand promissory note issued to him and the newly advanced loan of $30,000 were consolidated into one unsecured Company promissory note in the principal amount of 332,913.35, which note is due and payable at the earlier to occur of (i) November 29, 2007 (the 120th day following the advance) or (ii) the date on which the Company consummates one or more transactions after the date hereof with aggregate gross proceeds to the Company of at least $2 million. The new note reflects an original issue discount of 21% for the 120 day term.

On May 5, 2006, we raised gross proceeds of $10 million from the private placement to certain institutional and individual investors of our two-year 8% Senior Secured Convertible Debentures. At closing, we received net proceeds of approximately $5.2 million, after payment of offering related fees and expenses and after the repayment of bridge loans made between December 2005 and April 2006 in the aggregate amount of $3,691,500 (inclusive of $30,000 in related fees). Certain of the investors in these bridge loans elected to participate in the Convertible Debenture transaction and, accordingly, approximately $850,000 in principal amount of bridge loans was offset against these investors' purchases of the Convertible Debentures. The holders of the Convertible Debentures have a lien on all of our assets, including our intellectual property. We owed to the holders of these debentures as of September 30, 2007 approximately $1.9 million in liquidated damages in respect of the delay in the filing and effectiveness of the Registration Statement beyond the time frame specified in the agreements with such holders as well as $87,973 in interest owed and accruing. Following consultation with these investors, in May 2007, we withdrew the Registration Statement that we originally filed in January 2007 covering the resale of shares of common stock underlying the securities held by the Debenture holders. The investors have agreed to the cessation of liquidated damages beyond May 5, 2007, the facilitation of additional financing and the subordination of the Debenture holders' security interest to the providers of new funds. The holders have also waived all existing defaults under the agreements with them.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have determined that a material weakness existed in our internal control over financial reporting related to the disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, including Financial Accounting Standards Board ("FASB") FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," and, as a result, our disclosure controls and procedures were not effective as of September 30, 2007 as they relate to disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, including FASB FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,". Specifically, the Company did not design and implement controls necessary to provide reasonable assurance that the disclosure of stock based compensation information, the disclosure of events related to bridge notes and long term debt, and the implementation of and disclosure of the impact of new accounting pronouncements, FASB FSP EITF 00-19-2, "Accounting for Registration Payment Agreements" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, would be disclosed in accordance with generally accepted accounting principles. This control deficiency was determined to be a material weakness due to the potential for material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls. Based on this, there is more than a remote likelihood that a material misstatement of the interim financial statements would not have been prevented or detected. In addition, during the third quarter of 2007, due to limited resources, our employees were reduced to solely the Chief Executive Officer and Chief Financial Officer and we discontinued the services of a financial consultant. Reliance on these limited resources to gather the required financial information to complete the necessary financial information for our public filings impairs our ability to provide for the segregation of duties and the ability to ensure consistently complete and accurate financial reporting , as well as disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are not effective, given the foregoing material weakness. We believe that subject to a raise of additional capital, if any, we will be able to engage the necessary resources to address the material weaknesses identified above.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2007, due to a lack of resources, we were required to discontinue utilizing the services of a consultant who assisted in ensuring a proper segregation of duties. Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any legal proceedings the resolution of which can be expected to have a material adverse effect on our business.

ITEM 2. CHANGE IN SECURITIES

During the three months ended September 30, 2007, we issued the following equity securities without registration under the Securities Act.

In July and August 2007, we issued 166,707 shares of its Common Stock upon conversion of $125,000 in principal amount of Debentures (and accrued interest with respect to a portion of such principal amount).

In August and September of 2007, we issued 24,429,822 of common shares upon the exercise of 45,238,525 warrants on a cashless basis. The shares will be distributed to the holders of the warrants during November 2007.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2007, we have not repaid principal and accrued interest that became due as of such date in the aggregate amount of $2,817,071. The delivery of notice to us by any one of these holders demanding immediate payment will trigger an Event of Default under the agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on August 14, 2007. The following matters were voted on: (1) election of directors; (2) increase in the number of authorized shares of Common Stock; (3) amendment to the Company's 2000 Equity Incentive Plan; (4) amendment to the Company's 2002 Non-Employee Directors Stock Option Plan; and (5) ratification of the appointment of independent registered public accounting firm.

The vote tally was as follows:

(1) Each of the following individuals was elected to the board of directors to hold office until the 2007 annual meeting of stockholders, or until a successor is duly elected and qualified or the director's earlier death, resignation or removal.

                                               FOR      WITHHELD

                       Frank Galuppo       18,679,245    280,094
                       Juan Mendez         18,682,745    276,594
                       Richard Butters     18,683,045    276,294
                       Bob Martin          18,682,745    276,594
                       Ray Willenberg      18,682,045    277,294



(2) The proposal to ratify the amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from time to time to 3 billion shares was approved by the following vote:

                         FOR       AGAINST    ABSTAIN   BROKER NON-VOTE
                      17,835,144   1,072,700    51,495       0


(3) The proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 2000 Equity Incentive Plan to 20,000,000 shares was approved by the following vote:

                         FOR       AGAINST    ABSTAIN   BROKER NON-VOTE
                      2,724,709    373,537      30,648   15,830,445


(4) The proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 2002 Non Employee Directors Plan to 4,000,000 shares was approved by the following vote:

                         FOR       AGAINST    ABSTAIN   BROKER NON-VOTE
                      2,573,259    524,637      30,998   15,830,445


(5) The proposal to ratify the appointment of Marcum & Kliegman, LLP as the Company's independent registered public accounting firm for the year ending December 31, 2007 was approved by the following vote:

                         FOR       AGAINST    ABSTAIN   BROKER NON-VOTE
                      18,745,430   160,530      53,379       0


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

                              AMEDIA NETWORKS, INC.

     DATE: November 19, 2007                     BY /S/ FRANK GALUPPO
                                                    -------------------------
                                                    FRANK GALUPPO,
                                                    CHIEF EXECUTIVE OFFICER


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

     DATE: November 19, 2007                     BY /S/ JAMES D. GARDNER
                                                    ------------------------
                                                    JAMES D. GARDNER,
                                                    CHIEF FINANCIAL OFFICER